Form 10-K
period 2019-12-31
SOUTHERN FIRST BANCSHARES INC
filed 2020-03-02
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act of 1934
For The Fiscal Year December 31, 2019.

Or

☐ Transition Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act of 1934
For the Transition Period from ___________ to ________________
Commission file number 000-27719

Southern First Bancshares, Inc.
(Exact name of registrant as specified in its charter)

South Carolina	58-2459561
(State of Incorporation)	(I.R.S. Employer Identification No.)

100 Verdae Boulevard, Greenville, SC	29607
(Address of principal executive offices)	(Zip Code)

864-679-9000
(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol	Name of each exchange on which registered
Common Stock	SFST	The NASDAQ Global Market

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 28, 2019 (based on the average bid and ask price of the Common Stock as quoted on the NASDAQ Global Market on June 28, 2019), was $272,689,353.

7,697,454 shares of the registrant’s common stock were outstanding as of February 21, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 12, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Southern First Bancshares, Inc.
Index to Form 10-K

CAUTIONARY NOTE REGARDING
FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1 A. Risk Factors and the following:

●	Restrictions or conditions imposed by our regulators on our operations;
●	Increases in competitive pressure in the banking and financial services industries;
●	Changes in access to funding or increased regulatory requirements with regard to funding;
●	Changes in deposit flows;
●	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
●	Credit losses due to loan concentration;
●	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
●	Our ability to successfully execute our business strategy;
●	Our ability to attract and retain key personnel;
●	The success and costs of our expansion into the Greensboro, North Carolina, Raleigh, North Carolina and Atlanta, Georgia markets and into potential new markets;
●	Changes in the interest rate environment which could reduce anticipated or actual margins;
●	Changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
●	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;
●	Changes occurring in business conditions and inflation;
●	Increased cybersecurity risk, including potential business disruptions or financial losses;
●	Changes in technology;
●	The adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
●	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
●	Changes in monetary and tax policies;
●	The rate of delinquencies and amounts of loans charged-off;
●	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
●	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;
●	Adverse changes in asset quality and resulting credit risk-related losses and expenses;
●	Changes in accounting policies and practices;
●	Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed;

●	The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, including the potential effects of coronavirus on international trade (including supply chains and export levels, travel, employee activity and other economic activities), war or terrorist activities, essential utility outages or trade disputes and related tariffs; and
●	Other risks and uncertainties detailed in this Annual Report on Form 10-K and, from time to time, in our other filings with the Securities and Exchange Commission (“SEC”).

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

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The three segments include Commercial and Retail Banking, Mortgage Banking, and Corporate Operations as described below.

Commercial and Retail Banking. The Company’s primary business is to provide traditional deposit and lending products and services to its commercial and retail banking clients. The commercial and retail banking segment is responsible for 219 of the Company’s full-time equivalent employees (“FTEs”).

Mortgage Banking. The mortgage banking segment provides mortgage loan origination services for loans that will be sold in the secondary market to investors and is responsible for 28 FTEs.

Corporate Operations. Corporate operations is comprised primarily of compensation and benefits for certain members of management and interest on parent company debt. There are no direct employees of corporate operations, however a portion of the salaries related to executive management and finance are allocated to this segment.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” or similar references mean Southern First Bancshares, Inc. and its subsidiaries.

Our Competitive Strengths
We believe that the following business strengths have been instrumental to the success of our core operations. We believe these attributes will enable us to continue profitable growth, while remaining fundamentally sound and driving value to our shareholders.

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

Our ClientFIRST model focuses on achieving cost efficiencies by diligently managing the growth of our number of employees and banking offices. We have historically insisted that the identification of talented bankers drives our growth strategy, as opposed to a more general desire to enter a specific geography or market. This strategy translates into a smaller number of brick and mortar offices relative to our size and compared to peer banks, but larger overall deposit balances in our offices as compared to peers. As a result, our offices average approximately $121 million in total deposits. We believe this style of banking allows us to deliver exceptional client service, while achieving lower efficiency ratios relative to our local competitors, as evidenced by our 54.1% efficiency ratio for the year ended December 31, 2019.

We continue to make significant investments in our IT systems and technology offerings to our clients that we believe will continue to drive low-cost deposit growth. We believe that our current mobile banking, on-line banking and cash management offerings are industry-leading solutions amongst community banks, and we plan to continue to invest in the latest technology solutions to ensure we meet the evolving needs of our clients and maintain this competitive advantage over other community banks.

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

		Our Market Deposits at	Total Market
Market(1)	Total Offices	June 30, 2019	Deposits(2)
		(Dollars in thousands)
Greenville	4	$913,304	$17,460,035
Charleston	3	430,287	14,740,258
Columbia	3	354,002	19,730,295
Atlanta	1	105,762	177,260,712
Raleigh	1	54,693	28,587,631
Greensboro	1	13,340	12,611,375

(1)	Represents the metropolitan statistical area (“MSA”) for each market.
(2)	The total market deposits data displayed are as of June 30, 2019 as reported by the FDIC.

Greenville. The city of Greenville is located in Greenville County, South Carolina approximately midway between Atlanta and Charlotte on the heavily traveled I-85 business corridor. The Greenville-Anderson-Mauldin MSA is the most populous market in South Carolina with an estimated 906,626 residents as reported in 2019. The median household income for the Greenville-Anderson-Mauldin MSA was $55,790 for 2019. A large and diverse metropolitan area, the Greenville-Anderson-Mauldin MSA is one of the southeast region’s premier areas for business, serving as headquarters for Michelin and Hubbell Lighting as well as hosting significant operations for BMW and Lockheed Martin.

Columbia. The city of Columbia is located in Richland County, South Carolina and its surrounding suburban areas expand into adjoining Lexington County. Columbia is the state capital, the largest city in the state and the home of the University of South Carolina and Fort Jackson, the Army’s largest Initial Entry Training Center. The Columbia MSA is the second most populous market in the state with an estimated population of 833,165 residents as reported in 2019. The median household income for the Columbia MSA was $53,765 for 2019.

Charleston. The city of Charleston is located in Charleston County, South Carolina. The Charleston-North Charleston MSA is the third most populous market in the state with an estimated population of 787,643 residents as reported in 2019. Charleston is home to the deepest port in the Southeast and boasts top companies in the aerospace, biomedical and technology fields such as Boeing, the Medical University of South Carolina (MUSC) and Blackbaud. The median household income for the Charleston-North Charleston MSA was approximately $64,283 for 2019. One of our retail offices in the Charleston market is located in the city of Mount Pleasant, which is located just north of Charleston in Charleston County and ranks as the fourth largest city in South Carolina.

Raleigh. The city of Raleigh is the second largest city in the state and is located in Wake County, North Carolina. The Raleigh MSA is one of the most populous markets in the state of North Carolina with an estimated population of 1.36 million residents as reported in 2019. Raleigh is the state capital and is home to North Carolina State University and is part of the Research Triangle area, together with Durham, North Carolina (home of Duke University) and Chapel Hill, North Carolina (home of the University of North Carolina at Chapel Hill). The median household income for the Raleigh MSA was approximately $75,165 for 2019.

Greensboro. The city of Greensboro is the third largest city in North Carolina and is located in Guilford County. The Greensboro-High Point MSA has an estimated population of 767,711 residents as reported in 2019. Greensboro has traditionally been a fixture in the textiles, tobacco and furniture industries while also moving towards an increased presence of high-tech, aviation and transportation/logistics sectors. Greensboro, along with Winston-Salem and High Point, is commonly referred to as the Triad region of North Carolina and is home to companies such as Honda Aircraft, Lincoln Financial Group and Volvo Trucks of North America. The median household income for the Greensboro MSA was approximately $50,026 for 2019.

Atlanta. The Atlanta-Sandy Springs-Roswell MSA has the ninth largest population in the U.S. with 5.95 million residents as reported in 2019. Atlanta is the state capital of, and largest city in, Georgia and is the world headquarters of corporations such as Coca-Cola, Home Depot, UPS, Delta Airlines and Turner Broadcasting. The median household income for the Atlanta MSA is $69,464.

We believe that the demographics and growth characteristics of these six markets will provide us with significant opportunities to further develop existing client relationships and expand our client base.

Experienced Management Team, Dedicated Board of Directors and Talented Employees. Our senior management team is led by R. Arthur Seaver, Jr. and Michael D. Dowling, whose biographies are included below. Mr. F. Justin Strickland served as President from 2006 through January 21, 2020, at which time he resigned from his position with the Bank. These executives lead a team of 37 additional senior team members which we believe compares favorably to any community bank management team assembled in South Carolina.

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

Michael D. Dowling has served as an Executive Vice President and the Chief Financial Officer of our Company and our Bank since 2011 and as Chief Operating Officer since July 2019. He has over 25 years of experience in the banking industry. Mr. Dowling was previously employed with KPMG LLP from 1994 until 2011, including most recently as an Audit Partner (2005-2011) and a member of KPMG’s Financial Services practice. Mr. Dowling has extensive experience working with public companies and financial institutions. He is a 1993 graduate of Clemson University, with a degree in Accounting and is a CPA in South Carolina and North Carolina.

In addition to Messrs. Seaver and Dowling, our executive management team consists of 11 individuals who bring an average of 25 years of experience in the banking industry.

The management team is complemented by a dedicated board of directors with extensive local market knowledge and a wide range of experience including accounting, business, banking, manufacturing, insurance, management and finance. We believe that our management’s and board’s incentives are closely aligned with our shareholders through the ownership of a substantial amount of our stock. As of December 31, 2019, our executive officers and board of directors owned an aggregate of 778,368 shares of our common stock, including options to purchase shares of our common stock, which represented approximately 9.97% of the fully-diluted amount of our common stock outstanding. We believe that our officers’ and directors’ experience and local market knowledge are valuable assets and will enable them to guide us successfully in the future.

In addition, we believe that we have assembled a group of highly talented employees by being an employer of choice in the markets we serve. We employed a total of 242 full-time equivalent employees as of December 31, 2019. Our employees are skilled in the areas of banking, information technology, management, sales, advertising and marketing, among others. We strive to provide an “umbrella for great talent,” characterized by a culture of transparency and collaboration which permeates all levels of the organization. To drive our culture of transparency and collaboration, our employees engage in a series of weekly meetings to understand the goals and plan for each week. These meetings are intended to remind our employees of our vision, strategy and ClientFIRST service, and provide our employees with information regarding monthly and quarterly goals and client or prospect needs. In addition, each week is started with a meeting of all Senior and Executive Vice Presidents to ensure that all team members are informed on the latest developments of our Company. Our employees and their ClientFIRST approach to service have been instrumental to our success.

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

Focus on Profitable and Efficient Growth. Our executive management team and board of directors are dedicated to producing profits and returns for our shareholders. We actively manage the mix of assets and liabilities on our balance sheet to optimize our net interest margin while also maintaining expense controls and developing noninterest income streams. By continually striving to build a well-structured balance sheet, we seek to increase profitability and improve our return on average assets, return on average equity and efficiency ratio. We believe that, as the economy continues to improve, our focus on maximizing our net interest margin and minimizing our efficiency ratio while maintaining credit quality controls will translate into continued and improved profitability and shareholder returns. We are committed to enhancing these levels of profitability by focusing on our core competencies of commercial lending and core deposit gathering. We believe that we have the infrastructure currently in place, such as technology, support staff and administration, to support expansion with limited associated noninterest expense increases.

Provide a Distinctive Client Experience. Our markets have been subject to consolidation of local community banks primarily by larger, out-of-state financial institutions. We believe there is a large client base in our markets that prefers doing business with a local institution and may be dissatisfied with the service offered by national and larger regional banks. We believe that the exceptional level of professional service provided to our clients as a result of our ClientFIRST model provides us with a distinct competitive advantage over our local competitors. We also believe that technology innovation will continue to play a critical role in retaining clients and winning new business. We believe that our current mobile banking, on-line banking and cash management offerings are industry-leading solutions amongst community banks. During 2019, 75% of deposits were acquired through our office network, 21% came through the commercial remote deposit capture channel and the remaining 4% came through consumer mobile deposits. We believe that the volume in remote deposit capture and mobile deposit channels will continue to increase over time as more clients become acquainted with the convenience these services provide. By delivering superior professional service through our ClientFIRST model, coupled with our deep understanding of our markets and our commitment to providing the latest technology solutions to meet our clients’ banking needs, we believe that we can attract new clients and expand our total loans and deposits.

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

Lending Activities

General. We emphasize a range of lending services, including real estate, commercial, and equity-line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area. Our underwriting standards vary for each type of loan, as described below. Because loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At December 31, 2019, we had net loans of $1.93 billion, representing 85.0% of our total assets.

We have focused our lending activities primarily on the professional markets in Greenville, Columbia, Charleston, Raleigh, Greensboro and Atlanta including doctors, dentists, and small business owners. By focusing on this client base and by serving each client with a consistent relationship team of bankers, we have generated a loan portfolio with larger average loan amounts than we believe is typical for a community bank. As of December 31, 2019, our average loan size was approximately $250,000. Excluding home equity lines of credit, the average loan size was approximately $304,000. At the same time, we have strived to maintain a diversified loan portfolio and limit the amount of our loans to any single client. As of December 31, 2019, our 10 largest client loan relationships represented approximately $198.5 million, or 10.2%, of our loan portfolio.

Loan Approval. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and client lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be considered for approval by a team of officers led by a senior lender, or by the voting members of the Credit Approval Support Team (“CAST”) committee, based on the loan amount. The CAST committee, which is comprised of a group of our senior commercial lenders, chief banking officer, and chief executive officer, has pre-determined lending limits, and any loans in excess of this lending limit will be submitted for approval by the finance committee of our board or by the full board. We do not make any loans to any director or executive officer of the Bank unless the loan is approved by the board of directors of the Bank and all loans to directors, officers and employees are on terms not more favorable to such person than would be available to a person not affiliated with the Bank, consistent with federal banking regulations.

Management monitors exposure to credit risk from potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, as well as concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. These types of loans are subject to strict underwriting standards and are more closely monitored than a loan with a low loan-to-value ratio. Furthermore, there are industry practices that could subject us to increased credit risk should economic conditions change over the course of a loan’s life. For example, we make variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). The various types of loans are individually underwritten and monitored to manage the associated risks.

Credit Administration and Loan Review. We maintain a continuous loan review system. We also apply a credit grading system to each loan, and we use an independent process to review the loan files on a test basis to assess the grading of each loan. We periodically review performance benchmarks established by management in the areas of nonperforming assets, charge-offs, past dues, and loan documentation. Each loan officer is responsible for each loan he or she makes, regardless of whether other individuals or committees joined in the approval. This responsibility continues until the loan is repaid or until the loan is officially assigned to another officer.

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal and state laws and regulations. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. Based upon the capitalization of the Bank at December 31, 2019, the maximum amount we could lend to one borrower was $37.6 million. However, to mitigate concentration risk, our internal lending limit at December 31, 2019 was $26.3 million and may vary based on our assessment of the lending relationship. The board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve our clients. The Bank’s legal lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

Loan Portfolio Segments. Our loan portfolio is comprised of commercial and consumer loans made to small businesses and individuals for various business and personal purposes. While our loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers, the principal component of our loan portfolio is loans secured by real estate mortgages on either commercial or residential property. These loans will generally fall into one of the following six categories: commercial owner occupied real estate, commercial non-owner occupied real estate, commercial construction, consumer real estate, consumer construction, and home equity loans. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. At December 31, 2019, loans secured by first or second mortgages on commercial and consumer real estate made up approximately 82.8% of our loan portfolio. In addition to loans secured by real estate, our loan portfolio includes commercial business loans and other consumer loans which comprised 15.9% and 1.3%, respectively, of our total loan portfolio at December 31, 2019.

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

The following describes the types of loans in our loan portfolio.

●	Commercial Real Estate Loans (Commercial Owner Occupied and Commercial Non-owner Occupied Real Estate Loans). At December 31, 2019, commercial owner occupied and non-owner occupied real estate loans (other than construction loans) amounted to $909.7 million, or 46.8% of our loan portfolio. Of our commercial real estate loan portfolio, $501.9 million in loans were non-owner occupied properties, representing 38.7% of our commercial real estate portfolio and 25.8% of our total loan portfolio. The remainder of our commercial real estate loan portfolio, $407.9 million in loans or 31.4% of the commercial loan portfolio, were owner occupied. Owner occupied loans represented 21.0% of our total loan portfolio. At December 31, 2019, our individual commercial real estate loans ranged in size from approximately $10,000 to $21.1 million, with an average loan size of approximately $668,000. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We also generally require that a borrower’s cash flow exceeds 115% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

●	Construction Real Estate Loans. We offer adjustable and fixed rate construction real estate loans for commercial and consumer projects, typically to builders and developers and to consumers who wish to build their own homes. At December 31, 2019, total commercial and consumer construction loans amounted to $122.0 million, or 6.3% of our loan portfolio. Commercial construction loans represented $80.5 million, or 4.1%, of our total loan portfolio, while consumer construction loans represented $41.5 million, or 2.1% of our total loan portfolio. At December 31, 2019, our commercial construction real estate loans ranged in size from approximately $55,000 to $12.9 million, with an average loan balance of approximately $1.0 million. At December 31, 2019, our consumer or residential construction loans ranged in size from approximately $40,000 to $4.4 million, with an average loan size of approximately $409,000. The duration of our construction loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Commercial construction loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and sometimes on the sale of the property. Specific risks include:

●	cost overruns;
●	mismanaged construction;
●	inferior or improper construction techniques;
●	economic changes or downturns during construction;
●	a downturn in the real estate market;
●	rising interest rates which may prevent sale of the property; and
●	failure to sell completed projects in a timely manner.

We attempt to reduce the risk associated with construction loans by obtaining personal guarantees where possible and by keeping the loan-to-value ratio of the completed project at or below 80%.

●	Commercial Business Loans. We make loans for commercial purposes in various lines of businesses, including the manufacturing, service industry, and professional service areas. At December 31, 2019, commercial business loans amounted to $308.1 million, or 15.9% of our loan portfolio, and ranged in size from approximately $5,000 to $13.6 million, with an average loan size of approximately $193,000. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and SBA’s 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce their risk. Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan. As of December 31, 2019, we had originated one loan utilizing government enhancements.

●	Consumer Real Estate Loans and Home Equity Loans. At December 31, 2019 consumer real estate loans (other than construction loans) amounted to $578.0 million, or 29.8% of our loan portfolio. Included in the consumer real estate loans was $398.2 million, or 20.5% of our loan portfolio, in first and second mortgages on individuals’ homes, while home equity loans represented $179.7 million, or 9.3% of our total loan portfolio. At December 31, 2019, our individual residential real estate loans ranged in size from $10,000 to $6.0 million, with an average loan size of approximately $392,000. Generally, we limit the loan-to-value ratio on our consumer real estate loans to 85%. We offer fixed and adjustable rate consumer real estate loans with terms of up to 30 years. We typically offer these long-term fixed rate loans through a third party rather than originating and retaining these loans ourselves. Consumer real estate and home equity loans that we retain on our balance sheet typically have terms of 10 years or less. We also offer home equity lines of credit. At December 31, 2019, our individual home equity lines of credit ranged in size from $5,000 to $1.8 million, with an average of approximately $91,000. Our underwriting criteria and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of ten years or less. We generally limit the extension of credit to 90% of the market value of each property, although we may extend up to 100% of the market value.

●	Other Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. These consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. At December 31, 2019, consumer loans other than real estate amounted to $25.7 million, or 1.3% of our loan portfolio, and ranged in size from $5,000 to $2.0 million, with an average loan size of approximately $16,000. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Deposit Services

Our principal source of funds is core deposits. We offer a full range of deposit services, including checking accounts, commercial checking accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. Our out-of-market, or wholesale, certificates of deposits represented $67.4 million, or 3.6%, of total deposits at December 31, 2019. In an effort to obtain lower cost deposits, we have focused on expanding our retail deposit program. We currently have 13 retail offices which assist us in obtaining low cost transaction accounts that are less affected by rising rates. Deposit rates are reviewed regularly by our senior management. We believe that the rates we offer are competitive with those offered by other financial institutions in our area. We focus on client service and our ClientFIRST culture to attract and retain deposits.

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

As of June 30, 2019, the most recent date for which market data is available, there were 32 financial institutions in our primary market of Greenville County, 17 financial institutions in the Columbia market, 28 financial institutions in the Charleston market, 33 financial institutions in the Raleigh market, 20 financial institutions in the Greensboro market and 47 financial institutions in the Atlanta market. We compete with other financial institutions in our market areas both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as, Bank of America, Wells Fargo, and Truist. These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. We believe the financial services industry will likely continue to become more competitive as further technological advances enable more financial institutions to provide expanded financial services without having a physical presence in our markets. Because larger competitors have advantages in attracting business from larger corporations, we do not generally compete for that business. Instead, we concentrate our efforts on attracting the business of individuals and small and medium-size businesses. With regard to such accounts, we generally compete on the basis of client service and responsiveness to client needs, the convenience of our offices and hours, and the availability and pricing of our products and services.

We believe our commitment to quality and personalized banking services through our ClientFIRST culture is a factor that contributes to our competitiveness and success.

Employees

At December 31, 2019, we employed a total of 242 full-time equivalent employees. We provide our full-term employees and certain part-time employees with a comprehensive program of benefits, including medical benefits, life insurance, long-term disability coverage and a 401(k) plan. Our employees are not represented by a collective bargaining agreement. Management considers its employee relations to be excellent.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K with the SEC which are accessible electronically at the SEC’s website at www.sec.gov. We maintain an Internet website at www.southernfirst.com where these reports can also be accessed free of charge. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

The Economic Growth, Regulatory Relief, and Consumer Protection Act

On May 24, 2018, President Trump signed into law the first major financial services reform bill since the enactment of the Dodd-Frank Act. The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Reform Law”) modifies or eliminates certain requirements on community and regional banks and nonbank financial institutions. For instance, under the Reform Act and related rule making:

●	banks that have less than $10 billion in total consolidated assets and total trading assets and trading liabilities of less than five percent of total consolidated assets from Section 619 of the Dodd-Frank Act, known as the “Volcker Rule”, which prohibits “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds”;
●	the asset threshold for bank holding companies to qualify for treatment under the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” was raised from $1 billion to $3 billion, which exempts these institutions (including the Company) from certain regulatory requirements including the Basel III capital rules;
●	a new “community bank leverage ratio” was adopted, which is applicable to certain banks and bank holding companies with total assets of less than $10 billion (as described below under “Basel Capital Standards”); and
●	banks with up to $3 billion in total consolidated assets may be examined by their federal banking regulator every 18 months (as opposed to every 12 months).

Basel Capital Standards

Regulatory capital rules adopted in July 2013 and fully phased in as of January 1, 2019, which we refer to as Basel III, impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings and loan associations regardless of size and bank holding companies and savings and loan holding companies other than “small bank holding companies,” generally holding companies with consolidated assets of less than $3 billion. The Company is currently considered a “small bank holding company.” More stringent requirements are imposed on “advanced approaches” banking organizations-those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime.

The rules include certain higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to the Bank:

●	a new common equity Tier 1 (“CET1”) risk-based capital ratio of 4.5%;
●	a Tier 1 risk-based capital ratio of 6%;
●	a total risk-based capital ratio of 8%; and
●	a leverage ratio of 4%.

Under Basel III, Tier 1 capital includes two components: CET1 capital and additional Tier 1 capital. The highest form of capital, CET1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, otherwise referred to as AOCI, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, Tier 1 minority interests and grandfathered trust preferred securities (as discussed below). Tier 2 capital generally includes the allowance for loan losses up to 1.25% of risk-weighted assets, qualifying preferred stock, subordinated debt and qualifying tier 2 minority interests, less any deductions in Tier 2 instruments of an unconsolidated financial institution. Cumulative perpetual preferred stock is included only in Tier 2 capital, except that the Basel III rules permit bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 Capital (but not in CET1 capital), subject to certain restrictions. AOCI is presumptively included in CET1 capital and often would operate to reduce this category of capital. When implemented, Basel III provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We made this opt-out election and, as a result, retained our pre-existing treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, under Basel III, a banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of CET1 capital, but the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). The 2.5% capital conservation buffer was phased in incrementally over time, and became fully effective for us on January 1, 2019, resulting in the following effective minimum capital plus capital conservation buffer ratios: (i) a CET1 capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%.

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of a new credit impairment model, the Current Expected Credit Loss, or CECL model, an accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. We are currently evaluating the impact the CECL model will have on our accounting and expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first quarter of 2023, the first reporting period in which the new standard is effective. At this time, we cannot yet reasonably determine the magnitude of such one-time cumulative adjustment, if any, or of the overall impact of the new standard on our business, financial condition or results of operations.

In November 2019, the federal banking regulators published final rules under the Reform Law (discussed above) implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The final rules include a two-quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater-than-9% leverage capital ratio requirement, is generally still deemed “well capitalized” so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III rules and file the appropriate regulatory reports. We do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

As of December 31, 2019, the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2019, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III rule requirements to be well-capitalized.

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

Capital Requirements. The Federal Reserve imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank and are described above under “Basel III Capital Standards.” However, because the Company currently qualifies as a small bank holding company, these capital requirements do not currently apply to the Company. Subject to certain restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends depends on, among other things, the Bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “Southern First Bank—Dividends.”

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

Effective with the March 31, 2020 Call Report, qualifying community banking organizations that elect to use the new community bank leverage ratio framework and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk-based and leverage capital requirements to be deemed well-capitalized.

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

As of December 31, 2019, the Bank was deemed to be “well capitalized.”

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

In addition to the ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. For example, under the Dodd-Frank Act, the minimum designated reserve ratio for the deposit insurance fund was increased to 1.35% of the estimated total amount of insured deposits. On September 30, 2018, the deposit insurance fund reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35%. On reaching the minimum reserve ratio of 1.35%, FDIC regulations provided for two changes to deposit insurance assessments: (i) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large institutions) ceased; and (ii) small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%. These assessment credits started with the June 30, 2019 assessment invoiced in September 2019 and finished with the September 30, 2019 assessment which was invoiced in December 2019. Assessment rates are expected to decrease if the reserve ratio increases such that it exceeds 2%.

In addition, FDIC insured institutions were required to pay a Financing Corporation (“FICO”) assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s, which expired between 2017 and 2019. The final FICO assessment was collected in March 2019.

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

On December 27, 2019, the federal banking agencies issued an interagency statement explaining that such agencies will provide temporary relief from enforcement action against banks or asset managers, which become principal shareholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank. This temporary relief will apply while the Federal Reserve, in consultation with the other federal banking agencies, considers whether to amend Regulation O.

Dividends. The Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the Bank. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the S.C. Board, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the S.C. Board. The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances. The Bank must also maintain the CET1 capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions, including dividends, as described above.

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

In December 2019, the FDIC and the Office of the Comptroller of the Currency proposed changes to the regulations implementing the CRA, which, if adopted will result in changes to the current CRA framework. The Federal Reserve did not join the proposal.

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

Anti-Money Laundering. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the “USA PATRIOT Act”). Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions that have not complied with these requirements.

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

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in U.S. government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. On August 1, 2019, September 19, 2019 and October 31, 2019, the Federal Open Market Committee decreased the federal funds target rate by 25 basis points, as expected from the previous year. Further changes may occur in 2020, but, if so, there is no announced timetable.

Incentive Compensation. The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011. However, the 2011 proposal was replaced with a new proposal in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. A final rule had not been adopted as of December 31, 2019.

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

In addition, the Tax Cuts and Jobs Act (the “Tax Act”), which was signed into law in December 2017, contains certain provisions affecting performance-based compensation. Specifically, the pre-existing exception to the $1 million deduction limitation applicable to performance-based compensation was repealed. The deduction limitation is now applied to all compensation exceeding $1.0 million, for our covered employees, regardless of how it is classified, which could have an adverse effect on our income tax expense and net income.

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

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. As of December 31, 2019, approximately 78% of our loan portfolio was in fixed rate loans, while only 22% was in variable rate loans. In a rising rate environment, the higher percentage of fixed rate loans could have an adverse effect on our profitability. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.

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

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our growth, is highly dependent upon the business environment in the primary markets where we operate and in the United States as a whole. Unlike larger banks that are more geographically diversified, we are a regional bank that provides banking and financial services to customers primarily in Greenville, Columbia and Charleston, South Carolina; Raleigh and Greensboro, North Carolina; and Atlanta, Georgia. The economic conditions in these local markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels, monetary and trade policy, unemployment and the strength of the domestic economy and the local economy in the markets in which we operate. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values of the collateral securing our loans and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; epidemics and pandemics; or a combination of these or other factors.

During 2019, the U.S. economy has continued to grow across a wide range of industries and regions in the United States. However, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, the potential effects of coronavirus on international trade (including supply chains and export levels), travel, employee productivity and other economic activities, and the and depressed oil prices and the U.S.-China trade disputes and related tariffs, that may have a destabilizing effect on financial markets and economic activity. There can be no assurance that current economic conditions will continue or improve, and economic conditions could worsen. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and saving habits. A return of recessionary conditions and/or other negative developments in the domestic or international credit markets or economies may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment or underemployment may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

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

R. Arthur Seaver, Jr., our chief executive officer and Michael D. Dowling, our chief financial officer and chief operating officer, both have extensive and long-standing ties within our primary market area and substantial experience with our operations, and each has contributed significantly to our growth. If we lose the services of any of these individuals, they would be difficult to replace and our business and development could be materially and adversely affected.

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

We routinely evaluate opportunities to expand into new markets, as we did in Columbia, South Carolina in 2007, Charleston, South Carolina in 2012, Raleigh, North Carolina in 2017, Atlanta, Georgia in 2017, Summerville, South Carolina and Greensboro, North Carolina in 2018. We may also expand our lines of business or offer new products or services as well as seek to acquire other financial institutions or parts of those institutions. Our merger and acquisition activities could be material and could require us to use a substantial amount of common stock, cash, other liquid assets, and/or incur debt. Moreover, these types of expansions involve various risks, including:

●	the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;
●	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations;
●	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;
●	incurring the time and expense associated with identifying and evaluating potential merger or acquisition targets and other expansion opportunities and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business;
●	the possibility that the expected benefits of a transaction may not materialize in the timeframe expected or at all, or may be costlier to achieve;
●	the risk that we may be unsuccessful in attracting and retaining deposits and originating high quality loans in new markets;
●	difficulty or unanticipated expense associated with converting the operating systems of an acquired or merged company into ours;
●	delay in completing a merger, acquisition or other expansion activities due to litigation, closing conditions or the regulatory approval process; and
●	the risk of loss of key employees and clients of the Company or the acquired or merged company.

There is no assurance that existing branches or future branches will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. Our growth may entail an increase in overhead expenses as we add new branches and staff. There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, any new branches we establish can be expected to negatively impact our earnings for some period of time until they reach certain economies of scale. Our historical results may not be indicative of future results or results that may be achieved, particularly if we continue to expand.

Failure to successfully address these and other issues related to our expansion could have a material adverse effect on our business, financial condition and results of operations, including short-term and long-term liquidity, and could adversely affect our ability to successfully implement our business strategy.

A significant portion of our loan portfolio is secured by real estate, and events that negatively affect the real estate market could hurt our business.

As of December 31, 2019, approximately 82.8% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively affect our financial condition.

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

At December 31, 2019, 51.0% of our loan portfolio was secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction, and the estimated cost of construction. Such loans are generally more risky than loans secured by residential real estate or consumer loans because those loans are typically not secured by real estate collateral. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. While economic conditions and real estate in our local markets have improved since the end of the economic recession, a return of recessionary conditions could result in a sharp increase in loans charged-off and could require us to significantly increase our allowance for loan losses, which could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Imposition of limits by the bank regulators on commercial and multi-family real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of commercial real estate and multi-family loans represents 222.8% of the Bank’s total risk-based capital at December 31, 2019.

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

At December 31, 2019, commercial business loans comprised 15.9% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor. If these borrowers do not have sufficient cash flows or resources to pay these loans as they come due or the value of the underlying collateral is insufficient to fully secure these loans, we may suffer losses on these loans that exceed our allowance for loan losses.

We may have higher loan losses than we have allowed for in our allowance for loan losses.

Our actual loans losses could exceed our allowance for loan losses and therefore our historic allowance for loan losses may not be adequate. As of December 31, 2019, 51.0% of our loan portfolio was secured by commercial real estate. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral, the cash flows of our borrowers and problems affecting borrower credit. If we suffer loan losses that exceed our allowance for loans losses, our financial condition, liquidity or results of operations could be materially and adversely affected.

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

The new CECL standard will become effective for us on January 1, 2023 and for interim periods within that year. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a onetime cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our business, financial condition and results of operations.

Uncertainty relating to the London Inter-bank Offered Rate, or LIBOR, calculation process and potential phasing out of LIBOR may adversely affect us.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing the U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains traction as a LIBOR replacement tool remains in question, although some transactions using SOFR have been completed in 2019, and the future of LIBOR remains uncertain as this time. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and securities in our portfolio. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may experience significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

Changes in U.S. trade policies and other factors beyond our control, including the imposition of tariffs and retaliatory tariffs and the impacts of epidemics or pandemics, may adversely impact our business, financial condition and results of operations.

There have been changes and discussions with respect to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliation tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt; which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. On January 26, 2020, President Trump signed a new trade deal between the United States, Canada and Mexico to replace the North American Free Trade Agreement. The full impact of this agreement on us, our customers and on the economic conditions in our primary banking markets is currently unknown. In addition, coronavirus and concerns regarding the extent to which it may spread have affected, and may increasingly affect, international trade (including supply chains and export levels), travel, employee productivity and other economic activities. A trade war or other governmental action related to tariffs or international trade agreements or policies, as well as coronavirus or other potential epidemics or pandemics, have the potential to negatively impact ours and/or our customers’ costs, demand for our customers' products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect our business, financial condition, and results of operations.

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

We may be subject to more stringent capital requirements in the future.

We are subject to regulatory requirements specifying minimum amounts and types of capital that we must maintain. From time to time, the regulators change these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and other regulatory requirements, we or our subsidiaries may be restricted in the types of activities we may conduct and we may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities.

In particular, the capital requirements applicable to the Bank under the Basel III rules become fully phased-in on January 1, 2019. The Bank is now required to satisfy additional, more stringent, capital adequacy standards than it had in the past. While we expect to meet the requirements of the Basel III rules, we may fail to do so. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial condition and results of operations. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends or share repurchases. Higher capital levels could also lower our return on equity.

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

From time to time we are, or may become, involved in suits, legal proceedings, information-gatherings, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Many aspects of the banking business involve a substantial risk of legal liability. From time to time, we are, or may become, the subject of information-gathering requests, reviews, investigations and proceedings, and other forms of regulatory inquiry, including by bank regulatory agencies, self-regulatory agencies, the SEC and law enforcement authorities. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgements, settlements, fines, injunctions, restrictions on the way we conduct our business or reputational harm.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices and the Bank's main office is located at 100 Verdae Boulevard, Suite 100, Greenville, South Carolina 29607. In addition, we currently operate nine additional offices located in Greenville, Columbia and Charleston, South Carolina, one office in Raleigh, North Carolina, one office in Greensboro, North Carolina, and one office in Atlanta, Georgia. We lease six of our offices and own the remaining seven locations. In addition, the Company owns an undeveloped tract of property in Greenville, South Carolina on which it intends to construct a new bank headquarters. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm's-length bargaining.

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

None.

PART II

Item 5. Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

Our common stock is currently traded on the NASDAQ Global Market under the symbol “SFST.” We had approximately 2,200 shareholders of record on February 21, 2020.

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

Equity Compensation Plan Information

The following table sets forth equity compensation plan information at December 31, 2019. The number of shares and the exercise prices for options and warrants has been adjusted for the 3 for 2 stock split in 2003 and the subsequent 10% stock dividends in 2006, 2011, 2012, and 2013.

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (c) (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights (a)	warrants and rights (b)	column(a))
Equity compensation plans approved by security holders
2000 Stock options (1)	33,759	$5.94	-
2010 Stock Incentive Plan – options	286,870	20.93	9,275
2016 Equity Incentive Plan – options	220,785	37.26	174,715
2016 Equity Incentive Plan – restricted stock	-	-	32,349
Total	541,414	$26.65	216,339

(1)	Under the terms of the 2000 Plan no further incentive stock option awards may be granted, effective March 2010; however, the Plan will remain in effect until all awards have been exercised or forfeited and we determine to terminate the Plan. As of March 2010, any options that expire or are forfeited are eligible to be reissued as non-qualified stock option awards.

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

	Period Ending
	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Southern First Bancshares	$100.00	133.37	211.52	242.36	188.43	249.65
SNL Southeast Bank Index	$100.00	96.88	126.14	153.43	124.39	171.03
Russell 2000 Index	$100.00	94.29	112.65	127.46	111.94	138.50

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial information for the periods and as of the dates indicated. We derived our balance sheet and income statement data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 from our audited consolidated financial statements. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes thereto, which are included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(dollars in thousands, except per share data)	2019	2018	2017	2016	2015
BALANCE SHEET DATA
Total assets	$2,267,195	$1,900,614	1,624,625	1,340,908	1,217,293
Investment securities	74,642	79,026	72,065	70,222	95,471
Loans (1)	1,943,525	1,677,332	1,387,070	1,163,644	1,004,944
Allowance for loan losses	16,642	15,762	15,523	14,855	13,629
Deposits	1,876,124	1,648,136	1,381,123	1,091,151	985,733
FHLB advances and other borrowings	110,000	50,000	67,200	115,200	115,200
Subordinated debentures	35,890	13,403	13,403	13,403	13,403
Common equity	205,860	173,916	149,686	109,872	94,240
Preferred stock	-	-	-	-	-
Shareholders’ equity	205,860	173,916	149,686	109,872	94,240
SELECTED RESULTS OF OPERATIONS DATA
Interest income	$92,652	$76,657	61,209	51,191	46,030
Interest expense	25,383	16,505	10,333	8,192	7,501
Net interest income	67,269	60,152	50,876	42,999	38,529
Provision for loan losses	2,300	1,900	2,000	2,300	3,200
Net interest income after provision for loan losses	64,969	58,252	48,876	40,699	35,329
Noninterest income	14,983	10,201	9,337	10,846	8,416
Noninterest expenses	44,473	39,763	34,552	31,176	28,209
Income before income tax expense	35,479	28,690	23,661	20,369	15,536
Income tax expense	7,621	6,401	10,616	7,333	5,369
Net income	27,858	22,289	13,045	13,036	10,167
Preferred stock dividends	-	-	-	-	-
Net income available to common shareholders	$27,858	$22,289	13,045	13,036	10,167
PER COMMON SHARE DATA
Basic	$3.70	$3.02	1.86	2.06	1.64
Diluted	3.58	2.88	1.76	1.94	1.55
Book value	26.83	23.29	20.37	17.00	14.98
Weighted average number of common shares outstanding:
Basic, in thousands	7,528	7,384	7,006	6,318	6,205
Diluted, in thousands	7,773	7,737	7,393	6,721	6,561
SELECTED FINANCIAL RATIOS
Performance Ratios:
Return on average assets	1.35%	1.27%	0.87%	1.04%	0.90%
Return on average equity	14.72%	13.83%	9.66%	12.73%	11.42%
Return on average common equity	14.72%	13.83%	9.66%	12.73%	11.42%
Net interest margin, tax equivalent(2)	3.43%	3.58%	3.57%	3.63%	3.63%
Efficiency ratio (3)	54.07%	56.52%	57.38%	57.90%	60.09%
Asset Quality Ratios:
Nonperforming assets to total loans (1)	0.35%	0.35%	0.54%	0.53%	0.90%
Nonperforming assets to total assets	0.30%	0.31%	0.46%	0.46%	0.75%
Net charge-offs to average total loans	0.08%	0.11%	0.10%	0.10%	0.14%
Allowance for loan losses to nonperforming loans	244.95%	270.36%	212.60%	270.95%	205.98%
Allowance for loan losses to total loans	0.86%	0.94%	1.12%	1.28%	1.36%
Holding Company Capital Ratios:
Total risk-based capital ratio	13.73%	12.49%	13.27%	12.11%	11.95%
Tier 1 risk-based capital ratio	11.63%	11.53%	12.11%	10.86%	10.70%
Leverage ratio	10.10%	10.14%	10.26%	9.42%	8.78%
Common equity tier 1 ratio(4)	10.94%	10.73%	11.15%	9.71%	9.40%
Tangible common equity(5)	9.08%	9.15%	9.21%	8.19%	7.74%
Growth Ratios:
Change in assets	19.29%	16.99%	21.16%	10.15%	18.20%
Change in loans	15.87%	20.93%	19.20%	15.79%	15.32%
Change in deposits	13.83%	19.33%	26.57%	10.69%	24.95%
Change in net income to common shareholders	24.99%	70.86%	0.07%	28.22%	78.06%
Change in earnings per common share - diluted	24.31%	63.64%	-9.28%	25.16%	40.91%

Footnotes to table:
(1)	Excludes loans held for sale.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Noninterest expense divided by the sum of net interest income and noninterest income.
(4)	The common equity tier 1 ratio is calculated as the sum of common equity divided by risk-weighted assets.
(5)	The common equity ratio is calculated as total equity less preferred stock divided by total assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this Annual Report on Form 10-K.

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

At December 31, 2019, we had total assets of $2.27 billion, a 19.3% increase from total assets of $1.90 billion at December 31, 2018. The largest components of our total assets are loans which were $1.94 billion and $1.68 billion at December 31, 2019 and 2018, respectively. Our liabilities and shareholders’ equity at December 31, 2019 totaled $2.06 billion and $205.9 million, respectively, compared to liabilities of $1.73 billion and shareholders’ equity of $173.9 million at December 31, 2018. The principal component of our liabilities is deposits which were $1.88 billion and $1.65 billion at December 31, 2019 and 2018, respectively.

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

Our net income available to common shareholders for the years ended December 31, 2019 and 2018 was $27.9 million and $22.3 million, or diluted earnings per share (“EPS”) of $3.58 and $2.88 for the years ended December 31, 2019 and 2018, respectively. The increase in net income resulted primarily from increases in net interest income and noninterest income, partially offset by an increase in noninterest expense. In addition, our net income available to shareholders was $13.0 million during the year ended December 31, 2017.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the U.S. and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements as of December 31, 2019.

Certain accounting policies inherently involve a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. We consider these accounting policies and estimates to be critical accounting policies. We have identified the determination of the allowance for loan losses, the fair valuation of financial instruments and income taxes to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management has reviewed and approved these critical accounting policies and estimates and has discussed these policies with the Company’s Audit Committee.

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

RESULTS OF OPERATIONS

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the years ended December 31, 2019, 2018, and 2017, our net interest income was $67.3 million, $60.2 million, and $50.9 million, respectively. The $7.1 million, or 11.8%, increase in net interest income during 2019, compared to 2018, was driven by a $281.1 million increase in average earning assets, partially offset by a $190.4 million increase in our average interest-bearing liabilities. The increase in average earning assets was primarily related to an increase in average loans, while the increase in average interest-bearing liabilities was primarily driven by an increase in interest-bearing deposits. During 2018, our net interest income increased $9.3 million, or 18.2%, compared to 2017, while average interest-earning assets increased $251.2 million and average interest-bearing liabilities increased by $181.2 million.

Interest income for the years ended December 31, 2019, 2018, and 2017 was $92.7 million, $76.7 million, and $61.2 million, respectively. A significant portion of our interest income relates to our strategy to maintain a large portion of our assets in higher earning loans compared to lower yielding investments and federal funds sold. As such, 96.0% of our interest income related to interest on loans during 2019, compared to 96.2% during 2018 and 96.1% during 2017. Also, included in interest income on loans was $1.2 million, $1.1 million and $950,000 related to the net amortization of loan fees and capitalized loan origination costs for the years ended December 31, 2019, 2018 and 2017, respectively.

Interest expense was $25.4 million, $16.5 million, and $10.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. Interest expense on deposits for 2019 represented 93.5% of total interest expense, compared to 89.9% for 2018, and 71.4% for 2017, while interest expense on borrowings represented 6.5% of total interest expense for 2019, compared to 10.1% for 2018, and 28.6% for 2017. The increase in interest expense on deposits during 2019 occurred as a result of a $228.0 million increase in our deposit balances, which assisted in pre-paying $25.0 million of FHLB advances, as well as an increase in rates paid on our deposits.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during 2019, 2018, and 2017. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning and interest-bearing accounts.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities at December 31, 2019, 2018 and 2017. We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. Nonaccrual loans are included in earning assets in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

Average Balances, Income and Expenses, Yields and Rates

	For the Year Ended December 31,
	2019			2018			2017
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets
Federal funds sold	$71,797	$1,622	2.26%	$61,811	$1,138	1.84%	$66,924	$784	1.17%
Investment securities, taxable	72,137	1,961	2.72%	64,426	1,623	2.52%	57,008	1,150	2.02%
Investment securities, nontaxable (1)	7,376	182	2.46%	5,886	231	3.93%	19,331	753	3.90%
Loans (2)	1,813,259	88,929	4.90%	1,551,354	73,718	4.75%	1,289,033	58,808	4.56%
Total earning assets	1,964,569	92,694	4.72%	1,683,477	76,710	4.56%	1,432,296	61,495	4.29%
Nonearning assets	101,647			77,127			71,352
Total assets	$2,066,216			$1,760,604			$1,503,648
Interest-bearing liabilities
NOW accounts	$205,513	555	0.27%	$235,623	401	0.17%	$218,355	391	0.18%
Savings & money market	864,708	15,086	1.74%	669,306	8,766	1.31%	479,012	3,744	0.78%
Time deposits	363,431	8,089	2.23%	332,201	5,669	1.71%	309,546	3,238	1.05%
Total interest-bearing deposits	1,433,652	23,730	1.66%	1,237,130	14,836	1.20%	1,006,913	7,373	0.73%
FHLB advances and other borrowings	21,914	736	3.36%	33,781	1,089	3.22%	82,810	2,510	3.03%
Subordinated debt	19,133	917	4.79%	13,403	580	4.33%	13,403	450	3.36%
Total interest-bearing liabilities	1,474,699	25,383	1.72%	1,284,314	16,505	1.29%	1,103,126	10,333	0.94%
Noninterest-bearing liabilities	402,216			315,118			265,498
Shareholders’ equity	189,301			161,172			135,024
Total liabilities and shareholders’ equity	$2,066,216			$1,760,604			$1,503,648
Net interest spread			3.00%			3.27%			3.35%
Net interest income(tax equivalent)/margin		$67,311	3.43%		$60,205	3.58%		$51,162	3.57%
Less: tax-equivalent adjustment (1)		(42)			(53)			(286)
Net interest income		$67,269			$60,152			$50,876

(1)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(2)	Includes loans held for sale.

Our net interest margin, on a tax-equivalent basis (TE), was 3.43%, 3.58% and 3.57% for the years ended December 31, 2019, 2018 and 2017, respectively. Our net interest margin (TE) decreased 15 basis points in 2019, compared to 2018, as the cost of our interest-bearing liabilities increased by 43 basis points, while the yield on our interest-earning assets increased by 16 basis points. During 2018, our net interest margin increased one basis point, compared to 2017, due to a 27 basis point increase in yield on our interest-earning assets. In addition, the cost of our interest-bearing liabilities increased 35 basis points during 2018, compared to 2017, due primarily to an increase in the cost of our deposits, primarily money market and time deposits.

Our average interest-earning assets increased by $281.1 million during the year ended December 31, 2019, compared to 2018, while the related yield on our interest-earning assets increased by 16 basis points. The increase in average interest-earning assets was driven primarily by a $261.9 million increase in average loan balances during 2019, compared to 2018. In addition, our loan yield increased by 15 basis points during 2019. During the year ended December 31, 2018, our average interest-earning assets increased by $251.2 million, compared to 2017, while the yield on our interest-earning assets increased by 27 basis points. The increase in average interest-earning assets was driven primarily by a $262.3 million increase in average loan balances during 2018, compared to 2017. In addition, our loan yield increased 19 basis points during 2018.

Our average interest-bearing liabilities increased by $190.4 million during 2019, compared to 2018, while the cost of our interest-bearing liabilities increased by 43 basis points. The increase in average interest-bearing liabilities was driven primarily by a $196.5 million increase in average interest-bearing deposits during the 2019 period. In addition, the cost of our interest-bearing deposits increased 46 basis points when compared to the prior year. During 2018, our average interest-bearing liabilities increased by $181.2 million, compared to 2017, while the cost of our interest-bearing liabilities increased by 35 basis points during the 2018 period.

Our net interest spread was 3.00% for the year ended December 31, 2019, compared to 3.27% for the same period in 2018 and 3.35% for 2017. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 16 basis point increase in yield on our interest-earning assets and the 43 basis point increase in the cost of our interest-bearing liabilities, resulted in a 27 basis point decrease in our net interest spread for the 2019 period. We anticipate continued pressure on our net interest spread and net interest margin in future periods based on the downward repricing of our assets and liabilities as well as a competitive rate environment.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Years Ended
	December 31, 2019 vs. 2018				December 31, 2018 vs. 2017
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$12,445	2,366	400	15,211	11,968	2,445	497	14,910
Investment securities	236	57	7	300	(128)	338	(26)	184
Federal funds sold	184	258	42	484	(60)	448	(34)	354
Total interest income	12,865	2,681	449	15,995	11,780	3,231	437	15,448
Interest expense
Deposits	2,565	5,396	933	8,894	1,536	4,905	1,022	7,463
FHLB advances and other borrowings	(383)	46	(16)	(353)	(1,332)	(189)	100	(1,421)
Subordinated debt	248	62	27	337	-	130	-	130
Total interest expense	2,430	5,504	944	8,878	204	4,846	1,122	6,172
Net interest income	$10,435	(2,823)	(495)	7,117	11,576	(1,615)	(685)	9,276

Net interest income, the largest component of our income, was $67.3 million for the year ended December 31, 2019, a $7.1 million increase from net interest income of $60.2 million for the year ended December 31, 2018. The increase in net interest income is due to a $16.0 million increase in interest income partially offset by an $8.9 million increase in interest expense. During 2019, our average interest-earning assets increased $281.1 million as compared to 2018, resulting in $12.9 million of additional interest income, while higher rates on our interest-earning assets also increased interest income by $2.7 million from the prior year. Overall, our average interest-bearing liabilities increased by $190.4 million during 2019 resulting in $2.4 million of additional interest expense. In addition, higher rates on our interest-bearing deposits, subordinated debt, and FHLB advances and other borrowings resulted in an increase of $5.5 million of additional interest expense from the prior year.

During 2018, our average interest-earning assets increased $251.2 million as compared to 2017, resulting in $11.8 million of additional interest income while higher rates on our interest-earning assets also increased interest income by $3.2 million from the prior year. In addition, our average interest-bearing deposits increased by $230.2 million while our average FHLB advances and other borrowings decreased by $49.0 million. While the growth in interest-bearing deposits resulted in additional interest expense, the reduction in FHLB advances and other borrowings reduced our interest expense, resulting in a net decrease in interest expense of $204,000. However, higher rates on our interest-bearing deposits and junior subordinated debt, partially offset by lower rates on FHLB advances and other borrowings, resulted in an increase in interest expense of $4.8 million from the prior year.

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

Following is a summary of the activity in the allowance for loan losses.

	December 31,
(dollars in thousands)	2019	2018	2017
Balance, beginning of period	$15,762	15,523	14,855
Provision	2,300	1,900	2,000
Loan charge-offs	(1,515)	(2,146)	(1,638)
Loan recoveries	95	485	306
Net loan charge-offs	(1,420)	(1,661)	(1,332)
Balance, end of period	$16,642	15,762	15,523

For the year ended December 31, 2019, we incurred a noncash expense related to the provision for loan losses of $2.3 million, bringing the allowance for loan losses to $16.6 million, or 0.86% of gross loans. In comparison, we added $1.9 million and $2.0 million to the provision for loan losses during the years ended December 31, 2018 and 2017, respectively, resulting in an allowance for loan losses of $15.8 million, or 0.94% of gross loans, as of December 31, 2018, and an allowance for loan losses of $15.5 million, or 1.12% of gross loans, as of December 31, 2017. The increase in provision expense of $2.3 million during 2019 primarily relates to the $266.2 million of loan growth in 2019.

During the year ended December 31, 2019, our net charge-offs were $1.4 million, representing 0.08% of average loans, and consisted of $1.5 million in loans charged-off, partially offset by $95,000 of recoveries on loans previously charged-off. In addition, nonperforming assets decreased to 0.30% of total assets while our level of classified assets declined to 7.9% at December 31, 2019. Factors such as these are also considered in determining the amount of our loan loss provision necessary to maintain our allowance for loan losses at an adequate level. The continued improvement in these credit quality factors is the primary driver of the reduction in the allowance for loan losses as a percentage of our gross loans.

We reported net charge-offs of $1.7 million and $1.3 million for the years ended December 31, 2018 and 2017, respectively, including recoveries of $485,000 and $306,000 in 2018 and 2017, respectively. The net charge-offs of $1.7 million and $1.3 million during 2018 and 2017, respectively, represented 0.11% and 0.10% of the average outstanding loan portfolios for 2018 and 2017, respectively.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Year ended December 31,
(dollars in thousands)	2019	2018	2017
Mortgage banking income	$9,923	5,544	5,152
Service fees on deposit accounts	1,061	1,040	1,168
ATM and debit card income	1,728	1,490	1,172
Income from bank owned life insurance	1,001	878	811
Gain on sale of investment securities	727	7	4
Loss on extinguishment of debt	(1,496)	-	-
Other income	2,039	1,242	1,030
Total noninterest income	$14,983	10,201	9,337

Noninterest income was $15.0 million for the year ended December 31, 2019, a $4.8 million, or 46.9%, increase compared to noninterest income of $10.2 million for the year ended December 31, 2018. The increase in noninterest income during 2019, compared to 2018, resulted primarily from the following:

●	Mortgage banking income increased $4.4 million, or 79.0%, driven by higher mortgage origination volume during 2019 due in part to the favorable interest rate environment for mortgage loans.
●	ATM and debit card income increased $238,000, or 16.0%, driven by higher transaction volume when compared to 2018.
●	Gain on sale of investment securities increased $720,000 primarily due to the sale of investments during the fourth quarter. See paragraph immediately below.
●	Loss on extinguishment of debt resulted from the prepayment penalty related to the paydown of FHLB advances. See paragraph immediately below.
●	Other income increased by $797,000, or 64.2%, due primarily to the sale of our Health Savings Account (“HSA”) deposit accounts during the fourth quarter. See paragraph immediately below.

During the fourth quarter of 2019, the Company sold its Health Savings Account (“HSA”) deposit accounts, which totaled $6.2 million, to a nationwide HSA servicer and recognized a gain of approximately $745,000 from the sale. Also during the fourth quarter, the Company sold $29.5 million of investment securities from its existing investment portfolio, recognizing a gain of approximately $720,000 and paid off $25.0 million of FHLB advances that resulted in a prepayment penalty of $1.5 million.

Noninterest income was $10.2 million for the year ended December 31, 2018, a $864,000, or 9.3%, increase compared to noninterest income of $9.3 million for the year ended December 31, 2017. The increase in noninterest income during 2018, compared to 2017 resulted primarily from the following:

●	Mortgage banking income increased $392,000, or 7.6%, driven by higher origination volume during 2018 due primarily to an increase in mortgage originators across all of our markets.
●	ATM and debit card income increased $318,000, or 27.1%, driven by higher transaction volume when compared to 2017.
●	Other income increased by $212,000, or 20.6%, due primarily to an increase in wire fees, which is driven primarily by an increase in transaction volume, as well as increased loan fee income, which includes late fees, appraisal review fees, and line of credit fees.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses.

	Years ended December 31,
(dollars in thousands)	2019	2018	2017
Compensation and benefits	$29,025	25,561	21,791
Occupancy	5,527	5,049	4,121
Outside service and data processing costs	4,187	3,302	3,158
Insurance	813	1,284	1,146
Professional fees	1,699	1,574	1,362
Marketing	941	856	737
Other	2,281	2,137	2,237
Total noninterest expenses	$44,473	39,763	34,552

Noninterest expenses were $44.5 million for the year ended December 31, 2019, a $4.7 million, or 11.8%, increase from noninterest expense of $39.8 million for 2018.

The increase in total noninterest expenses during 2019, compared to 2018, resulted primarily from the following:

●	Compensation and benefits expense increased $3.5 million, or 13.6%, during 2019 relating primarily to an increase in base compensation, partially offset by a decrease in benefits expense. Base compensation expense increased by $4.1 million driven by the addition of 14 new employees - of which 12 were hired to support our new offices in Georgia, North Carolina, and South Carolina. Benefits expense, which includes insurance and 401k expenses, decreased by $485,000 primarily due to lower group insurance costs related to lower claims expense in 2019.
●	Occupancy expenses increased $478,000, or 9.5%, driven by increased rent expense primarily due to two new offices in Summerville, South Carolina and Greensboro, North Carolina as well as additional depreciation, insurance, property taxes and maintenance expenses related to all of our owned properties.
●	Outside service and data processing costs increased $885,000, or 26.8%, primarily due to increased electronic banking and software licensing costs.

Partially offsetting these increases in noninterest expenses during 2019 was a $471,000 decrease in insurance expenses which was driven by a reduction in FDIC premiums in the fourth quarter.

Noninterest expense was $39.8 million for the year ended December 31, 2018, a $5.2 million, or 15.1%, increase from noninterest expense of $34.6 million for 2017.

The increase in total noninterest expenses during 2018, compared to 2017, resulted primarily from the following:

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

Our efficiency ratio was 54.1% for 2019 compared to 56.5% for 2018. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The improvement during the 2019 period relates primarily to the increase in interest income and noninterest income, partially offset by the increase in noninterest expense compared to the prior year.

Income Taxes

Income tax expense was $7.6 million, $6.4 million and $10.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our effective tax rate was 21.5% for the year ended December 31, 2019, compared to 22.3% for 2018, and 44.9% for 2017. Included in income tax expense for the 2017 period is $2.4 million of income tax expense related to the revaluation of our deferred tax asset as a result of the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Act enacted on December 22, 2017.

Investment Securities

At December 31, 2019, our investment securities portfolio was $74.6 million and represented approximately 3.3% of our total assets. Our available for sale investment portfolio included U.S. agency securities, SBA securities, state and political subdivisions, mortgage-backed securities, and asset-backed securities with a fair value of $67.7 million and amortized cost of $68.1 million for an unrealized loss of $378,000.

The amortized costs and the fair value of our investments are as follows.

	December 31,
	2019		2018		2017
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Available for Sale
US government agencies	$500	499	8,975	8,782	8,749	8,653
SBA securities	550	531	3,628	3,525	4,087	4,063
State and political subdivisions	4,205	4,184	8,371	8,356	11,242	11,396
Asset-backed securities	13,351	13,167	9,595	9,558	-	-
Mortgage-backed securities	49,465	49,313	45,496	44,684	44,103	43,491
Total	$68,071	67,694	76,065	74,905	68,181	67,603

Contractual maturities and yields on our investments are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2019
	Less Than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
US government agencies	$-	-	$499	1.97%	$-	-	$-	-	$499	1.97%
SBA securities	-	-	-	-	-	-	531	2.62%	531	2.62%
State and political subdivisions	-	-	808	2.81%	1,283	2.96%	2,093	2.67%	4,184	2.79%
Asset-backed securities	-	-	-	-	1,493	2.34%	11,674	2.61%	13,167	2.58%
Mortgage-backed securities	-	-	3,368	1.78%	7,638	2.00%	38,307	2.24%	49,313	2.17%
Total	$-	-	$4,675	1.98%	$10,414	2.17%	$52,605	2.34%	$67,694	2.29%

Other investments are comprised of the following and are recorded at cost which approximates fair value.

	December 31,
(dollars in thousands)	2019	2018
Federal Home Loan Bank stock	$6,386	3,587
Other investments	159	131
Investment in Trust Preferred subsidiaries	403	403
Total	$6,948	4,121

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the years ended December 31, 2019 and 2018 were $1.81 billion and $1.55 billion, respectively. Before allowance for loan losses, total loans outstanding at December 31, 2019 and 2018 were $1.94 billion and $1.68 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of December 31, 2019, our loan portfolio included $1.61 billion, or 82.8%, of real estate loans, compared to $1.38 billion, or 82.3%, as of December 31, 2018. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $179.7 million as of December 31, 2019, of which approximately 44% were in a first lien position, while the remaining balance was second liens, compared to $165.9 million as of December 31, 2018, of which approximately 43% were in first lien positions and the remaining balance was in second liens. The average home equity loan had a balance of approximately $90,000 and a loan to value of approximately 68% as of December 31, 2019, compared to an average loan balance of $88,000 and a loan to value of approximately 70% as of December 31, 2018. Further, 0.4% and 0.1% of our total home equity lines of credit were over 30 days past due as of December 31, 2019 and 2018, respectively.

Following is a summary of our loan composition for each of the five years ended December 31, 2019. Of the $266.2 million in loan growth in 2019, $169.6 million of growth was in commercial related loans, while $96.6 million of growth was in consumer related loans. In addition, the $77.3 million increase in consumer real estate loans is related to our focus to continue to originate high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $386,000, a term of fourteen years, and an average rate of 4.46%.

	December 31,
	2019		2018		2017		2016		2015
		%of		%of		%of		%of		%of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial
Owner occupied RE	$407,851	21.0%	$367,018	21.9%	$316,818	22.8%	$285,938	24.6%	$236,083	23.5%
Non-owner occupied RE	501,878	25.8%	404,296	24.1%	312,798	22.6%	239,574	20.6%	205,604	20.5%
Construction	80,486	4.1%	84,411	5.0%	51,179	3.7%	33,393	2.9%	41,751	4.1%
Business	308,123	15.9%	272,980	16.3%	226,158	16.3%	202,552	17.4%	171,743	17.1%
Total commercial loans	1,298,338	66.8%	1,128,705	67.3%	906,953	65.4%	761,457	65.5%	655,181	65.2%
Consumer
Real estate	398,245	20.5%	320,943	19.1%	273,050	19.7%	215,588	18.5%	174,802	17.4%
Home equity	179,738	9.3%	165,937	9.9%	156,141	11.3%	137,105	11.8%	116,563	11.6%
Construction	41,471	2.1%	37,925	2.3%	28,351	2.0%	31,922	2.7%	43,318	4.3%
Other	25,733	1.3%	23,822	1.4%	22,575	1.6%	17,572	1.5%	15,080	1.5%
Total consumer loans	645,187	33.2%	548,627	32.7%	480,117	34.6%	402,187	34.5%	349,763	34.8%
Total gross loans, net of deferred fees	1,943,525	100.0%	1,677,332	100.0%	1,387,070	100.0%	1,163,644	100.0%	1,004,944	100.0%
Less – allowance for loan losses	(16,642)		(15,762)		(15,523)		(14,855)		(13,629)
Total loans, net	$1,926,883		$1,661,570		$1,371,547		$1,148,789		$991,315

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	December 31, 2019
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$40,476	147,945	219,430	407,851
Non-owner occupied RE	55,187	267,879	178,812	501,878
Construction	31,035	19,278	30,173	80,486
Business	84,452	146,051	77,620	308,123
Total commercial loans	211,150	581,153	506,035	1,298,338
Consumer
Real estate	16,663	82,445	299,137	398,245
Home equity	9,921	25,828	143,989	179,738
Construction	13,405	1,222	26,844	41,471
Other	6,422	15,022	4,289	25,733
Total consumer loans	46,411	124,517	474,259	645,187
Total gross loan, net of deferred fees	$257,561	705,670	980,294	1,943,525
Loans maturing – after one year with
Fixed interest rates				$1,310,744
Floating interest rates				375,220

Nonperforming Assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans for the five years ended December 31, 2019. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of December 31, 2019 and 2018, we had no loans 90 days past due and still accruing.

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Commercial
Owner occupied RE	$-	-	-	276	704
Non-owner occupied RE	188	210	1,581	2,711	4,170
Construction	-	-	-	-	-
Business	235	81	910	686	779
Consumer
Real estate	1,829	1,980	992	550	-
Home equity	431	1,006	1,144	256	258
Construction	-	-	-	-	-
Other	-	12	1	13	5
Nonaccruing troubled debt restructurings (TDRs)	4,111	2,541	2,673	990	701
Total nonaccrual loans, including nonaccruing TDRs	6,794	5,830	7,301	5,482	6,617
Other real estate owned	-	-	242	639	2,475
Total nonperforming assets	$6,794	5,830	7,543	6,121	9,092
Nonperforming assets as a percentage of:
Total assets	0.30%	0.31%	0.46%	0.46%	0.75%
Gross loans	0.35%	0.35%	0.54%	0.53%	0.90%
Total loans over 90 days past due (1)	$2,038	458	2,027	1,984	4,547
Loans over 90 days past due and still accruing	-	-	-	-	-
Accruing troubled debt restructurings	5,219	6,742	5,145	5,675	7,266

(1)	Loans over 90 days are included in nonaccrual loans

At December 31, 2019, nonperforming assets were $6.8 million, or 0.30% of total assets and 0.35% of gross loans, compared to $5.8 million, or 0.31% of total assets and 0.35% of gross loans at December 31, 2018. Nonaccrual loans increased $964,000 to $6.8 million at December 31, 2019 from $5.8 million at December 31, 2018. During 2019, we added $4.7 million (consisting of 15 new loans) to nonaccrual, transferred two loans totaling $236,000 to accrual status, removed eight loans totaling $2.4 million that were paid off or sold, and charged off $841,000 of nonaccrual loans. The amount of foregone interest income on the nonaccrual loans for the years ended December 31, 2019 and 2018 was approximately $23,000 and $53,000, respectively.

At December 31, 2019, our allowance for loan losses represented 245.0% of nonaccrual loans, compared to 270.4% at year-end 2018 and 212.6% at year-end 2017. A significant portion, or 96.5%, of nonaccrual loans at December 31, 2019 were secured by real estate. Our nonaccrual loans have been charged down to approximately 86% of their original nonperforming balance. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. As a result of this level of coverage on nonaccrual loans, we believe the allowance for loan losses of $16.6 million for the year ended December 31, 2019 is adequate.

As a general practice, most of our loans are originated with relatively short maturities of less than ten years. As a result, when a loan reaches its maturity we frequently renew the loan and thus extend its maturity using similar credit standards as those used when the loan was first originated. Due to these loan practices, we may, at times, renew loans which are classified as nonaccrual after evaluating the loan’s collateral value and financial strength of its guarantors. Nonaccrual loans are renewed at terms generally consistent with the ultimate source of repayment and rarely at reduced rates. In these cases, we will generally seek additional credit enhancements, such as additional collateral or additional guarantees to further protect the loan. When a loan is no longer performing in accordance with its stated terms, we will typically seek performance under the guarantee.

In addition, approximately 83% of our loans are collateralized by real estate and approximately 86% of our impaired loans are secured by real estate. We use third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to review impaired loans at least annually and determine whether it is necessary to obtain an updated appraisal, either through a new external appraisal or an internal appraisal evaluation. We individually review our impaired loans on a quarterly basis to determine the level of impairment. As of December 31, 2019, we do not have any impaired loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At December 31, 2019, impaired loans totaled approximately $12.0 million for which $4.7 million of these loans have a reserve of approximately $1.4 million allocated in the allowance. During 2019, the average recorded investment in impaired loans was approximately $12.3 million. At December 31, 2018, impaired loans totaled approximately $12.6 million for which $6.2 million of these loans had a reserve of approximately $2.0 million allocated in the allowance. During 2018, the average recorded investment in impaired loans was approximately $13.1 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of both December 31, 2019 and 2018, we had $9.3 million in loans that we considered TDRs. See Notes 1 and 5 to the Consolidated Financial Statements for additional information on TDRs.

In addition, potential problem loans, which are loans rated substandard and not included in nonperforming loans or TDRs, amounted to approximately $9.0 million, or 0.46% of gross loans at December 31, 2019, compared to $6.3 million, or 0.37% of gross loans at December 31, 2018. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. The increase in potential problem loans since December 31, 2018 is primarily the result of three loans that increased total problem loans by approximately $5.3 million.

Allowance for Loan Losses

At December 31, 2019 and December 31, 2018, the allowance for loan losses was $16.6 million and $15.8 million, respectively, or 0.86% and 0.94% of outstanding loans, respectively. The allowance for loan losses as a percentage of our outstanding loan portfolio declined from the prior year as a result of the consistent credit quality of our loan portfolio during 2019, improved economic conditions and other qualitative factors. Our nonperforming assets as a percentage of total assets declined slightly to 0.30% at December 31, 2019 compared to 0.31% at December 31, 2018 and our classified assets declined to 7.9% of capital as of December 31, 2019, compared to 8.7% of capital as of December 31, 2018. See Note 4 to the Consolidated Financial Statements for more information on our allowance for loan losses.

The following table summarizes the activity related to our allowance for loan losses for the five years ended December 31, 2019.

	Year ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Balance, beginning of period	$15,762	15,523	14,855	13,629	11,752
Provision for loan losses	2,300	1,900	2,000	2,300	3,200
Loan charge-offs:
Commercial
Owner occupied RE	(110)	-	-	(5)	(48)
Non-owner occupied RE	(239)	(432)	(589)	(100)	(258)
Construction	-	-	-	(42)	(50)
Business	(910)	(695)	(638)	(1,031)	(881)
Total commercial	(1,259)	(1,127)	(1,227)	(1,178)	(1,237)
Consumer
Real estate	-	(826)	-	(194)	(173)
Home equity	(174)	(140)	(400)	(66)	(93)
Construction	-	-	-	-	-
Other	(82)	(53)	(11)	(210)	(5)
Total consumer	(256)	(1,019)	(411)	(470)	(271)
Total loan charge-offs	(1,515)	(2,146)	(1,638)	(1,648)	(1,508)
Loan recoveries:
Commercial
Owner occupied RE	-	-	-	-	-
Non-owner occupied RE	2	132	119	155	10
Construction	-	-	-	-	-
Business	43	229	86	403	129
Total commercial	45	361	205	558	139
Consumer
Real estate	37	5	86	10	-
Home equity	2	115	13	1	46
Construction	-	-	-	-	-
Other	11	4	2	5	-
Total consumer	50	124	101	16	46
Total recoveries	95	485	306	574	185
Net loan charge-offs	(1,420)	(1,661)	(1,332)	(1,074)	(1,323)
Balance, end of period	$16,642	15,762	15,523	14,855	13,629
Allowance for loan losses to gross loans	0.86%	0.94%	1.12%	1.28%	1.36%
Net charge-offs to average loans	0.08%	0.11%	0.10%	0.10%	0.14%

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

Our retail deposits represented $1.81 billion, or 96.4% of total deposits at December 31, 2019, while our out-of-market, or brokered deposits, represented $67.4 million, or 3.6% of our total deposits at December 31, 2019. At December 31, 2018, retail deposits represented $1.57 billion, or 95.2% of our total deposits, and brokered deposits were $79.3 million, representing 4.8% of our total deposits, at December 31, 2018. Our loan-to-deposit ratio was 104%, 102%, and 100% at December 31, 2019, 2018, and 2017, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	December 31,
	2019		2018		2017
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$367,674	-%	$298,709	-%	$264,162	-%
Interest bearing demand deposits	205,513	0.27%	235,623	0.17%	218,355	0.18%
Money market accounts	849,225	1.78%	653,436	1.34%	463,314	0.81%
Savings accounts	15,483	0.06%	15,870	0.05%	15,698	0.05%
Time deposits less than $100,000	58,043	1.88%	60,032	1.43%	51,470	0.87%
Time deposits greater than $100,000	305,388	1.72%	272,169	1.77%	258,076	1.08%
Total deposits	$1,801,326	1.22%	$1,535,839	0.97%	$1,271,075	0.58%

During the 12 months ended December 31, 2019, our average transaction account balances increased by $234.3 million, or 19.5%, while our average time deposit balances increased by $31.2 million, or 9.4%. Core deposits exclude out-of-market deposits and time deposits of $250,000 or more and provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $1.66 billion, $1.43 billion, and $1.25 billion at December 31, 2019, 2018 and 2017, respectively.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more is as follows:

	December 31,
(dollars in thousands)	2019	2018
Three months or less	$85,130	55,757
Over three through six months	58,721	38,081
Over six through twelve months	91,867	103,493
Over twelve months	51,273	108,116
Total	$286,991	305,447

Included in time deposits of $100,000 or more at December 31, 2019 is $67.4 million of wholesale CDs scheduled to mature within the next 12 months at a weighted average rate of 2.12%. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2019 and December 31, 2018 were $220.1 million and $214.0 million, respectively.

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

At December 31, 2019 and 2018, our cash and cash equivalents amounted to $127.8 million and $72.9 million, or 5.6% and 3.8% of total assets, respectively. Our investment securities at December 31, 2019 and 2018 amounted to $74.6 million and $79.0 million, or 3.3% and 4.2% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain four federal funds purchased lines of credit with correspondent banks totaling $72.0 million for which there were no borrowings against the lines at December 31, 2019.

We are also a member of the FHLB of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2019 was $312.4 million, based on the Bank’s $6.4 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at December 31, 2019 we had $238.1 million of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $15.0 million, which was unused at December 31, 2019. The line of credit bears interest at LIBOR plus 2.50% and matures on June 30, 2020.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $205.9 million at December 31, 2019 and $173.9 million at December 31, 2018. The $31.9 million increase during 2019 is due primarily to net income to common shareholders of $27.9 million, stock option exercises and expenses of $3.5 million and $619,000 in other comprehensive income.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) for the three years ended December 31, 2019. Since our inception, we have not paid cash dividends.

	December 31,
(dollars in thousands)	2019	2018	2017
Return on average assets	1.35%	1.27%	0.87%
Return on average equity	14.72%	13.83%	9.66%
Return on average common equity	14.72%	13.83%	9.66%
Average equity to average assets ratio	9.16%	9.15%	8.98%
Tangible common equity to assets ratio	9.08%	9.15%	9.21%

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

Regulatory capital rules adopted in July 2013 and fully-phased in as of January 1, 2019, which we refer to Basel III, impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies other than “small bank holding companies,” generally holding companies with consolidated assets of less than $3 billion (such as the Company). In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of our minimum risk-based capital requirements. This buffer must consist solely of common equity Tier 1, but the buffer applies to all three measurements (common equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer consists of an additional amount of CET1 equal to 2.5% of risk-weighted assets.

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of December 31, 2019, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements. See Note 23 to the Consolidated Financial Statements for ratios of the Company.

					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum (1)		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Total Capital (to risk weighted assets)	$250,847	13.31%	$150,807	8.00%	$188,510	10.00%
Tier 1 Capital (to risk weighted assets)	234,205	12.42%	113,106	6.00%	150,807	8.00%
Common Equity Tier 1 (to risk weighted assets)	234,205	12.42%	84,829	4.50%	122,531	6.50%
Tier 1 Capital (to average assets)	234,205	10.80%	86,772	4.00%	108,465	5.00%

As of December 31, 2018
Total Capital (to risk weighted assets)	198,195	12.16%	130,368	8.00%	162,960	10.00%
Tier 1 Capital (to risk weighted assets)	182,433	11.20%	97,776	6.00%	130,368	8.00%
Common Equity Tier 1 (to risk weighted assets)	182,433	11.20%	73,332	4.50%	105,924	6.50%
Tier 1 Capital (to average assets)	182,433	9.84%	74,126	4.00%	92,658	5.00%

As of December 31, 2017
Total Capital (to risk weighted assets)	175,016	12.99%	107,749	8.00%	134,686	10.00%
Tier 1 Capital (to risk weighted assets)	159,493	11.84%	80,812	6.00%	107,749	8.00%
Common Equity Tier 1 (to risk weighted assets)	159,493	11.84%	60,609	4.50%	87,546	6.50%
Tier 1 Capital (to average assets)	159,493	10.04%	63,573	4.00%	79,466	5.00%

(1)	Ratios do not include the capital conservation buffer of 2.5% in 2019, 1.875% in 2018 and 1.25% in 2017.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2019, unfunded commitments to extend credit were approximately $426.6 million, of which $105.0 million were at fixed rates and $321.7 million were at variable rates. At December 31, 2018, unfunded commitments to extend credit were $399.4 million, of which approximately $130.5 million were at fixed rates and $269.0 million were at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2019 and 2018, there were $9.9 million and $10.0 million of commitments under letters of credit, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

Except as disclosed in this Annual Report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments that significantly impact earnings.

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

As of December 31, 2019, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Change in net interest
Interest rate scenario	income from base
Up 300 basis points	(2.31)%
Up 200 basis points	(1.25)%
Up 100 basis points	(0.49)%
Base	-
Down 100 basis points	4.04%
Down 200 basis points	6.55%
Down 300 basis points	4.85%

Contractual Obligations

We utilize a variety of short-term and long-term borrowings to supplement our supply of lendable funds, to assist in meeting deposit withdrawal requirements, and to fund growth of interest-earning assets in excess of traditional deposit growth. Certificates of deposit, structured repurchase agreements, FHLB advances, and subordinated debentures serve as our primary sources of such funds.

Obligations under noncancelable operating lease agreements are payable over several years with the longest obligation expiring in 2029. We do not feel that any existing noncancelable operating lease agreements are likely to materially impact our financial condition or results of operations in an adverse way. Contractual obligations relative to these agreements are noted in the table below. Option periods that we have not yet exercised are not included in this analysis as they do not represent contractual obligations until exercised.

The following table provides payments due by period for obligations under long-term borrowings and operating lease obligations as of December 31, 2019.

	December 31, 2019
	Payments Due by Period
		Over One	Over Two	Over Three	After
	Within	to Two	to Three	to Four	Five
(dollars in thousands)	One Year	Years	Years	Years	Years	Total
Certificates of deposit	$277,342	38,529	10,782	6,133	2,146	334,932
FHLB advances and other borrowings	110,000	-	-	-	-	110,000
Subordinated debentures	-	-	-	-	36,403	36,403
Operating lease obligations	2,103	2,152	1,400	1,273	18,709	25,637
Total	$389,445	40,681	12,182	7,406	57,258	506,972

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

Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this evaluation under the COSO criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the internal control structure over financial reporting as of December 31, 2019 has been audited by Elliott Davis, LLC, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.

/s/ R. Arthur Seaver, Jr.	/s/ Michael D. Dowling
Chief Executive Officer	Chief Financial Officer
Southern First Bancshares, Inc.	Southern First Bancshares, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Southern First Bancshares, Inc. and Subsidiary
Greenville, South Carolina

Opinion on the Internal Control Over Financial Reporting
We have audited Southern First Bancshares, Inc. and Subsidiary's (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019 of the Company and our report dated March 2, 2020 expressed an unqualified opinion.

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
March 2, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Southern First Bancshares, Inc. and Subsidiary
Greenville, South Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southern First Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements and schedules (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

/s/ Elliott Davis, LLC

We have served as the Company’s auditor since 1999.

Greenville, South Carolina
March 2, 2020

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2019	2018
ASSETS
Cash and cash equivalents:
Cash and due from banks	$19,196	17,434
Federal funds sold	89,256	35,882
Interest-bearing deposits with banks	19,364	19,557
Total cash and cash equivalents	127,816	72,873
Investment securities:
Investment securities available for sale	67,694	74,905
Other investments	6,948	4,121
Total investment securities	74,642	79,026
Mortgage loans held for sale	27,046	9,241
Loans	1,943,525	1,677,332
Less allowance for loan losses	(16,642)	(15,762)
Loans, net	1,926,883	1,661,570
Bank owned life insurance	40,011	34,010
Property and equipment, net	58,478	32,430
Deferred income taxes, net	4,275	4,020
Other assets	8,044	7,444
Total assets	$2,267,195	1,900,614
LIABILITIES
Deposits	$1,876,124	1,648,136
Federal Home Loan Bank advances and other borrowings	110,000	50,000
Subordinated debentures	35,890	13,403
Other liabilities	39,321	15,159
Total liabilities	2,061,335	1,726,698
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 7,672,678 and 7,466,481 shares issued and outstanding at December 31, 2019 and 2018, respectively	77	75
Nonvested restricted stock	(803)	(741)
Additional paid-in capital	106,152	102,625
Accumulated other comprehensive loss	(298)	(917)
Retained earnings	100,732	72,874
Total shareholders’ equity	205,860	173,916
Total liabilities and shareholders’ equity	$2,267,195	1,900,614

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(dollars in thousands, except per share data)	2019	2018	2017
Interest income
Loans	$88,929	73,718	58,808
Investment securities	2,101	1,801	1,617
Federal funds sold and interest-bearing deposits with banks	1,622	1,138	784
Total interest income	92,652	76,657	61,209
Interest expense
Deposits	23,730	14,836	7,373
Borrowings	1,653	1,669	2,960
Total interest expense	25,383	16,505	10,333
Net interest income	67,269	60,152	50,876
Provision for loan losses	2,300	1,900	2,000
Net interest income after provision for loan losses	64,969	58,252	48,876
Noninterest income
Mortgage banking income	9,923	5,544	5,152
Service fees on deposit accounts	1,061	1,040	1,168
ATM and debit card income	1,728	1,490	1,172
Income from bank owned life insurance	1,001	878	811
Gain on sale of investment securities, net	727	7	4
Loss on extinguishment of debt	(1,496)	-	-
Other income	2,039	1,242	1,030
Total noninterest income	14,983	10,201	9,337
Noninterest expenses
Compensation and benefits	29,025	25,561	21,791
Occupancy	5,527	5,049	4,121
Outside service and data processing costs	4,187	3,302	3,158
Insurance	813	1,284	1,146
Professional fees	1,699	1,574	1,362
Marketing	941	856	737
Other	2,281	2,137	2,237
Total noninterest expenses	44,473	39,763	34,552
Income before income tax expense	35,479	28,690	23,661
Income tax expense	7,621	6,401	10,616
Net income available to common shareholders	$27,858	22,289	13,045
Earnings per common share
Basic	$3.70	3.02	1.86
Diluted	$3.58	2.88	1.76
Weighted average common shares outstanding
Basic	7,528,283	7,384,200	7,005,703
Diluted	7,772,544	7,737,495	7,393,377

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(dollars in thousands)	2019	2018	2017
Net income	$27,858	22,289	13,045
Other comprehensive income:
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	1,510	(575)	191
Tax (expense) benefit	(317)	120	(140)
Reclassification of realized gain	(727)	(7)	(4)
Tax expense	153	1	1
Other comprehensive income (loss)	619	(461)	48
Comprehensive income	$28,477	21,828	13,093

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

							Accumulated
							other
					Nonvested	Additional	comprehensive
	Common stock		Preferred stock		restricted	paid-in	income	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	(loss)	Earnings	Total
December 31, 2016	6,463,789	$65	-	$-	$(600)	$73,371	$(504)	$37,540	$109,872
Net income	-	-	-	-	-	-	-	13,045	13,045
Net issuance of common stock	805,000	8	-	-	-	24,750	-	-	24,758
Proceeds from exercise of stock options	74,437	-	-	-	-	705	-	-	705
Issuance of restricted stock	4,625	-	-	-	(201)	201	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	299	-	-	-	299
Compensation expense related to stock options, net of tax	-	-	-	-	-	959	-	-	959
Other comprehensive income	-	-	-	-	-	-	48	-	48
December 31, 2017	7,347,851	73	-	-	(502)	99,986	(456)	50,585	149,686
Net income	-	-	-	-	-	-	-	22,289	22,289
Proceeds from exercise of stock options	105,630	2	-	-	-	898	-	-	900
Issuance of restricted stock	13,000	-	-	-	(558)	558	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	319	-	-	-	319
Compensation expense related to stock options, net of tax	-	-	-	-	-	1,183	-	-	1,183
Other comprehensive loss	-	-	-	-	-	-	(461)	-	(461)
December 31, 2018	7,466,481	75	-	-	(741)	102,625	(917)	72,874	173,916
Net income	-	-	-	-	-	-	-	27,858	27,858
Proceeds from exercise of stock options	191,497	2	-	-	-	1,767	-	-	1,769
Issuance of restricted stock	14,700	-	-	-	(490)	490	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	428	-	-	-	428
Compensation expense related to stock options, net of tax	-	-	-	-	-	1,270	-	-	1,270
Other comprehensive income	-	-	-	-	-	-	619	-	619
December 31, 2019	7,672,678	$77	-	$-	$(803)	$106,152	$(298)	$100,732	$205,860

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(dollars in thousands)	2019	2018	2017
Operating activities
Net income	$27,858	22,289	13,045
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	2,300	1,900	2,000
Depreciation and other amortization	1,888	1,755	1,460
Accretion and amortization of securities discounts and premiums, net	432	437	582
Gain on sale of investment securities available for sale	(727)	(7)	(4)
Net change in operating leases	585	-	-
Compensation expense related to stock options and restricted stock grants	1,698	1,502	1,258
Gain on sale of loans held for sale	(10,219)	(5,144)	(5,752)
Loans originated and held for sale	(380,632)	(204,429)	(192,347)
Proceeds from sale of loans held for sale	373,046	212,122	194,110
Increase in cash surrender value of bank owned life insurance	(1,001)	(878)	(811)
(Increase) decrease in deferred tax asset	(420)	(115)	2,904
(Increase) decrease in other assets, net	(600)	325	(1,183)
Increase in other liabilities, net	4,074	1,946	1,931
Net cash provided by operating activities	18,282	31,703	17,193
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(267,613)	(291,923)	(225,047)
Purchase of property and equipment	(8,431)	(1,943)	(5,381)
Purchase of investment securities:
Available for sale	(39,930)	(23,181)	(21,972)
Other investments	(4,675)	(46)	(3,086)
Proceeds from maturities, calls and repayments of investment securities:
Available for sale	19,212	9,025	9,644
Other investments	1,848	387	4,366
Proceeds from sale of investment securities available for sale	29,006	5,841	8,813
Purchase of life insurance policies	(5,000)	-	(6,850)
Proceeds from sale of other real estate owned	-	132	498
Net cash used for investing activities	(275,583)	(301,708)	(239,015)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	227,988	267,013	289,972
Increase (decrease) in Federal Home Loan Bank advances and other borrowings	60,000	(17,200)	(48,000)
Increase of subordinated debt	22,487	-	-
Issuance of common stock	-	-	24,758
Proceeds from the exercise of stock options	1,769	900	705
Net cash provided by financing activities	312,244	250,713	267,435
Net increase (decrease) in cash and cash equivalents	54,943	(19,292)	45,613
Cash and cash equivalents, beginning of year	72,873	92,165	46,552
Cash and cash equivalents, end of year	$127,816	72,873	92,165
Supplemental information
Cash paid for
Interest	$25,156	15,410	9,987
Income taxes	7,883	5,451	8,390
Schedule of non-cash transactions
Foreclosure of other real estate	-	-	288
Unrealized (gain) loss on securities, net of income taxes	(1,193)	455	(51)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	21,459	-	-

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

Business Segments

ASC Topic 280-10, “Segment Reporting,” requires selected segment information of operating segments based on a management approach. The Company’s three reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by management. Please refer to “Note 24 – Reportable Segments” for further information on the reporting for the Company’s three business segments.

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

The Bank makes loans to individuals and businesses in the Upstate, Midlands, and Lowcountry regions of South Carolina as well as the Triangle and Triad regions of North Carolina and Atlanta, Georgia for various personal and commercial purposes. The Bank’s loan portfolio has a concentration of real estate loans. As of December 31, 2019 and 2018, real estate loans represented 82.8% and 82.3%, respectively, of total loans. However, borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest bearing deposits and federal funds sold. Cash and cash equivalents have original maturities of three months or less, and federal funds sold are generally purchased and sold for one-day periods. Accordingly, the carrying value of these instruments is deemed to be a reasonable estimate of fair value. At December 31, 2019 and 2018, included in cash and cash equivalents was $6.0 million and $4.9 million, respectively, on deposit with the Federal Reserve Bank.

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

We classify investment securities as available for sale when at the time of purchase we determine that such securities may be sold at a future date or if we do not have the intent or ability to hold such securities to maturity. Securities designated as available for sale are recorded at fair value. Changes in the fair value of available for sale debt securities are included in shareholders’ equity as unrealized gains or losses, net of the related tax effect. Unrealized losses on available for sale securities, reflecting a decline in value judged to be other than temporary, are charged to income in the Consolidated Statements of Income. Realized gains or losses on available for sale securities are computed on the specific identification basis.

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

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Our accounting policies did not change materially since the principles of revenue recognition from Topic 606 are largely consistent with existing guidance and current practices applied by our business. The following is a discussion of revenues within the scope of the guidance:

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

Income Taxes

The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for the purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Company believes that its income tax filing positions taken or expected to be taken on its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s federal and state income tax returns are open and subject to examination from the 2016 tax return year and forward.

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

Adoption of New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The guidance in the update supersedes the requirements in ASC Topic 840, Leases. The guidance is intended to increase transparency and comparability among organizations by recognizing right-of-use (“ROU”) assets and lease liabilities on the balance sheet. For public companies, this update was effective for interim and annual periods beginning after December 15, 2018. The Company adopted this guidance in the first quarter of 2019. Upon adoption, the Company elected a practical expedient which allows existing leases to retain their classification as operating leases. The Company has also elected to not recognize right-of-use assets and lease liabilities arising from short-term leases. Implementation of the guidance resulted in the recording of a right-of-use asset and lease liability on the balance sheet; however it does not have a material impact on the Company's other consolidated financial statements. See additional disclosures in Note 7.

Newly Issued, But Not yet Effective Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. ASU 2016-13 was originally effective for all annual and interim periods beginning after December 31, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. Adoption will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company has established a team of individuals from credit, finance and risk management to evaluate the requirements of the new standard and the impact it will have on its processes.

In November 2019, the FASB issued guidance that addresses issues raised by stakeholders during the implementation of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendments affect a variety of Topics in the Accounting Standards Codification. For public business entities that meet the definition of a smaller reporting company, such as the Company, the amendments are effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. Early adoption is permitted in any interim period as long as the Company has adopted to amendments in ASU 2016-13. Currently, the Company does not expect to adopt the ASU before the effective period.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	December 31, 2019
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$500	-	1	499
SBA securities	550	-	19	531
State and political subdivisions	4,205	3	24	4,184
Asset-backed securities	13,351	-	184	13,167
Mortgage-backed securities
FHLMC	10,609	14	15	10,608
FNMA	35,275	34	169	35,140
GNMA	3,581	5	21	3,565
Total mortgage-backed securities	49,465	53	205	49,313
Total	$68,071	56	433	67,694

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$8,975	1	194	8,782
SBA securities	3,628	-	103	3,525
State and political subdivisions	8,371	48	63	8,356
Asset-backed securities	9,595	12	49	9,558
Mortgage-backed securities
FHLMC	12,258	87	242	12,103
FNMA	29,068	25	551	28,542
GNMA	4,170	1	132	4,039
Total mortgage-backed securities	45,496	113	925	44,684
Total	$76,065	174	1,334	74,905

During 2019, approximately $34.9 million of investment securities were either sold or called, subsequently resulting in a gain on sale of investment securities of $727,000.

The amortized costs and fair values of investment securities available for sale at December 31, 2019 and 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31,
		2019		2018
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Available for sale
Due within one year	$-	-	-	-
Due after one through five years	4,699	4,675	8,681	8,578
Due after five through ten years	10,454	10,414	22,796	22,379
Due after ten years	52,918	52,605	44,588	43,948
	$68,071	67,694	76,065	74,905

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019 and 2018.

	Less than 12 months				12 months or longer				Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
As of December 31, 2019
Available for sale
US government agencies	1	$499	$1	-	$-	$-	1	$499	$1
SBA securities	-	-	-	1	531	19	1	531	19
State and political subdivisions	2	2,093	24	-	-	-	2	2,093	24
Asset-backed	5	5,921	68	5	7,246	116	10	13,167	184
Mortgage-backed
FHLMC	4	3,842	2	4	2,323	13	8	6,165	15
FNMA	14	15,500	67	11	9,462	102	25	24,962	169
GNMA	2	2,240	6	1	734	15	3	2,974	21
	28	$30,095	$168	22	$20,296	$265	50	$50,391	$433

	Less than 12 months				12 months or longer				Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
As of December 31, 2018
Available for sale
US government agencies	1	$1,246	$3	8	$7,035	$191	9	$8,281	$194
SBA securities	-	-	-	2	3,525	103	2	3,525	103
State and political subdivisions	-	-	-	7	2,829	63	7	2,829	63
Asset-backed	4	6,707	49	-	-	-	4	6,707	49
Mortgage-backed
FHLMC	-	-	-	10	7,402	242	10	7,402	242
FNMA	2	2,689	6	23	22,814	545	25	25,503	551
GNMA	1	1,104	6	3	2,919	126	4	4,023	132
	8	$11,746	$64	53	$46,524	$1,270	61	$58,270	$1,334

At December 31, 2019, the Company had 28 individual investments with a fair market value of $30.1 million that were in an unrealized loss position for less than 12 months and 22 individual investments with a fair market value of $20.3 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities were not other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value:

	December 31,
(dollars in thousands)	2019	2018
Federal Home Loan Bank stock	$6,386	3,587
Other investments	159	131
Investment in Trust Preferred subsidiaries	403	403
	$6,948	4,121

The Company has evaluated the FHLB stock for impairment and determined that the investment in FHLB stock is not other than temporarily impaired as of December 31, 2019 and ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At December 31, 2019 and 2018, there were no securities pledged as collateral for repurchase agreements from brokers.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. Loans held for sale include mortgage loans which are saleable into the secondary mortgage markets and their fair values are estimated using observable quoted market or contracted prices or market price equivalents, which would be used by other market participants. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At December 31, 2019, mortgage loans held for sale totaled $27.0 million compared to $9.2 million at December 31, 2018.

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

Mortgage loans sold to investors by the Company, and which were believed to have met investor and agency underwriting guidelines at the time of sale, may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company may, upon mutual agreement, agree to repurchase the loans or indemnify the investor against future losses on such loans. In such cases, the Company bears any subsequent credit loss on the loans. As appropriate, the Company establishes mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate of losses.

NOTE 4 – Loans and Allowance for Loan Losses

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Upstate, Midlands, and Lowcountry regions of South Carolina, the Triangle and Triad regions of North Carolina as well as Atlanta, Georgia. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. The Company focuses its lending activities primarily on the professional markets in these regions including doctors, dentists, and small business owners. The principal component of the loan portfolio is loans secured by real estate mortgages which account for 82.8% of total loans at December 31, 2019. Commercial loans comprise 61.5% of total real estate loans and consumer loans account for 38.5%. Commercial real estate loans are further categorized into owner occupied which represents 21.0% of total loans and non-owner occupied loans represent 25.8%. Commercial construction loans represent only 4.1% of the total loan portfolio.

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

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $3.3 million and $2.8 million as of December 31, 2019 and December 31, 2018, respectively.

	December 31,
(dollars in thousands)		2019		2018
Commercial
Owner occupied RE	$407,851	21.0%	367,018	21.9%
Non-owner occupied RE	501,878	25.8%	404,296	24.1%
Construction	80,486	4.1%	84,411	5.0%
Business	308,123	15.9%	272,980	16.3%
Total commercial loans	1,298,338	66.8%	1,128,705	67.3%
Consumer
Real estate	398,245	20.5%	320,943	19.1%
Home equity	179,738	9.3%	165,937	9.9%
Construction	41,471	2.1%	37,925	2.3%
Other	25,733	1.3%	23,822	1.4%
Total consumer loans	645,187	33.2%	548,627	32.7%
Total gross loans, net of deferred fees	1,943,525	100.0%	1,677,332	100.0%
Less – allowance for loan losses	(16,642)		(15,762)
Total loans, net	$1,926,883		1,661,570

The composition of gross loans by rate type is as follows:

	December 31,
(dollars in thousands)	2019	2018
Variable rate loans	$432,540	402,148
Fixed rate loans	1,510,985	1,275,184
	$1,943,525	1,677,332

At December 31, 2019, approximately $716.0 million of the Company’s mortgage loans were pledged as collateral for advances from the FHLB, as set forth in Note 10.

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

We categorize our loans into risk categories based on relevant information about the ability of the borrower to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. A description of the general characteristics of the risk grades is as follows:

●	Pass—These loans range from minimal credit risk to average however still acceptable credit risk.

●	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

●	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

●	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status.

	December 31, 2019
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$406,594	501,676	80,486	307,710	1,296,466
30-59 days past due	706	151	-	178	1,035
60-89 days past due	-	-	-	-	-
Greater than 90 days	551	51	-	235	837
	$407,851	501,878	80,486	308,123	1,298,338

	December 31, 2018
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Current	$367,018	404,179	84,411	272,864	1,128,472
30-59 days past due	-	117	-	36	153
60-89 days past due	-	-	-	-	-
Greater than 90 days	-	-	-	80	80
	$367,018	404,296	84,411	272,980	1,128,705

As of December 31, 2019 and 2018, loans 30 days or more past due represented 0.23% and 0.26% of our total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.10% and 0.01% as of December 31, 2019 and 2018, respectively.

The tables below provide a breakdown of outstanding commercial loans by risk category.

	December 31, 2019
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$404,237	492,941	80,486	301,504	1,279,168
Special Mention	1,312	744	-	3,108	5,164
Substandard	2,302	8,193	-	3,511	14,006
Doubtful	-	-	-	-	-
	$407,851	501,878	80,486	308,123	1,298,338

	December 31, 2018
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Pass	$363,621	400,266	84,411	266,898	1,115,196
Special Mention	296	118	-	2,971	3,385
Substandard	3,101	3,912	-	3,111	10,124
Doubtful	-	-	-	-	-
	$367,018	404,296	84,411	272,980	1,128,705

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

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status.

	December 31, 2019
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$396,445	179,051	41,471	25,650	642,617
30-59 days past due	799	369	-	83	1,251
60-89 days past due	-	118	-	-	118
Greater than 90 days	1,001	200	-	-	1,201
	$398,245	179,738	41,471	25,733	645,187

	December 31, 2018
	Real estate	Home equity	Construction	Other	Total
Current	$317,267	165,727	37,925	23,603	544,522
30-59 days past due	2,555	30	-	106	2,691
60-89 days past due	923	-	-	113	1,036
Greater than 90 days	198	180	-	-	378
	$320,943	165,937	37,925	23,822	548,627

Consumer loans 30 days or more past due were 0.13% and 0.25% as of December 31, 2019 and 2018, respectively.

The tables below provide a breakdown of outstanding consumer loans by risk category.

	December 31, 2019
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$392,572	176,532	41,471	25,421	635,996
Special Mention	2,267	775	-	261	3,303
Substandard	3,406	2,431	-	51	5,888
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$398,245	179,738	41,471	25,733	645,187

	December 31, 2018
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$314,586	162,626	37,925	23,586	538,723
Special Mention	1,792	864	-	139	2,795
Substandard	4,565	2,447	-	97	7,109
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
	$320,943	165,937	37,925	23,822	548,627

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

	December 31,
(dollars in thousands)	2019	2018
Commercial
Owner occupied RE	$-	-
Non-owner occupied RE	188	210
Construction	-	-
Business	235	81
Consumer
Real estate	1,829	1,980
Home equity	431	1,006
Construction	-	-
Other	-	12
Nonaccruing troubled debt restructurings	4,111	2,541
Total nonaccrual loans, including nonaccruing TDRs	6,794	5,830
Other real estate owned	-	-
Total nonperforming assets	$6,794	5,830
Nonperforming assets as a percentage of:
Total assets	0.30%	0.31%
Gross loans	0.35%	0.35%
Total loans over 90 days past due	$2,038	458
Loans over 90 days past due and still accruing	-	-
Accruing TDRs	5,219	6,742

Foregone interest income on the nonaccrual loans for the year ended December 31, 2019 was approximately $23,000 and approximately $53,000 for the same period in 2018.

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

				December 31, 2019
			Recorded investment
			Impaired loans	Impaired loans
	Unpaid		with no related	with related	Related
	Principal	Impaired	allowance for	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses	loan losses
Commercial
Owner occupied RE	$2,791	2,726	2,270	456	75
Non-owner occupied RE	4,512	4,051	2,419	1,632	465
Construction	-	-	-	-	-
Business	1,620	1,531	558	973	452
Total commercial	8,923	8,308	5,247	3,061	992
Consumer
Real estate	2,727	2,720	1,638	1,082	364
Home equity	885	838	459	379	66
Construction	-	-	-	-	-
Other	147	147	-	147	16
Total consumer	3,759	3,705	2,097	1,608	446
Total	$12,682	12,013	7,344	4,669	1,438

				December 31, 2018
			Recorded investment
			Impaired loans	Impaired loans
	Unpaid		with no related	with related	Related
	Principal	Impaired	allowance for	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses	loan losses
Commercial
Owner occupied RE	$2,827	2,762	2,311	451	75
Non-owner occupied RE	3,321	2,807	603	2,204	558
Construction	-	-	-	-	-
Business	3,745	2,520	515	2,005	895
Total commercial	9,893	8,089	3,429	4,660	1,528
Consumer
Real estate	2,993	2,892	1,494	1,398	456
Home equity	1,935	1,421	1,421	-	-
Construction	-	-	-	-	-
Other	170	170	-	170	30
Total consumer	5,098	4,483	2,915	1,568	486
Total	$14,991	12,572	6,344	6,228	2,014

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Year ended December 31,
	2019		2018		2017
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$2,739	128	2,784	142	2,255	104
Non-owner occupied RE	4,161	255	2,860	174	4,144	199
Construction	-	-	-	-	-	-
Business	1,582	79	2,883	162	2,823	162
Total commercial	8,482	462	8,527	478	9,222	465
Consumer
Real estate	2,771	131	2,930	151	2,047	69
Home equity	853	42	1,453	99	1,576	97
Construction	-	-	-	-	-	-
Other	153	5	174	5	174	6
Total consumer	3,777	178	4,557	255	3,797	172
Total	$12,259	640	13,084	733	13,019	637

Allowance for Loan Losses

The following table summarizes the activity related to our allowance for loan losses:

	Year ended December 31,
(dollars in thousands)	2019	2018	2017
Balance, beginning of period	$15,762	15,523	14,855
Provision for loan losses	2,300	1,900	2,000
Loan charge-offs:
Commercial
Owner occupied RE	(110)	-	-
Non-owner occupied RE	(239)	(432)	(589)
Construction	-	-	-
Business	(910)	(695)	(638)
Total commercial	(1,259)	(1,127)	(1,227)
Consumer
Real estate	-	(749)	-
Home equity	(174)	(217)	(400)
Construction	-	-	-
Other	(82)	(53)	(11)
Total consumer	(256)	(1,019)	(411)
Total loan charge-offs	(1,515)	(2,146)	(1,638)
Loan recoveries:
Commercial
Owner occupied RE	-	-	-
Non-owner occupied RE	2	132	119
Construction	-	-	-
Business	43	229	86
Total commercial	45	361	205
Consumer
Real estate	37	5	86
Home equity	2	115	13
Construction	-	-	-
Other	11	4	2
Total consumer	50	124	101
Total recoveries	95	485	306
Net loan charge-offs	(1,420)	(1,661)	(1,332)
Balance, end of period	$16,642	15,762	15,523

The following tables summarize the activity in the allowance for loan losses by our commercial and consumer portfolio segments.

	Year ended December 31, 2019
(dollars in thousands)	Commercial	Consumer	Total
Balance, beginning of period	$10,768	4,994	15,762
Provision	1,818	482	2,300
Loan charge-offs	(1,259)	(256)	(1,515)
Loan recoveries	45	50	95
Net loan charge-offs	(1,214)	(206)	(1,420)
Balance, end of period	$11,372	5,270	16,642

	Year ended December 31, 2018
	Commercial	Consumer	Total
Balance, beginning of period	$9,937	5,586	15,523
Provision	1,597	303	1,900
Loan charge-offs	(1,127)	(1,019)	(2,146)
Loan recoveries	361	124	485
Net loan charge-offs	(766)	(895)	(1,661)
Balance, end of period	$10,768	4,994	15,762

The following table disaggregates our allowance for loan losses and recorded investment in loans by method of impairment evaluation.

	December 31, 2019
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$992	446	1,438	8,308	3,705	12,013
Collectively evaluated	10,380	4,824	15,204	1,290,030	641,482	1,931,512
Total	$11,372	5,270	16,642	1,298,338	645,187	1,943,525

	December 31, 2018
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,528	486	2,014	8,089	4,483	12,572
Collectively evaluated	9,240	4,508	13,748	1,120,616	544,144	1,664,760
Total	$10,768	4,994	15,762	1,128,705	548,627	1,677,332

NOTE 5 – Troubled Debt Restructurings

At December 31, 2019, we had 19 loans totaling $9.3 million and at December 31, 2018 we had 26 loans totaling $9.3 million, which we considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. During 2019, we have added one commercial loan totaling $1.8 million as TDRs and removed nine loans from TDR status due to pay-offs or in accordance with our nonperforming loans and TDR policies. To date, we have restored five nonaccrual commercial loans previously classified as TDRs to accrual status.

The following table summarizes the concession at the time of modification and the recorded investment in our TDRs before and after their modification.

	For the year ended December 31, 2019
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	Investment
Commercial
Business	1	-	-	-	1	$1,823	$1,823
Total loans	1	1	-	-	1	$1,823	$1,823

	For the year ended December 31, 2018
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
	concession	payments	only	extensions	of loans	investment	Investment
Commercial
Owner occupied RE	1	-	-	-	1	$506	$592
Non-owner occupied RE	-	1	-	-	1	1,287	1,287
Business	4	-	-	-	4	1,207	1,532
Consumer
Real estate	2	-	-	-	2	549	669
Total loans	7	1	-	-	8	$3,549	$4,080

As of December 31, 2019 and 2018 there were no loans modified as TDRs for which there was a payment default (60 days past due) within 12 months of the restructuring date.

NOTE 6 – Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
(dollars in thousands)	2019	2018
Land	$11,531	6,827
Buildings	24,136	24,064
Leasehold improvements	4,486	2,899
Furniture and equipment	10,219	8,890
Software	367	329
Construction in process	939	281
Accumulated depreciation and amortization	(12,705)	(10,860)
Property and equipment, excluding ROU assets	38,973	32,430
ROU assets	19,505	-
Total property and equipment	$58,478	32,430

During 2019, the Company purchased property for the construction of a new bank headquarters in Greenville, South Carolina which resulted in a $4.7 million increase in land.

Construction in process at December 31, 2019 included costs associated with the new bank headquarters, while the balance at December 31, 2018 included costs associated with the upfit of leased office space in Greensboro, North Carolina. Depreciation and amortization expense for the years ended December 31, 2019 and 2018 was $1.9 million and $1.8 million, respectively. Depreciation and amortization are charged to operations utilizing a straight-line method over the estimated useful lives of the assets. The estimated useful lives for the principal items follow:

Type of Asset	Life in Years
Software	3
Furniture and equipment	5 to 7
Leasehold improvements	5 to 15
Buildings	40

NOTE 7 – Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”. As of December 31, 2019, we lease seven of our offices under various operating lease agreements. The lease agreements have maturity dates ranging from February 2022 to October 2029, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 7.97 years as of December 31, 2019.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered in to. The weighted average discount rate for leases was 2.86% as of December 31, 2019.

Total operating lease costs were $2.2 million and $1.8 million for the years ended December 31, 2019 and 2018, respectively. The right-of-use asset, included in property and equipment, and lease liabilities, included in other liabilities, were $19.5 million and $20.1 million as of December 31, 2019, respectively. The right-of-use asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.

Maturities of lease liabilities as of December 31, 2019 were as follows:

(dollars in thousands)	Operating Leases
2020	$2,103
2021	2,152
2022	1,400
2023	1,273
2024	1,305
Thereafter	17,404
Total undiscounted lease payments	25,637
Discount effect of cash flows	5,549
Total lease liability	$20,088

NOTE 8 – Other Real Estate Owned

Other real estate owned is comprised of real estate acquired in settlement of loans and is included in other assets on the balance sheet. At December 31, 2019 and 2018, there was no other real estate owned. The following summarizes the activity in the real estate acquired in settlement of loans portion of other real estate owned:

	For the year ended December 31,
(dollars in thousands)	2019	2018
Balance, beginning of year	$-	$242
Additions	-	-
Sales	-	(125)
Write-downs, net	-	(117)
Balance, end of year	$-	$-

NOTE 9 – Deposits

The following is a detail of the deposit accounts:

	December 31,
(dollars in thousands)	2019	2018
Noninterest bearing	$397,331	346,570
Interest bearing:
NOW accounts	228,680	186,795
Money market accounts	898,923	730,765
Savings	16,258	15,486
Time, less than $100,000	47,941	63,073
Time, $100,000 and over	286,991	305,447
Total deposits	$1,876,124	1,648,136

At December 31, 2019 and 2018, time deposits greater than $250,000 were $220.1 million and $214.0 million, respectively.

Also, at December 31, 2019 and 2018, the Company had approximately $67.4 million and $79.3 million, respectively, of time deposits that were obtained outside of the Company’s primary market. Interest expense on time deposits greater than $100,000 was $6.9 million for the year ended December 31, 2019, $4.7 million for the year ended December 31, 2018, and $2.7 million for the year ended December 31, 2017.

At December 31, 2019 the scheduled maturities of certificates of deposit are as follows:

(dollars in thousands)
2020	$277,342
2021	38,528
2022	10,783
2023	6,133
2024 and after	2,146
$334,932

NOTE 10 – Federal Home Loan Bank Advances and Other Borrowings

At December 31, 2019 and 2018, the Company had $110.0 million and $50.0 million in FHLB Advances, respectively.

The FHLB advances are secured with approximately $716.0 million of mortgage loans and $6.4 million of stock in the FHLB. During the fourth quarter of 2019, the Company paid off $25.0 million of fixed rate FHLB advances with an average cost of 3.36% and incurred a loss on extinguishment of debt of $1.5 million.

Listed below is a summary of the terms and maturities of the advances outstanding at December 31, 2019 and 2018. The $110.0 million outstanding at December 31, 2019 was at a variable rate.

	December 31,
(dollars in thousands)		2019		2018
Maturity	Amount	Rate	Amount	Rate
December 31, 2019	$-	-%	$25,000	2.65%
July 7, 2022	-	-%	10,000	3.11%
July 7, 2023	-	-%	15,000	3.53%
December 31, 2020	110,000	1.78%	-	-%
	$110,000	1.78%	$50,000	3.01%

The Company also has an unsecured, interest only line of credit for $15 million with another financial institution which was unused at December 31, 2019. The line of credit bears interest at LIBOR plus 2.50% and matures on June 30, 2020. The loan agreement contains various financial covenants related to capital, earnings and asset quality.

NOTE 11 – Subordinated Debentures

On June 26, 2003, Greenville First Statutory Trust I (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of June 26, 2033. At December 31, 2019, the interest rate was 5.05% and is indexed to the 3-month LIBOR rate plus 3.10% and adjusted quarterly. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $6.2 million junior subordinated debentures.

On December 22, 2005, Greenville First Statutory Trust II (a non-consolidated subsidiary) issued $7.0 million floating rate trust preferred securities with a maturity of December 22, 2035. At December 31, 2019, the interest rate was 3.40% and is indexed to the 3-month LIBOR rate plus 1.44% and adjusted quarterly. The Company received from the Trust the $7.0 million proceeds from the issuance of the securities and the $217,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $7.2 million junior subordinated debentures.

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

NOTE 12 – Unused Lines of Credit

At December 31, 2019, the Company had four lines of credit to purchase federal funds that totaled $72.0 million which were unused at December 31, 2019. The lines of credit are available on a one to 14 day basis for general corporate purposes of the Company. The lender has reserved the right to withdraw the line at their option. The Company has an additional line of credit with the FHLB to borrow funds, subject to a pledge of qualified collateral. The Company has collateral that would support approximately $312.4 million in additional borrowings with the FHLB at December 31, 2019.

NOTE 13 – Derivative Financial Instruments

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

The following table summarizes the Company’s outstanding financial derivative instruments at December 31, 2019 and December 31, 2018.

	December 31, 2019
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$26,446	Other assets	$344
MBS forward sales commitments	20,500	Other liabilities	(39)
Total derivative financial instruments	$46,946		$305

	December 31, 2018
			Fair Value
	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$20,552	Other assets	$345
MBS forward sales commitments	11,750	Other liabilities	(121)
Total derivative financial instruments	$32,302		$224

NOTE 14 – Fair Value Accounting

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

	December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	499	-	499
SBA securities	-	531	-	531
State and political subdivisions	-	4,184	-	4,184
Asset-backed securities	-	13,167	-	13,167
Mortgage-backed securities	-	49,313	-	49,313
Mortgage loans held for sale	-	27,046	-	27,046
Mortgage loan interest rate lock commitments	-	344	-	344
Total assets measured at fair value on a recurring basis	$-	95,084	-	95,084

Liabilities
MBS forward sales commitments	$-	39	-	39
Total liabilities measured at fair value on a recurring basis	$-	39	-	39

	December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	8,782	-	8,782
SBA securities	-	3,525	-	3,525
State and political subdivisions	-	8,356	-	8,356
Asset-backed securities	-	9,558	-	9,558
Mortgage-backed securities	-	44,684	-	44,684
Mortgage loans held for sale	-	9,241	-	9,241
Mortgage loan interest rate lock commitments	-	345	-	345
Total assets measured at fair value on a recurring basis	$-	84,491	-	84,491

Liabilities
MBS forward sales commitments	$-	121	-	121
Total liabilities measured at fair value on a recurring basis	$-	121	-	121

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company is predominantly an asset based lender with real estate serving as collateral on more than 83% of loans as of December 31, 2019. Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

	December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	5,634	4,941	10,575
Total assets measured at fair value on a nonrecurring basis	$-	5,634	4,941	10,575

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	2,190	8,368	10,558
Total assets measured at fair value on a nonrecurring basis	$-	2,190	8,368	10,558

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2019, the significant unobservable inputs used in the fair value measurements were as follows:

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

Loans – The valuation of loans held for investment is estimated using the exit price notion which incorporates factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach, using the eight categories as disclosed in Note 4 – Loans and Allowance for Loan Losses. Loans are considered a Level 3 classification.

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

Subordinated debentures – Fair value for subordinated debentures are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

The Company has used management’s best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair value presented.

The estimated fair values of the Company’s financial instruments at December 31, 2019 and 2018 are as follows:

	December 31, 2019
(dollars in thousands)	Carrying	Fair	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$6,948	6,948	-	-	6,948
Loans(1)	1,914,870	1,900,216	-	-	1,900,216
Financial Liabilities:
Deposits	1,876,124	1,772,121	-	1,772,121	-
FHLB and other borrowings	110,000	109,737	-	109,737	-
Subordinated debentures	35,890	33,250	-	33,250	-

	December 31, 2018
(dollars in thousands)	Carrying	Fair	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$4,121	4,121	-	-	4,121
Loans(1)	1,648,998	1,618,618	-	-	1,618,618
Financial Liabilities:
Deposits	1,648,136	1,515,123	-	1,515,123	-
FHLB and other borrowings	50,000	50,147	-	50,147	-
Subordinated debentures	13,403	14,807	-	14,807	-

(1)	Carrying amount is net of the allowance for loan losses and previously presented impaired loans.

NOTE 15 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2019, 2018 and 2017. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

At December 31, 2019, 2018 and 2017, options totaling 94,885, 195,425, and 107,015, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value. These options were therefore excluded from the diluted earnings per share calculation.

	December 31,
(dollars in thousands, except share data)	2019	2018	2017
Numerator:
Net income	$27,858	$22,289	13,045
Net income available to common shareholders	$27,858	$22,289	13,045
Denominator:
Weighted-average common shares outstanding - basic	7,528,283	7,384,200	7,005,703
Common stock equivalents	244,261	353,295	387,674
Weighted-average common shares outstanding - diluted	7,772,544	7,737,495	7,393,377
Earnings per common share:
Basic	$3.70	$3.02	1.86
Diluted	$3.58	$2.88	1.76

NOTE 16 – Commitments and Contingencies

The Company has entered into a three year employment agreement with its chief executive officer and a two year employment agreement with its president and with 12 executive vice presidents. These agreements also include a) an incentive program, b) a stock option plan, c) a one-year non-compete agreement upon termination and a severance payment equal to one year of compensation. The total estimated aggregate salary commitment is approximately $3.3 million.

The Company has an agreement with a data processor which expires in 2023 to provide certain item processing, electronic banking, and general ledger processing services. Components of this contract vary based on transaction and account volume, monthly charges and certain termination fees.

The Company may be subject to litigation and claims in the normal course of business. As of December 31, 2019, management believes there is no material litigation pending.

NOTE 17 – Income Taxes

The components of income tax expense were as follows:

	For the years ended December 31,
(dollars in thousands)	2019	2018	2017
Current income taxes:
Federal	$6,791	5,536	7,139
State	1,250	990	573
Total current tax expense	8,041	6,526	7,712
Deferred income tax expense (benefit)	(420)	(125)	2,904
Income tax expense	$7,621	6,401	10,616

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate:

	For the years ended December 31,
(dollars in thousands)	2019	2018	2017
Tax expense at statutory rate	$7,451	6,025	8,281
Effect of state income taxes, net of federal benefit	987	782	372
Exempt income	(26)	(34)	(146)
Effect of change in federal tax rate	-	-	2,441
Effect of stock-based compensation	(693)	(248)	(2)
Other	(98)	(124)	(330)
Income tax expense	$7,621	6,401	10,616

Income tax expense for the year ended December 31, 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Act, which was enacted on December 22, 2017. As a result of the new law, we recognized a provisional net tax expense totaling $2.4 million, as noted in the table above.

The components of the deferred tax assets and liabilities are as follows:

	December 31,
(dollars in thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$3,495	3,310
Unrealized loss on securities available for sale	79	244
Net deferred loan fees	697	592
Deferred compensation	1,404	1,280
Sale of real estate owned	-	128
Lease liabilities	4,219	-
Other	234	130
	10,128	5,684
Deferred tax liabilities:
Property and equipment	1,398	1,433
Hedging transactions	227	112
Prepaid expenses	132	107
Right-of-use assets	4,096	-
Other	-	12
	5,853	1,664
Net deferred tax asset	$4,275	4,020

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions.

NOTE 18 – Related Party Transactions

Certain directors, executive officers, and companies with which they are affiliated, are clients of and have banking transactions with the Company in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the lender.

A summary of loan transactions with directors and executive officers, including their affiliates is as follows:

	For the years ended December 31,
(dollars in thousands)	2019	2018
Balance, beginning of year	$13,969	15,276
New loans	6,709	5,686
Less loan payments	(9,787)	(6,993)
Balance, end of year	$10,891	13,969

Deposits by executive officers and directors and their related interests at December 31, 2019 and 2018, were $2.5 million and $2.7 million, respectively.

The Company has a land lease with a director on the property for a branch office, with monthly payments of $8,256. In addition, the Company periodically enters into various consulting agreements with the director for development, administration and advisory services related to the purchase of property and construction of current and future branch office sites, including the development of the new bank headquarters in Greenville, South Carolina. Payments totaling $600,000 were made to the director for these services during the year ended December 31, 2019. Also, the Company has previously contracted with the director to provide property management services for its four offices in the Greenville market. The Company paid the director approximately $21,000, and $38,000 for these services during 2018 and 2017, respectively.

The Company also utilizes employment recruiting services from a vendor for which one of the Company’s directors is an owner and serves as the chairman of the board. The Company paid approximately $38,000 to the vendor for the year ended December 31, 2018.

The Company is of the opinion that the lease payments, consulting fees, and recruiting costs represent market costs that could have been obtained in similar “arms length” transactions.

NOTE 19 – Financial Instruments With Off-Balance Sheet Risk

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

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2019, unfunded commitments to extend credit were approximately $426.6 million, of which $105.0 million is at fixed rates and $321.6 million is at variable rates. At December 31, 2018, unfunded commitments to extend credit were approximately $399.4 million, of which $130.5 million is at fixed rates and $269.0 million is at variable rates. The Company evaluates each client’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2019 and 2018, there was a $9.9 million and $10.0 million commitment, respectively, under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The fair value of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standing. The total fair value of such instruments is not material.

NOTE 20 – Employee Benefit Plan

On January 1, 2000, the Company adopted the Southern First Bancshares, Inc. Profit Sharing and 401(k) Plan for the benefit of all eligible employees. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan for the years ended December 31, 2019, 2018, and 2017 amounted to $693,000, $587,000, and $476,000, respectively.

The Company also provides a nonqualified deferred compensation plan for 24 executive officers in the form of a Supplemental Executive Retirement Plan (“SERP”). The SERP provides retirement income for these officers. As of December 31, 2019 and 2018, the Company had an accrued benefit obligation of $6.7 million and $6.1 million, respectively. The Company incurred expenses related to this plan of $657,000, $940,000, and $792,000 in 2019, 2018, and 2017, respectively.

NOTE 21 – Stock-Based Compensation

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

Stock-based compensation expense was recorded as follows:

	For the years ended December 31,
(dollars in thousands)	2019	2018	2017
Stock option expense	$1,270	1,183	959
Restricted stock grant expense	428	319	299
Total stock-based compensation expense	$1,698	1,502	1,258

Stock Options
On May 18, 2010, the Company adopted the 2010 Incentive Plan, making available for issuance 366,025 stock options (adjusted for the 10% stock dividends in 2013, 2012, and 2011). The options may be exercised at an exercise price per share based on the fair market value and determined on the date of grant and expire 10 years from the grant date. On May 20, 2014, the Company amended the 2010 Incentive Plan to add an additional 200,000 shares of common stock to be issuable as stock options, for a total of 566,025 shares. As of December 31, 2019, there were 9,275 options available for grant under the 2010 Incentive Plan.

On May 17, 2016, the Company adopted the 2016 Equity Incentive Plan, making available for issuance 400,000 stock options. The options may be exercised at an exercise price per share based on the fair market value and determined on the date of grant and expire 10 years from the grant date. As of December 31, 2019, there were 174,715 options available for grant under the 2016 Equity Incentive Plan.

A summary of the status of the stock option plan and changes for the period is presented below:

	For the years ended December 31,
			2019			2018			2017
			Weighted			Weighted			Weighted
		Weighted	Average		Weighted	Average		Weighted	Average
		average	Remaining		average	Remaining		average	Remaining
		exercise	Contractual		exercise	Contractual		exercise	Contractual
	Shares	price	Life	Shares	price	Life	Shares	price	Life
Outstanding at beginning of year	648,311	$20.74		662,841	$15.70		642,203	$11.77
Granted	101,350	32.81		94,700	43.13		110,950	35.34
Exercised	(191,497)	9.24		(105,630)	8.51		(74,437)	9.48
Forfeited or expired	(16,750)	34.01		(3,600)	40.03		(15,875)	23.49
Outstanding at end of year	541,414	$26.65	6.3 years	648,311	$20.74	5.6 years	662,841	$15.70	5.6 years
Options exercisable at year-end	305,991	$20.00	4.9 years	404,851	$12.58	4.0 years	419,766	$9.20	4.1 years
Weighted average fair value of options granted during the year		$11.81			$16.76			$14.14
Shares available for grant	183,990			270,090			359,690

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) of 541,414 and 648,311 stock options outstanding at December 31, 2019 and 2018 was $8.6 million and $8.7 million, respectively. The aggregate intrinsic value of 305,991 and 404,851 stock options exercisable at December 31, 2019 and 2018 was $6.9 million and $8.0 million, respectively.

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants:

	2019	2018	2017
Dividend yield	-	-	-
Expected life	7 years	7 years	7 years
Expected volatility	28.21%	32.07%	34.63%
Risk-free interest rate	2.59%	2.50%	2.04%

At December 31, 2019, there was $2.0 million of total unrecognized compensation cost related to nonvested stock option grants. The cost is expected to be recognized over a weighted-average period of 2.4 years. The fair value of stock option grants that vested during 2019, 2018, and 2017 was $1.2 million, $973,000 and $775,000, respectively.

Restricted Stock Grants
On May 17, 2016, the Company adopted the 2016 Equity Incentive Plan which included a provision for the issuance of 50,000 shares of common stock to be issuable as restricted stock grants. As of December 31, 2019, 32,349 shares of restricted stock were available for grant.

Shares of restricted stock granted to employees under the stock plans are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends.

A summary of the status of the Company’s nonvested restricted stock and changes for the years ended December 31, 2019, 2018, and 2017 is as follows:

	December 31,
		2019		2018		2017
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Grant-Date	Restricted	Grant-Date	Restricted	Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	29,625	$34.00	25,000	$26.43	36,125	$20.13
Granted	14,700	33.64	13,000	42.87	6,500	35.14
Vested	(10,375)	31.61	(8,375)	25.17	(17,625)	16.73
Forfeited	(1,125)	28.03	-	-	-	-
Nonvested at end of year	32,825	$34.78	29,625	$34.00	25,000	$26.43

At December 31, 2019, there was $793,000 of total unrecognized compensation cost related to nonvested restricted stock grants. The cost is expected to be recognized over a weighted-average period of 2.6 years.

NOTE 22 – Dividends

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

NOTE 23 – Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. The capital rules require banks and bank holding companies (other than bank holding companies, such as the Company, that qualify under the Federal Reserve’s Small Bank Holding Company Policy Statement) to maintain a minimum total risked-based capital ratio of at least 8%, a total Tier 1 capital ratio of at least 6%, a minimum common equity Tier 1 capital ratio of at least 4.5%, and a leverage ratio of at least 4%. Bank holding companies and banks are also required to hold a capital conservation buffer of common equity Tier 1 capital of 2.5% to avoid limitations on capital distributions and discretionary executive compensation payments. The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of December 31, 2019, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the Company and the regulatory minimum requirements at December 31, 2019 and 2018.

					To be well
					capitalized
			For capital		under prompt
			adequacy purposes		corrective action
		Actual	minimum		provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
The Bank
Total Capital (to risk weighted assets)	$250,847	13.31%	$150,807	8.00%	$188,510	10.00%
Tier 1 Capital (to risk weighted assets)	234,205	12.42%	113,106	6.00%	150,807	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	234,205	12.42%	84,829	4.50%	122,531	6.50%
Tier 1 Capital (to average assets)	234,205	10.80%	86,772	4.00%	108,465	5.00%

The Company(1)
Total Capital (to risk weighted assets)	258,800	13.73%	150,807	8.00%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	219,158	11.63%	113,106	6.00%	n/a	n/a
Common Equity Tier 1 Capital (to risk weighted assets)	206,158	10.94%	84,829	4.50%	n/a	n/a
Tier 1 Capital (to average assets)	219,158	10.10%	86,772	4.00%	n/a	n/a

					To be well
					capitalized
			For capital		under prompt
			adequacy purposes		corrective action
		Actual	minimum		provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
The Bank
Total Capital (to risk weighted assets)	$198,195	12.16%	$130,368	8.00%	$162,960	10.00%
Tier 1 Capital (to risk weighted assets)	182,433	11.20%	97,776	6.00%	130,368	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	182,433	11.20%	73,332	4.50%	105,924	6.50%
Tier 1 Capital (to average assets)	182,433	9.84%	74,126	4.00%	92,658	5.00%

The Company(1)
Total Capital (to risk weighted assets)	203,595	12.49%	130,368	8.00%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	187,833	11.53%	97,776	6.00%	n/a	n/a
Common Equity Tier 1 Capital (to risk weighted assets)	174,833	10.73%	73,332	4.50%	n/a	n/a
Tier 1 Capital (to average assets)	187,833	10.14%	74,126	4.00%	n/a	n/a

(1)

Under the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is not subject to the minimum capital adequacy and capital conservation buffer capital requirements at the holding company level, unless otherwise advised by the Federal Reserve (such capital requirements are applicable only at the Bank level). Although the minimum regulatory capital requirements are not applicable to the Company, we calculate these ratios for our own planning and monitoring purposes.

NOTE 24 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The three segments include Commercial and Retail Banking, Mortgage Banking, and Corporate Operations. The following schedule presents financial information for each reportable segment.

	Year ended December 31, 2019
	Commercial
	and Retail	Mortgage	Corporate
(dollars in thousands)	Banking	Banking	Operations	Eliminations	Consolidated
Interest income	$91,923	729	13	(13)	92,652
Interest expense	24,467	-	929	(13)	25,383
Net interest income (loss)	67,456	729	(916)	-	67,269
Provision for loan losses	2,300	-	-	-	2,300
Noninterest income	5,060	9,923	-	-	14,983
Noninterest expense	37,798	6,435	240	-	44,473
Net income (loss) before taxes	32,418	4,217	(1,156)	-	35,479
Income tax provision (benefit)	6,978	886	(243)	-	7,621
Net income (loss)	$25,440	3,331	(913)	-	27,858
Total assets	$2,239,430	27,356	242,069	(241,660)	2,267,195

	Year ended December 31, 2018
	Commercial
	and Retail	Mortgage
	Banking	Banking	Corporate	Eliminations	Consolidated
Interest income	$76,282	375	9	(9)	76,657
Interest expense	15,922	-	592	(9)	16,505
Net interest income (loss)	60,360	375	(583)	-	60,152
Provision for loan losses	1,900	-	-	-	1,900
Noninterest income	4,657	5,544	-	-	10,201
Noninterest expense	35,371	4,152	240	-	39,763
Net income (loss) before taxes	27,746	1,767	(823)	-	28,690
Income tax expense (benefit)	6,185	389	(173)	-	6,401
Net income (loss)	$21,561	1,378	(650)	-	22,289
Total assets	$1,905,474	8,602	187,327	(200,789)	1,900,614

Commercial and retail banking. The Company’s primary business is to provide traditional deposit and lending products and services to its commercial and retail banking clients.

Mortgage banking. The mortgage banking segment provides mortgage loan origination services for loans that will be sold in the secondary market to investors.

Corporate operations. Corporate operations is comprised primarily of compensation and benefits for certain members of management and interest on parent company debt.

NOTE 25 – Parent Company Financial Information

Following is condensed financial information of Southern First Bancshares, Inc. (parent company only):

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2019	2018
Assets
Cash and cash equivalents	$7,753	5,389
Investment in subsidiaries	234,310	181,919
Other assets	6	19
Total assets	$242,069	187,327
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$319	8
Subordinated debentures	35,890	13,403
Shareholders’ equity	205,860	173,916
Total liabilities and shareholders’ equity	$242,069	187,327

Condensed Statements of Income

	For the years ended December 31,
(dollars in thousands)	2019	2018	2017
Revenues
Interest income	$13	9	11
Total revenue	13	9	11
Expenses
Interest expense	929	592	514
Other expenses	240	240	246
Total expenses	1,169	832	760
Income tax benefit	243	173	262
Loss before equity in undistributed net income of subsidiaries	(913)	(650)	(487)
Equity in undistributed net income of subsidiaries	28,771	22,939	13,532
Net income	$27,858	22,289	13,045

Condensed Statements of Cash Flows

	For the years ended December 31,
(dollars in thousands)	2019	2018	2017
Operating activities
Net income	$27,858	22,289	13,045
Adjustments to reconcile net income to cash provided by (used for) operating activities
Equity in undistributed net income of subsidiaries	(28,771)	(22,939)	(13,532)
Compensation expense related to stock options and restricted stock grants	1,698	1,502	1,258
(Increase) decrease in other assets	12	12	2,772
Increase (decrease) in accounts payable and accrued expenses	(202)	2	2
Net cash provided by operating activities	595	866	3,545
Investing activities
Investment in subsidiaries, net	-	-	(27,334)
Net cash used for investing activities	-	-	(27,334)
Financing activities
Issuance of common stock	-	-	24,758
Proceeds from the exercise of stock options and warrants	1,769	900	705
Net cash provided by financing activities	1,769	900	25,463
Net increase (decrease) in cash and cash equivalents	2,364	1,766	1,674
Cash and cash equivalents, beginning of year	5,389	3,623	1,949
Cash and cash equivalents, end of year	$7,753	5,389	3,623

NOTE 26 – Selected Condensed Quarterly Financial Data (Unaudited)

	2019
	For the quarters ended
(dollars in thousands, except share data)	March 31	June 30	September 30	December 31
Interest income	$21,612	23,088	24,056	23,896
Interest expense	5,794	6,549	6,777	6,263
Net interest income	15,818	16,539	17,279	17,633
Provision for loan losses	300	300	650	1,050
Noninterest income	2,994	4,090	4,396	3,503
Noninterest expenses	10,648	11,368	11,484	10,973
Income before income tax expense	7,864	8,961	9,541	9,113
Income tax expense	1,855	1,722	2,129	1,915
Net income available to common shareholders	$6,009	7,239	7,412	7,198
Earnings per common share
Basic	$0.81	0.97	0.98	0.94
Diluted	$0.78	0.93	0.95	0.92
Weighted average common shares outstanding
Basic	7,459,342	7,495,508	7,548,184	7,608,241
Diluted	7,741,860	7,756,044	7,780,504	7,810,922

	2018
	For the quarters ended
	March 31	June 30	September 30	December 31
Interest income	$17,178	18,535	19,865	21,079
Interest expense	3,136	3,923	4,364	5,082
Net interest income	14,042	14,612	15,501	15,997
Provision for loan losses	500	400	400	600
Noninterest income	2,420	2,771	2,533	2,477
Noninterest expenses	9,205	9,979	10,188	10,391
Income before income tax expense	6,757	7,004	7,446	7,483
Income tax expense	1,543	1,494	1,664	1,700
Net income available to common shareholders	$5,214	5,510	5,782	5,783
Earnings per common share
Basic	$0.71	0.75	0.78	0.78
Diluted	$0.67	0.71	0.75	0.75
Weighted average common shares outstanding
Basic	7,336,839	7,370,709	7,400,174	7,427,902
Diluted	7,726,885	7,751,146	7,746,205	7,725,661

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

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2020 and is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2020 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

In response to this Item, the information required by Item 201(d) is contained in Item 5 of this report. The other information required by this item is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2020 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2020 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2020 and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements
		The following consolidated financial statements are located in Item 8 of this report.
		Management’s Report on Internal Control Over Financial Reporting
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of December 31, 2019 and 2018
		Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
		Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017
		Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
		Notes to the Consolidated Financial Statements
	(2)	Financial Statement Schedules
		These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.
	(3)	Exhibits
		See the “Exhibit Index” immediately following the signature page of this report.

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed on July 27, 1999, File No. 333-83851).

3.2	Amended and Restated Bylaws dated March 18, 2008 (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-K filed March 24, 2008).

4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form SB-2, File No. 333-83851).

4.3	Indenture dated as of September 30, 2019 between Southern First Bancshares, Inc. and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 30, 2019).

4.4	Form of 4.75% Fixed-to-Floating Subordinated Note due 2029 of Southern First Bancshares, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on September 30, 2019).

4.5	Form of Global 4.75% Fixed-to-Floating Subordinated Note due 2029 of Southern First Bancshares, Inc. (incorporated by reference to the Exhibit 2 to Exhibit 4.1 of the Company’s Form 8-K filed on September 30, 2019).

10.1	2000 Greenville First Bancshares, Inc. Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-QSB for the period ended March 31, 2000).*

10.2	First Amendment to the Southern First Bancshares 2000 Stock Incentive Plan, adopted October 21, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed for the period ended September 30, 2008).*

10.3	Southern First Bancshares, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed April 6, 2010).*

10.4	Amendment to Southern First Bancshares, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 15, 2014).*

10.5	Amendment to Southern First Bancshares, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 14, 2015).*

10.6	Form of Award Agreement for Stock Options (incorporated by reference to Exhibit 4.6 of the Company’s Form S-8 filed on August 12, 2010).*

10.7	Form of Award Agreement for Restricted Stock (incorporated by reference to Exhibit 4.7 of the Company’s Form S-8 filed on August 12, 2010).*

10.8	Sublease Agreement between Greenville First Bank, N.A. and Augusta Road Holdings, LLC dated February 26, 2004 (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-QSB for the period ended June 30, 2004).

10.9	Bonaventure I Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended September 30, 2005).

10.10	First Amendment to Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the period ended September 30, 2005).

10.11	R. Arthur Seaver, Jr. Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed October 3, 2013).*

10.12	F. Justin Strickland Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed October 3, 2013).*

10.13	Michael D. Dowling Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed October 3, 2013).*

10.14	Form of Split Dollar Agreement between certain executives and Southern First Bancshares, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 18, 2009).*

10.15	Form of Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 23, 2008).*

10.16	Form of First Amendment to Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed December 23, 2008).*

10.17	Michael D. Dowling Salary Continuation Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 3, 2013).*

10.18	F. Justin Strickland First Amendment to Salary Continuation Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 3, 2013).*

10.19	R. Arthur Seaver, Jr. Second Amendment to Salary Continuation Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed October 3, 2013).*

10.20	Southern First Bancshares, Inc. 2016 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 12, 2016).*

10.21	Form of Award Agreement for Stock Options (incorporated by reference to Exhibit 4.6 of the Company’s Form S-8 filed on August 18, 2016).*

10.22	Form of Award Agreement for Restricted Stock (incorporated by reference to Exhibit 4.7 of the Company’s Form S-8 filed on August 18, 2016).*

10.23	Loan and Security Agreement, dated as of June 30, 2017, by and between Southern First Bancshares, Inc. and CenterState Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 3, 2017).

10.24	Promissory Note, dated as of June 30, 2017, by and between Southern First Bancshares, Inc. and CenterState Bank, National Association (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 3, 2017).

10.25	Pledge Agreement, dated as of June 30, 2017, by and between Southern First Bancshares, Inc. and CenterState Bank, National Association (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on July 3, 2017).

10.26	Amendment dated as of January 31, 2019 to R. Arthur Seaver, Jr. Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 6, 2019).*

10.27	Amendment dated as of January 31, 2019 to F. Justin Strickland Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 6, 2019).*

10.28	Amendment dated as of January 31, 2019 to Michael D. Dowlling Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on February 6, 2019).*

10.29	Development Services Agreement dated as of April 9, 2019 between Southern First Bank and Cothran Properties, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 2, 2019).

10.30	Form of Subordinated Note Purchase Agreement dated as of September 30, 2019 by and among Southern First Bancshares, Inc. and certain qualified institutional buyers and accredited investors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 30, 2019).

10.31	Form of Registration Rights Agreement dated as of September 30, 2019 by and among Southern First Bancshares, Inc. and certain qualified institutional buyers and accredited investors (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 30, 2019).

10.32	Consulting Agreement dated as of January 23, 2020 between Southern First Bancshares, Inc., Southern First Bank, and F. Justin Strickland (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 23, 2020).*

10.33	General Waiver and Release Agreement dated as of January 23, 2020 between Southern First Bank and F. Justin Strickland (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 23, 2020).*

21	Subsidiaries.

23	Consent of Independent Public Accountants.

24	Power of Attorney (contained herein as part of the signature pages).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2019, 2018, and 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017, and (iv) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.

Date:	March 2, 2020	By:	/s/ R. Arthur Seaver, Jr.
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

Signature	Title	Date

/s/ R. Arthur Seaver, Jr.	Director, Chief Executive Officer	March 2, 2020
R. Arthur Seaver, Jr.	(Principal Executive Officer)

/s/ Michael D. Dowling	Chief Financial Officer, Chief Operating Officer	March 2, 2020
Michael D. Dowling	(Principal Financial and Accounting Officer)

/s/ Andrew B. Cajka, Jr.	Director	March 2, 2020
Andrew B. Cajka, Jr.

/s/ Mark A. Cothran	Director	March 2, 2020
Mark A. Cothran

/s/ Leighton M. Cubbage	Director	March 2, 2020
Leighton M. Cubbage

/s/ David G. Ellison	Director	March 2, 2020
David G. Ellison

/s/ Anne S. Ellefson	Director	March 2, 2020
Anne S. Ellefson

/s/ Fred Gilmer, Jr.	Director	March 2, 2020
Fred Gilmer, Jr.

/s/ Tecumseh Hooper, Jr.	Director	March 2, 2020
Tecumseh Hooper, Jr.

/s/ Rudolph G. Johnstone, III M.D.	Director	March 2, 2020
Rudolph G. Johnstone, III, M.D.

/s/ Anna T. Locke	Director	March 2, 2020
Anna T. Locke

/s/ James B. Orders, III	Director, Chairman	March 2, 2020
James B. Orders, III