Form 10-Q
period 2020-03-31
SOUTHERN FIRST BANCSHARES INC
filed 2020-04-28
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,717,582 shares of common stock, par value $0.01 per share, were issued and outstanding as of April 28, 2020.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
March 31, 2020 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except share data)	2020	2019
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$17,521	19,196
Federal funds sold	40,277	89,256
Interest-bearing deposits with banks	83,314	19,364
Total cash and cash equivalents	141,112	127,816
Investment securities:
Investment securities available for sale	70,507	67,694
Other investments	5,341	6,948
Total investment securities	75,848	74,642
Mortgage loans held for sale	34,948	27,046
Loans	2,030,261	1,943,525
Less allowance for loan losses	(22,462)	(16,642)
Loans, net	2,007,799	1,926,883
Bank owned life insurance	40,281	40,011
Property and equipment, net	58,656	58,478
Deferred income taxes	4,087	4,275
Other assets	9,518	8,044
Total assets	$2,372,249	2,267,195
LIABILITIES
Deposits	$2,025,698	1,876,124
Federal Home Loan Bank advances and other borrowings	65,000	110,000
Subordinated debentures	35,917	35,890
Other liabilities	35,159	39,321
Total liabilities	2,161,774	2,061,335
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 7,717,582 and 7,672,678 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	77	77
Nonvested restricted stock	(1,105)	(803)
Additional paid-in capital	107,529	106,152
Accumulated other comprehensive income (loss)	410	(298)
Retained earnings	103,564	100,732
Total shareholders’ equity	210,475	205,860
Total liabilities and shareholders’ equity	$2,372,249	2,267,195

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months
	ended March 31,
(dollars in thousands, except share data)	2020	2019
Interest income
Loans	$23,367	20,889
Investment securities	396	549
Federal funds sold and interest-bearing deposits with banks	103	174
Total interest income	23,866	21,612
Interest expense
Deposits	5,174	5,375
Borrowings	594	419
Total interest expense	5,768	5,794
Net interest income	18,098	15,818
Provision for loan losses	6,000	300
Net interest income after provision for loan losses	12,098	15,518
Noninterest income
Mortgage banking income	2,668	1,857
Service fees on deposit accounts	262	265
ATM and debit card income	398	380
Income from bank owned life insurance	270	216
Other income	318	276
Total noninterest income	3,916	2,994
Noninterest expenses
Compensation and benefits	7,871	6,783
Occupancy	1,536	1,339
Outside service and data processing costs	1,192	960
Insurance	320	318
Professional fees	497	439
Marketing	258	260
Other	698	549
Total noninterest expenses	12,372	10,648
Income before income tax expense	3,642	7,864
Income tax expense	810	1,855
Net income available to common shareholders	$2,832	6,009
Earnings per common share
Basic	$0.37	0.81
Diluted	0.36	0.78
Weighted average common shares outstanding
Basic	7,678,598	7,459,342
Diluted	7,827,173	7,741,860

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months
	ended March 31,
(dollars in thousands)	2020	2019
Net income	$2,832	6,009
Other comprehensive income:
Unrealized gain on securities available for sale:
Unrealized holding gain arising during the period, pretax	895	684
Tax expense	(187)	(143)
Reclassification of realized gain	-	(4)
Tax expense	-	1
Other comprehensive income	708	538
Comprehensive income	$3,540	6,547

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

							Accumulated
					Nonvested	Additional	other
	Common stock		Preferred stock		restricted	paid-in	comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	loss	earnings	Total
December 31, 2018	7,466,481	75	-	-	(741)	102,625	(917)	72,874	173,916
Net income	-	-	-	-	-	-	-	6,009	6,009
Proceeds from exercise of stock options	28,455	-	-	-	-	322	-	-	322
Issuance of restricted stock	10,700	-	-	-	(347)	347	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	95	-	-	-	95
Compensation expense related to stock options, net of tax	-	-	-	-	-	306	-	-	306
Other comprehensive income	-	-	-	-	-	-	538	-	538

March 31, 2019	7,505,636	$75	-	$-	$(993)	$103,600	$(379)	$78,883	$181,186
December 31, 2019	7,672,678	77	-	-	(803)	106,152	(298)	100,732	205,860
Net income	-	-	-	-	-	-	-	2,832	2,832
Proceeds from exercise of stock options	35,404	-	-	-	-	741	-	-	741
Issuance of restricted stock	9,500	-	-	-	(406)	406	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	104	-	-	-	104
Compensation expense related to stock options, net of tax	-	-	-	-	-	230	-	-	230
Other comprehensive income	-	-	-	-	-	-	708	-	708

March 31, 2020	7,717,582	$77	-	$-	$(1,105)	$107,529	$410	$103,564	$210,475

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
		March 31,
(dollars in thousands)	2020	2019
Operating activities
Net income	$2,832	6,009
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Provision for loan losses	6,000	300
Depreciation and other amortization	549	453
Accretion and amortization of securities discounts and premium, net	116	83
Net change in operating leases	55	447
Compensation expense related to stock options and restricted stock grants	334	401
Gain on sale of loans held for sale	(2,778)	(1,775)
Loans originated and held for sale	(95,423)	(55,178)
Proceeds from sale of loans held for sale	90,299	56,801
Increase in cash surrender value of bank owned life insurance	(270)	(216)
Decrease in deferred tax asset	-	1
Increase in other assets, net	(1,490)	(400)
Increase (decrease) in other liabilities	(3,782)	5,978
Net cash provided by (used for) operating activities	(3,558)	12,904
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(86,916)	(56,643)
Purchase of property and equipment	(1,119)	(266)
Purchase of investment securities:
Available for sale	(6,302)	-
Payments and maturities, calls and repayments of investment securities:
Available for sale	4,269	2,205
Other investments	1,607	812
Net cash used for investing activities	(88,461)	(53,892)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	149,574	110,099
Decrease in Federal Home Loan Bank advances and other borrowings, net	(45,000)	(25,000)
Proceeds from the exercise of stock options and warrants	741	322
Net cash provided by financing activities	105,315	85,421
Net increase in cash and cash equivalents	13,296	44,433
Cash and cash equivalents at beginning of the period	127,816	72,873
Cash and cash equivalents at end of the period	$141,112	117,306
Supplemental information
Cash paid for
Interest	$7,103	5,570
Income taxes	-	-
Schedule of non-cash transactions
Unrealized gain on securities, net of income taxes	708	541
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	15,395

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Nature of Business and Basis of Presentation

Business Activity
Southern First Bancshares, Inc. (the “Company”) is a South Carolina corporation that owns all of the capital stock of Southern First Bank (the “Bank”) and all of the stock of Greenville First Statutory Trusts I and II (collectively, the “Trusts”). The Trusts are special purpose non-consolidated entities organized for the sole purpose of issuing trust preferred securities. The Bank's primary federal regulator is the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is also regulated and examined by the South Carolina Board of Financial Institutions. The Bank is primarily engaged in the business of accepting demand deposits and savings deposits insured by the FDIC, and providing commercial, consumer and mortgage loans to the general public.

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

Risks and Uncertainties
In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in China, and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely restricted the level of economic activity in the Bank’s markets. In response to the COVID-19 pandemic, the governments of the states in which the Bank has retail offices, and of most other states, have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential.

The impact of the COVID-19 pandemic is fluid and continues to evolve, adversely affecting many of the Bank’s clients. The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets, and has had an adverse effect on the Company’s business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our clients, employees and vendors.

The Company’s business, financial condition and results of operations generally rely upon the ability of the Bank’s borrowers to repay their loans, the value of collateral underlying the Bank’s secured loans, and demand for loans and other products and services the Bank offers, which are highly dependent on the business environment in the Bank’s primary markets where it operates and in the United States as a whole.

On March 3, 2020, the Federal Reserve reduced the target federal funds rate by 50 basis points, followed by an additional reduction of 100 basis points on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company’s financial condition and results of operations. As a result of the spread of COVID-19, economic uncertainties have arisen which are likely to negatively impact net interest income, provision for loan losses, and noninterest income. Other financial impact could occur though such potential impact is unknown at this time.

As of March 31, 2020, the Company and Bank capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

The Company maintains access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the subsidiary bank. As of April 21, 2020, the entire $15.0 million line was being utilized by the Company.

As of March 31, 2020, over 400 of our clients had requested loan payment deferrals or payments of interest only on loans totaling $380.2 million, of which 93.3% were commercial loans. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings (“TDRs”) unless the borrower was previously experiencing financial difficulty; however, three client relationships, with loans totaling $2.9 million, were granted short-term loan modifications which were considered TDRs due to the client experiencing financial difficulty prior to the pandemic.

In addition, the risk-rating on COVID-19 modified loans did not change, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. The credit quality of these loans will be reevaluated after the deferral period ends. The table below provides a breakdown of loan modification requests due to the COVID-19 pandemic by type of concession.

			March 31, 2020
(dollars in thousands)	# Loans	Amount	% of Total Portfolio
Payment deferrals	252	$208,555	10.3%
Interest only	170	168,723	8.3%
Financial difficulty (TDR)	6	2,925	0.1%
	428	$380,203	18.7%

Through April 21, 2020, we have modified more than 750 loans totaling $591.8 million which remain predominately in the commercial loan categories.

While most industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic, we have identified nine loan categories considered to be “at-risk” of significant impact. The table below identifies these segments as well as the outstanding, committed and modified loan balances for each industry.

	March 31, 2020
				% of
		% of Total	Total	Committed	Total
	Balance	Loans	Committed	Balance	Modified
(dollars in thousands)	Outstanding	Outstanding	Balance	Outstanding	Balance	% Modified
Religious organizations	$56,306	2.8%	$88,422	63.6%	$1,539	2.7%
Entertainment facilities	4,605	0.2%	9,464	48.7%	255	5.5%
Hotels	82,227	4.1%	104,155	78.9%	6,050	7.4%
Personal care businesses	1,349	0.1%	1,385	97.4%	137	10.2%
Restaurants	48,352	2.4%	53,526	90.3%	3,673	7.6%
Sports facilities	22,229	1.1%	22,882	97.1%	683	3.1%
Travel related businesses	3,328	0.2%	4,085	81.5%	555	16.7%
Private healthcare facilities	36,462	1.8%	41,899	87.0%	12,531	34.4%
Non-essential retail	154,450	7.6%	160,702	96.1%	13,843	9.0%
Total	$409,308	20.2%	$486,520	84.1%	$39,266	9.6%

As of April 21, 2020, the total outstanding balance within these nine portfolios was $413.4 million with approximately 48% of the balances having been modified.

We continue to monitor unfunded commitments through the pandemic, including home equity lines of credit, for evidence of increased credit exposure as borrowers utilize these lines for liquidity purposes.

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

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	March 31, 2020
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$500	-	1	499
SBA securities	519	-	18	501
State and political subdivisions	9,385	295	1	9,679
Asset-backed securities	12,929	-	643	12,286
Mortgage-backed securities
FHLMC	10,034	270	4	10,300
FNMA	33,057	702	135	33,624
GNMA	3,565	53	-	3,618
Total mortgage-backed securities	46,656	1,025	139	47,542
Total investment securities available for sale	$69,989	1,320	802	70,507

	December 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$500	-	1	499
SBA securities	550	-	19	531
State and political subdivisions	4,205	3	24	4,184
Asset-backed securities	13,351	-	184	13,167
Mortgage-backed securities
FHLMC	10,609	14	15	10,608
FNMA	35,275	34	169	35,140
GNMA	3,581	5	21	3,565
Total mortgage-backed securities	49,465	53	205	49,313
Total	$68,071	56	433	67,694

Contractual maturities and yields on the Company’s investment securities at March 31, 2020 and December 31, 2019 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2020
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	499	1.11%	-	-	-	-	499	1.11%
SBA securities	-	-	-	-	-	-	501	2.39%	501	2.39%
State and political subdivisions	-	-	-	-	972	2.65%	8,707	2.86%	9,679	2.84%
Asset-backed securities	-	-	-	-	1,402	2.22%	10,884	2.45%	12,286	2.43%
Mortgage-backed securities	-	-	3,224	1.80%	8,263	2.05%	36,055	2.34%	47,542	2.25%
Total	$-	-	3,723	1.71%	10,637	2.13%	56,147	2.44%	70,507	2.36%

	December 31, 2019
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	499	1.97%	-	-	-	-	499	1.97%
SBA securities	-	-	-	-	-	-	531	2.62%	531	2.62%
State and political subdivisions	-	-	808	2.81%	1,283	2.96%	2,093	2.67%	4,184	2.79%
Asset-backed securities	-	-	-	-	1,493	2.34%	11,674	2.61%	13,167	2.58%
Mortgage-backed securities	-	-	3,368	1.78%	7,638	2.00%	38,307	2.24%	49,313	2.17%
Total	$-	-	4,675	1.98%	10,414	2.17%	52,605	2.34%	67,694	2.29%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at March 31, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2020
	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	1	$499	$1	-	$-	$-	1	$499	$1
SBA securities	-	-	-	1	501	18	1	501	18
State and political subdivisions	1	505	1	-	-	-	1	505	1
Asset-backed securities	5	5,489	365	5	6,797	278	10	12,286	643
Mortgage-backed securities
FHLMC	1	258	4	-	-	-	1	258	4
FNMA	-	-	-	4	2,778	135	4	2,778	135
Total	8	$6,751	$371	10	$10,076	$431	18	$16,827	$802

	December 31, 2019
	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	1	$499	$1	-	$-	$-	1	$499	$1
SBA securities	-	-	-	1	531	19	1	531	19
State and political subdivisions	2	2,093	24	-	-	-	2	2,093	24
Asset-backed securities	5	5,921	68	5	7,246	116	10	13,167	184
Mortgage-backed securities
FHLMC	4	3,842	2	4	2,323	13	8	6,165	15
FNMA	14	15,500	67	11	9,462	102	25	24,962	169
GNMA	2	2,240	6	1	734	15	3	2,974	21
Total	28	$30,095	$168	22	$20,296	$265	50	$50,391	$433

At March 31, 2020, the Company had eight individual investments with a fair market value of $6.8 million that were in an unrealized loss position for less than 12 months and ten individual investments with a fair market value of $10.1 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. The Company also considers other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions.

As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, the Company has concluded that these securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	March 31, 2020	December 31, 2019
Federal Home Loan Bank stock	$4,803	6,386
Other investments	135	159
Investment in Trust Preferred securities	403	403
Total other investments	$5,341	6,948

The Company has evaluated the Federal Home Loan Bank (“FHLB”) stock for impairment and determined that the investment in the FHLB stock is not other than temporarily impaired as of March 31, 2020 and that ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At March 31, 2020, mortgage loans held for sale totaled $34.9 million compared to $27.0 million at December 31, 2019. The $7.9 million increase in mortgage loans held for sale during the first quarter of 2020 was driven by an increase in volume of mortgage loans originated and sold in the favorable mortgage rate environment.

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

NOTE 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $3.6 million as of March 31, 2020 and $3.3 million as of December 31, 2019.

	March 31, 2020		December 31, 2019
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$422,124	20.8%	$407,851	21.0%
Non-owner occupied RE	534,846	26.3%	501,878	25.8%
Construction	74,758	3.7%	80,486	4.1%
Business	317,702	15.7%	308,123	15.9%
Total commercial loans	1,349,430	66.5%	1,298,338	66.8%
Consumer
Real estate	427,697	21.1%	398,245	20.5%
Home equity	183,099	9.0%	179,738	9.3%
Construction	45,240	2.2%	41,471	2.1%
Other	24,795	1.2%	25,733	1.3%
Total consumer loans	680,831	33.5%	645,187	33.2%
Total gross loans, net of deferred fees	2,030,261	100.0%	1,943,525	100.0%
Less—allowance for loan losses	(22,462)		(16,642)
Total loans, net	$2,007,799		$1,926,883

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

	March 31, 2020
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$35,613	143,626	242,885	422,124
Non-owner occupied RE	53,806	276,462	204,578	534,846
Construction	12,178	28,280	34,300	74,758
Business	86,055	151,281	80,366	317,702
Total commercial loans	187,652	599,649	562,129	1,349,430
Consumer
Real estate	15,969	74,920	336,808	427,697
Home equity	8,207	26,334	148,558	183,099
Construction	14,698	1,121	29,421	45,240
Other	5,696	14,763	4,336	24,795
Total consumer loans	44,570	117,138	519,123	680,831
Total gross loans, net of deferred fees	$232,222	716,787	1,081,252	2,030,261
Loans maturing after one year with:
Fixed interest rates				$1,425,015
Floating interest rates				373,024

	December 31, 2019
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$40,476	147,945	219,430	407,851
Non-owner occupied RE	55,187	267,879	178,812	501,878
Construction	31,035	19,278	30,173	80,486
Business	84,452	146,051	77,620	308,123
Total commercial loans	211,150	581,153	506,035	1,298,338
Consumer
Real estate	16,663	82,445	299,137	398,245
Home equity	9,921	25,828	143,989	179,738
Construction	13,405	1,222	26,844	41,471
Other	6,422	15,022	4,289	25,733
Total consumer	46,411	124,517	474,259	645,187
Total gross loan, net of deferred fees	$257,561	705,670	980,294	1,943,525
Loans maturing after one year with:
Fixed interest rates				$1,310,744
Floating interest rates				375,220

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

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

	March 31, 2020
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$419,978	531,119	74,758	315,562	1,341,417
30-59 days past due	1,595	3,275	-	1,909	6,779
60-89 days past due	-	264	-	-	264
Greater than 90 Days	551	188	-	231	970
	$422,124	534,846	74,758	317,702	1,349,430

	December 31, 2019
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Current	$406,594	501,676	80,486	307,710	1,296,466
30-59 days past due	706	151	-	178	1,035
60-89 days past due	-	-	-	-	-
Greater than 90 Days	551	51	-	235	837
	$407,851	501,878	80,486	308,123	1,298,338

As of March 31, 2020 and December 31, 2019, loans 30 days or more past due represented 0.60% and 0.23% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.39% and 0.10% of the Company’s total loan portfolio as of March 31, 2020 and December 31, 2019, respectively.

The tables below provide a breakdown of outstanding commercial loans by risk category.

	March 31, 2020
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$418,504	525,927	74,758	310,953	1,330,142
Special mention	1,321	865	-	3,271	5,457
Substandard	2,299	8,054	-	3,478	13,831
Doubtful	-	-	-	-	-
	$422,124	534,846	74,758	317,702	1,349,430

	December 31, 2019
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Pass	$404,237	492,941	80,486	301,504	1,279,168
Special mention	1,312	744	-	3,108	5,164
Substandard	2,302	8,193	-	3,511	14,006
Doubtful	-	-	-	-	-
	$407,851	501,878	80,486	308,123	1,298,338

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

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

	March 31, 2020
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$426,127	180,486	45,240	24,790	676,643
30-59 days past due	559	1,527	-	5	2,091
60-89 days past due	-	886	-	-	886
Greater than 90 Days	1,011	200	-	-	1,211
	$427,697	183,099	45,240	24,795	680,831

	December 31, 2019
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$396,445	179,051	41,471	25,650	642,617
30-59 days past due	799	369	-	83	1,251
60-89 days past due	-	118	-	-	118
Greater than 90 Days	1,001	200	-	-	1,201
	$398,245	179,738	41,471	25,733	645,187

Consumer loans 30 days or more past due were 0.21% and 0.13% of total loans as of March 31, 2020 and December 31, 2019, respectively.

The tables below provide a breakdown of outstanding consumer loans by risk category.

	March 31, 2020
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$420,588	178,520	45,240	24,487	668,835
Special mention	3,717	1,097	-	242	5,056
Substandard	3,392	3,482	-	66	6,940
Doubtful	-	-	-	-	-
	$427,697	183,099	45,240	24,795	680,831

	December 31, 2019
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$392,572	176,532	41,471	25,421	635,996
Special mention	2,267	775	-	261	3,303
Substandard	3,406	2,431	-	51	5,888
Doubtful	-	-	-	-	-
	$398,245	179,738	41,471	25,733	645,187

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

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	March 31, 2020	December 31, 2019
Commercial
Owner occupied RE	$-	-
Non-owner occupied RE	3,268	188
Construction	-	-
Business	231	235
Consumer
Real estate	1,821	1,829
Home equity	427	431
Construction	-	-
Other	-	-
Nonaccruing troubled debt restructurings	4,186	4,111
Total nonaccrual loans, including nonaccruing TDRs	9,933	6,794
Other real estate owned	-	-
Total nonperforming assets	$9,933	6,794
Nonperforming assets as a percentage of:
Total assets	0.42%	0.30%
Gross loans	0.49%	0.35%
Total loans over 90 days past due	$2,181	2,038
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	7,939	5,219

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

		March 31, 2020
		Recorded investment
			Impaired loans	Impaired loans
	Unpaid		with no related	with related	Related
	Principal	Impaired	allowance for	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses	loan losses
Commercial
Owner occupied RE	$2,787	2,722	2,268	454	76
Non-owner occupied RE	7,586	7,085	5,485	1,600	486
Construction	-	-	-	-	-
Business	2,628	2,539	540	1,999	824
Total commercial	13,001	12,346	8,293	4,053	1,386
Consumer
Real estate	3,036	3,030	1,966	1,064	362
Home equity	2,403	2,352	2,174	178	65
Construction	-	-	-	-	-
Other	144	144	-	144	15
Total consumer	5,583	5,526	4,140	1,386	442
Total	$18,584	17,872	12,433	5,439	1,828

		December 31, 2019
		Recorded investment
			Impaired loans	Impaired loans
	Unpaid		with no related	with related	Related
	Principal	Impaired	allowance for	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses	loan losses
Commercial
Owner occupied RE	$2,791	2,726	2,270	456	75
Non-owner occupied RE	4,512	4,051	2,419	1,632	465
Construction	-	-	-	-	-
Business	1,620	1,531	558	973	452
Total commercial	8,923	8,308	5,247	3,061	992
Consumer
Real estate	2,727	2,720	1,638	1,082	364
Home equity	885	838	459	379	66
Construction	-	-	-	-	-
Other	147	147	-	147	16
Total consumer	3,759	3,705	2,097	1,608	446
Total	$12,682	12,013	7,344	4,669	1,438

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended		Three months ended		Year ended
	March 31, 2020		March 31, 2019		December 31, 2019
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$2,725	18	2,757	30	2,739	128
Non-owner occupied RE	7,108	62	2,977	49	4,161	255
Construction	-	-	-	-	-	-
Business	2,553	28	2,567	40	1,582	79
Total commercial	12,386	108	8,301	119	8,482	462
Consumer
Real estate	3,036	26	2,761	25	2,771	131
Home equity	2,355	12	1,677	30	853	42
Construction	-	-	-	-	-	-
Other	145	1	157	1	153	5
Total consumer	5,536	39	4,595	56	3,777	178
Total	$17,922	147	12,896	175	12,259	640

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

The following table summarizes the activity related to the allowance for loan losses by commercial and consumer portfolio segments:

	Three months ended March 31, 2020
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,835	4,304	541	3,692	3,278	1,447	268	277	16,642
Provision for loan losses	1,170	1,711	153	1,006	1,326	381	147	106	6,000
Loan charge-offs	-	(221)	-	-	-	-	-	(45)	(266)
Loan recoveries	-	-	-	16	2	68	-	-	86
Net loan charge-offs	-	(221)	-	16	2	68	-	(45)	(180)
Balance, end of period	$4,005	5,794	694	4,714	4,606	1,896	415	338	22,462
Net charge-offs to average loans (annualized)									0.04%
Allowance for loan losses to gross loans									1.11%
Allowance for loan losses to nonperforming loans									226.14%

	Three months ended March 31, 2019
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,726	3,811	615	3,616	3,081	1,348	275	290	15,762
Provision for loan losses	57	74	(43)	171	(56)	61	7	29	300
Loan charge-offs	-	-	-	-	-	-	-	(41)	(41)
Loan recoveries	-	1	-	9	16	1	-	3	30
Net loan charge-offs	-	1	-	9	16	1	-	(38)	(11)
Balance, end of period	$2,783	3,886	572	3,796	3,041	1,410	282	281	16,051
Net charge-offs to average loans (annualized)									0.00%
Allowance for loan losses to gross loans									0.93%
Allowance for loan losses to nonperforming loans									265.35%

The following table disaggregates the allowance for loan losses and recorded investment in loans by impairment methodology.

	March 31, 2020
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,386	442	1,828	12,346	5,526	17,872
Collectively evaluated	13,822	6,812	20,634	1,337,084	675,305	2,012,389
Total	$15,208	7,254	22,462	1,349,430	680,831	2,030,261

	December 31, 2019
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$992	446	1,438	8,308	3,705	12,013
Collectively evaluated	10,380	4,824	15,204	1,290,030	641,482	1,931,512
Total	$11,372	5,270	16,642	1,298,338	645,187	1,943,525

NOTE 5 – Troubled Debt Restructurings

At March 31, 2020, the Company had 24 loans totaling $12.1 million compared to 19 loans totaling $9.3 million at December 31, 2019, which were considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of the workout plan for individual loan relationships, the Company may restructure loan terms to assist borrowers facing financial challenges in the current economic environment. In accordance with interagency guidance, short term deferrals granted due to the COVID-19 pandemic are not considered TDRs unless the borrower was experiencing financial difficulty prior to the pandemic; however, three client relationships, with loans totaling $2.9 million, were granted short-term loan modifications which were considered TDRs due to the client experiencing financial difficulty prior to the pandemic.

The following table summarizes the concession at the time of modification and the recorded investment in the Company’s TDRs before and after their modification for the three months ended March 31, 2020. There were no loans determined to be a TDR during the three months ended March 31, 2019.

				For the three months ended March 31, 2020
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Business	1				1	$1,037	$1,037
Consumer
Real estate	1				1	322	322
Home equity	3	-	-	-	3	1,522	1,522
Total loans	5	-	-	-	5	$2,881	$2,881

As of March 31, 2020 and 2019, there were no loans modified as a TDR for which there was a payment default (60 days past due) within 12 months of the restructuring date.

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

The following table summarizes the Company’s outstanding financial derivative instruments at March 31, 2020 and December 31, 2019.

	March 31, 2020
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$109,337	Other assets	$1,649
MBS forward sales commitments	63,000	Other liabilities	(1,087)
Total derivative financial instruments	$172,337		$562

	December 31, 2019
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$26,446	Other assets	$344
MBS forward sales commitments	20,500	Other liabilities	(39)
Total derivative financial instruments	$46,946		$305

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 14 of the Company’s 2019 Annual Report on Form 10-K. The Company’s loan portfolio is initially fair valued using a segmented approach, using the eight categories of loans as disclosed in Note 4 – Loans and Allowance for Loan Losses. Loans are considered a Level 3 classification.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

	March 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$-	499	-	499
SBA securities	-	501	-	501
State and political subdivisions	-	9,679	-	9,679
Asset-backed securities	-	12,286	-	12,286
Mortgage-backed securities	-	47,542	-	47,542
Mortgage loans held for sale	-	34,948	-	34,948
Mortgage loan interest rate lock commitments	-	1,649	-	1,649
Total assets measured at fair value on a recurring basis	$-	107,104	-	107,104

Liabilities
MBS forward sales commitments	$-	1,087	-	1,087
Total liabilities measured at fair value on a recurring basis	$-	1,087	-	1,087

	December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	499	-	499
SBA securities	-	531	-	531
State and political subdivisions	-	4,184	-	4,184
Asset-backed securities	-	13,167	-	13,167
Mortgage-backed securities	-	49,313	-	49,313
Mortgage loans held for sale	-	27,046	-	27,046
Mortgage loan interest rate lock commitments	-	344	-	344
Total assets measured at fair value on a recurring basis	$-	95,084	-	95,084

Liabilities
MBS forward sales commitments	$-	39	-	39
Total liabilities measured at fair value on a recurring basis	$-	39	-	39

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2020 and December 31, 2019.

	As of March 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	10,552	5,492	16,044
Total assets measured at fair value on a nonrecurring basis	$-	10,552	5,492	16,044

	As of December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	5,634	4,941	10,575
Total assets measured at fair value on a nonrecurring basis	$-	5,634	4,941	10,575

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

The estimated fair values of the Company’s financial instruments at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$5,341	5,341	-	-	5,341
Loans[1]	1,989,927	1,942,206	-	-	1,942,206
Financial Liabilities:
Deposits	2,025,698	1,947,258	-	1,947,258	-
FHLB and other borrowings	65,000	65,021	-	65,021	-
Subordinated debentures	35,917	31,989	-	31,989	-

	December 31, 2019
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$6,948	6,948	-	-	6,948
Loans[1]	1,914,870	1,900,216	-	-	1,900,216
Financial Liabilities:
Deposits	1,876,124	1,772,121	-	1,772,121	-
FHLB and other borrowings	110,000	109,737	-	109,737	-
Subordinated debentures	35,890	33,250	-	33,250	-

1 Carrying amount is net of the allowance for loan losses and previously presented impaired loans.

NOTE 8 – Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”. As of March 31, 2020, we lease seven of our offices under various operating lease agreements. The lease agreements have maturity dates ranging from February 2022 to October 2029, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 7.78 years as of March 31, 2020.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered in to. The weighted average discount rate for leases was 2.86% as of March 31, 2020.

The total operating lease costs were $596,000 and $528,000 for the three months ended March 31, 2020 and 2019, respectively. The ROU asset, included in property and equipment, and lease liabilities, included in other liabilities, were $19.1 million and $19.7 million as of March 31, 2020, respectively, compared to $19.5 million and $20.1 million as of December 31, 2019, respectively. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.

Maturities of lease liabilities as of March 31, 2020 were as follows:

(dollars in thousands)	Operating Leases
2020	$1,581
2021	2,152
2022	1,400
2023	1,273
2024	1,305
Thereafter	17,405
Total undiscounted lease payments	25,116
Discount effect of cash flows	5,407
Total lease liability	$19,709

NOTE 9 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three-month periods ended March 31, 2020 and 2019. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at March 31, 2020. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At March 31, 2020 and 2019, there were 288,053 and 271,034 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended March 31,
(dollars in thousands, except share data)	2020	2019
Numerator:
Net income available to common shareholders	$2,832	6,009
Denominator:
Weighted-average common shares outstanding – basic	7,678,598	7,459,342
Common stock equivalents	148,575	282,518
Weighted-average common shares outstanding – diluted	7,827,173	7,741,860
Earnings per common share:
Basic	$0.37	0.81
Diluted	$0.36	0.78

NOTE 10 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The three segments include Commercial and Retail Banking, Mortgage Banking, and Corporate. The following schedule presents financial information for each reportable segment.

	Three months ended March 31, 2020					Three months ended March 31, 2019
(dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Corporate	Elimin- ations	Consol- idated	Commercial and Retail Banking	Mortgage Banking	Corporate	Elimin- ation	Consol- idated
Interest income	$23,670	196	4	(4)	23,866	$21,519	93	3	(3)	21,612
Interest expense	5,333	-	439	(4)	5,768	5,631	-	166	(3)	5,794
Net interest income (loss)	18,337	196	(435)	-	18,098	15,888	93	(163)	-	15,818
Provision for loan losses	6,000	-	-	-	6,000	300	-	-	-	300
Noninterest income	1,248	2,668	-	-	3,916	1,137	1,857	-	-	2,994
Noninterest expense	10,499	1,807	66	-	12,372	9,465	1,123	60	-	10,648
Net income (loss) before taxes	3,086	1,057	(501)	-	3,642	7,260	827	(223)	-	7,864
Income tax provision (benefit)	693	222	(105)	-	810	1,728	174	(47)	-	1,855
Net income (loss)	$2,393	835	(396)	-	2,832	$5,532	653	(176)	-	6,009
Total assets	$2,335,160	36,577	246,424	(245,912)	2,372,249	$2,002,957	11,003	194,671	(194,205)	2,014,426

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three month period ended March 31, 2020 as compared to the three month period ended March 31, 2019 and assesses our financial condition as of March 31, 2020 as compared to December 31, 2019. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2019 included in our Annual Report on Form 10-K for that period. Results for the three month period ended March 31, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or any future period.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” or similar references mean Southern First Bancshares, Inc. and its subsidiaries.

CAUTIONARY WARNING REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operations, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described under Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as the following:

●	Restrictions or conditions imposed by our regulators on our operations;
●	Increases in competitive pressure in the banking and financial services industries;
●	Changes in access to funding or increased regulatory requirements with regard to funding;

●	Changes in deposit flows;
●	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
●	Credit losses due to loan concentration;
●	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
●	Our ability to successfully execute our business strategy;
●	Our ability to attract and retain key personnel;
●	The success and costs of our expansion into the Greensboro, North Carolina, Raleigh, North Carolina and Atlanta, Georgia markets and into potential new markets;
●	Changes in the interest rate environment which could reduce anticipated or actual margins;
●	Changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including, but not limited to, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act;
●	Changes in economic conditions in the United States and the strength of the local economies in which we conduct our operations, including, but not limited to, due to the negative impacts and disruptions resulting from the recent outbreak of COVID-19 on the economies and communities we serve, which may have an adverse impact on our business, operations and performance, and could have a negative impact on our credit portfolio, share price, borrowers, and on the economy as a whole, both domestically and globally;
●	Changes occurring in business conditions and inflation;
●	Increased cybersecurity risk, including potential business disruptions or financial losses;
●	Changes in technology;
●	The adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
●	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
●	Changes in monetary and tax policies;
●	The rate of delinquencies and amounts of loans charged-off;
●	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
●	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;
●	Adverse changes in asset quality and resulting credit risk-related losses and expenses;
●	Changes in accounting policies, practices or guidelines;
●	Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed;
●	The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, including the potential effects of coronavirus on trade (including supply chains and export levels, travel, employee activity and other economic activities), war or terrorist activities, essential utility outages or trade disputes and related tariffs; and
●	Other risks and uncertainties detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A of this Quarterly Report on Form 10-Q, and from time to time in our other filings with the SEC.

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements.

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

At March 31, 2020, we had total assets of $2.37 billion, a 4.6% increase from total assets of $2.27 billion at December 31, 2019. The largest components of our total assets are loans which were $2.03 billion and $1.94 billion at March 31, 2020 and December 31, 2019, respectively. Our liabilities and shareholders’ equity at March 31, 2020 totaled $2.16 billion and $210.5 million, respectively, compared to liabilities of $2.06 billion and shareholders’ equity of $205.9 million at December 31, 2019. The principal component of our liabilities is deposits which were $2.03 billion and $1.88 billion at March 31, 2020 and December 31, 2019, respectively.

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

Our net income to common shareholders was $2.8 million and $6.0 million for the three months ended March 31, 2020 and 2019, respectively. Diluted earnings per share (“EPS”) was $0.36 for the first quarter of 2020 as compared to $0.78 for the same period in 2019. The decrease in net income resulted primarily from a $5.7 million increase in loan loss provision recorded in the first quarter of 2020 compared to the same period in 2019, partially offset by a $2.3 million increase in net interest income and a $922,000 increase in noninterest income.

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

RECENT EVENTS – COVID-19 PANDEMIC

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in China, and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely restricted the level of economic activity in our markets. In response to the COVID-19 pandemic, the governments of the states in which we have retail offices, and of most other states, have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential.

The impact of the COVID-19 pandemic is fluid and continues to evolve, adversely affecting many of the Bank’s clients. The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets, and has had an adverse effect on our business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole. The COVID-19 pandemic has begun to have a significant impact on our business and operations. As part of our efforts to exercise social distancing, in March 2020, we closed all of our banking lobbies and are conducting most of our business at this time through drive-thru tellers and through electronic and online means. To support the health and well-being of our employees, approximately 70% of our workforce is working from home. We are focused on servicing the financial needs of our commercial and consumer clients with flexible loan payment arrangements, including short-term loan modifications or forbearance payments and reducing or waiving certain fees on deposit accounts. Future governmental actions may require these and other types of client-related responses.

At March 31, 2020, more than 400 clients, with aggregate outstanding loan principal balances of approximately $380.2 million, have been granted deferrals on loan payments. We are also a small business administration approved lender and have begun processing customer applications under the Paycheck Protection Program (“PPP”), established under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act.

At March 31, 2020, our non-performing assets were not yet materially impacted by the economic pressures of COVID-19. In addition, as we closely monitor credit risk and our exposure to increased loan losses resulting from the impact of COVID-19 on our commercial clients, we have identified nine portfolios considered to be “at-risk” of significant impact from the pandemic. For additional information on the nine identified portfolios, see Note 1 –Nature of Business and Basis of Presentation, in the accompanying condensed notes to consolidated financial statements included elsewhere in this report.

We are monitoring the impact of the COVID-19 pandemic on the operations and value of our investments. We mark to market our publicly traded investments and will review our investment portfolio for impairment at period end. Because of changing economic and market conditions affecting issuers, we may be required to recognize further impairments on the securities we hold as well as reductions in other comprehensive income. We cannot currently determine the ultimate impact of the pandemic on the long-term value of our portfolio.

As of March 31, 2020, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

We maintain access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the subsidiary bank.

RESULTS OF OPERATIONS

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $18.1 million for the three month period ended March 31, 2020, a 14.4% increase over net interest income of $15.8 million for the same period in 2019. In addition, our average earning assets increased 16.3%, or $296.6 million, during the first quarter of 2020 compared to the first quarter of 2019, while our interest-bearing liabilities increased by $210.7 million, or 15.2%, during the same period. The increase in average earning assets was primarily related to an increase in average loans, while the increase in average interest-bearing liabilities was primarily a result of an increase in interest-bearing deposits.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three month periods ended March 31, 2020 and 2019. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates
	For the Three Months Ended March 31,
			2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing
deposits with banks	$46,101	$103	0.90%	$30,656	$174	2.30%
Investment securities, taxable	66,640	381	2.30%	71,876	508	2.87%
Investment securities, nontaxable(2)	3,815	19	2.05%	5,427	53	3.98%
Loans(3)	2,003,554	23,367	4.69%	1,715,570	20,889	4.94%
Total interest-earning assets	2,120,110	23,870	4.53%	1,823,529	21,624	4.81%
Noninterest-earning assets	111,338			86,431
Total assets	$2,231,448			$1,909,960
Interest-bearing liabilities
NOW accounts	$227,688	168	0.30%	$186,070	86	0.19%
Savings & money market	956,588	3,369	1.42%	780,115	3,300	1.72%
Time deposits	329,664	1,637	2.00%	371,694	1,989	2.17%
Total interest-bearing deposits	1,513,940	5,174	1.37%	1,337,879	5,375	1.63%
FHLB advances and other borrowings	43,470	158	1.46%	31,302	256	3.32%
Subordinated debentures	35,900	436	4.88%	13,403	163	4.93%
Total interest-bearing liabilities	1,593,310	5,768	1.46%	1,382,584	5,794	1.70%
Noninterest-bearing liabilities	427,992			349,988
Shareholders’ equity	210,146			177,388
Total liabilities and shareholders’ equity	$2,231,448			$1,909,960
Net interest spread			3.07%			3.11%
Net interest income (tax equivalent) / margin		$18,102	3.43%		$15,830	3.52%
Less: tax-equivalent adjustment(2)		4			12
Net interest income		$18,098			$15,818
(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin, on a tax-equivalent basis (TE), was 3.43% for the three months ended March 31, 2020 compared to 3.52% for the first quarter of 2019. The nine basis point decrease in net interest margin (TE) was driven by the decreased yield on our interest-earning assets, partially offset by the decreased rates on our interest-bearing liabilities as compared to the prior year period. Our average interest-earning assets grew by $296.6 million during the first three months of 2020 as compared to the same period in 2019, while the average yield on these assets decreased by 28 basis points. In addition, our average interest-bearing liabilities grew by $210.7 million during the 2020 period while the rate on these liabilities decreased 24 basis points to 1.46% for the three months ended March 31, 2020.

The increase in average interest-earning assets for the three months ended March 31, 2020 as compared to the same period in 2019 related primarily to an increase of $288.0 million in our average loan balances. The 28 basis point decrease in yield during the same period was driven by a 25 basis point decrease in loan yield due to loans being originated or renewed at market rates which are lower than those in the past. The Federal Reserve reduced interest rates by 225 basis points since August 2019 which resulted in the decreased loan yield as well as a significant decrease in yield on our Federal funds sold and interest bearing deposits and investment securities.

In addition, the increase in our interest-bearing liabilities resulted primarily from a $176.1 million increase in our interest-bearing deposits at an average rate of 1.37%, a 26 basis point decrease from the average rate in the first quarter of 2019. In addition, our average subordinated debentures increased due to the issuance of $23 million on September 30, 2019.

Our net interest spread was 3.07% for the three months ended March 31, 2020 compared to 3.11% for the same period in 2019. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 28 basis point decrease in yield on our interest-earning assets and the 24 basis point decrease in rate on our interest-bearing liabilities, resulted in the four basis point decrease in our net interest spread for the 2020 period. We anticipate continued pressure on our net interest spread and net interest margin in future periods based on the Federal Reserve’s 225 basis point interest rate decrease since August 2019.

Rate/Volume Analysis
Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

						Three Months Ended
	March 31, 2020 vs. 2019					March 31, 2019 vs. 2018
	Increase (Decrease) Due to					Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$3,507	(881)	(148)	2,478	$3,110	1,024	192	4,326
Investment securities	(49)	(114)	10	(153)	69	94	18	181
Federal funds sold and interest-bearing
deposits with banks	88	(106)	(53)	(71)	(124)	103	(52)	(73)
Total interest income	3,546	(1,101)	(191)	2,254	3,055	1,221	158	4,434
Interest expense
Deposits	790	(864)	(127)	(201)	439	1,894	304	2,637
FHLB advances and other borrowings	100	(142)	(56)	(98)	(32)	6	(1)	(27)
Subordinated debentures	273	-	-	273	-	48	-	48
Total interest expense	1,163	(1,006)	(183)	(26)	407	1,948	303	2,658
Net interest income	$2,383	(95)	(8)	2,280	$2,648	(727)	(145)	1,776

Net interest income, the largest component of our income, was $18.1 million for the three months ended March 31, 2020 and $15.8 million for the three months ended March 31, 2019, a $2.3 million, or 14.4%, increase during the first quarter of 2020. The increase in net interest income is due to a $2.3 million increase in interest income and a $26,000 decrease in interest expense. During the first quarter of 2020, our average interest-earning assets increased $296.6 million as compared to the same period in 2019, resulting in $3.5 million of additional interest income, while lower rates on our interest-earning assets decreased interest income by $1.1 million from the prior year period. In contrast, our interest expense decreased $26,000 during the first quarter of 2020, despite a $210.7 million increase in average interest-bearing liabilities as the lower rates on our deposits and borrowing outweighed the increase in volume.

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

For the three months ended March 31, 2020, we incurred a noncash expense related to the provision for loan losses of $6.0 million, which resulted in an allowance for loan losses of $22.5 million, or 1.11% of gross loans. For the three months ended March 31, 2019, our provision for loan losses of $300,000 resulted in an allowance for loan losses of $16.1 million, or 0.93% of gross loans. The increased provision during the first quarter of 2020 is related primarily to the COVID-19 pandemic and qualitative adjustment factors related to the uncertain economic conditions, as well as a small increase in past due and nonaccrual loans at March 31, 2020.

Noninterest Income
The following table sets forth information related to our noninterest income.

	Three months ended
		March 31,
(dollars in thousands)	2020	2019
Mortgage banking income	$2,668	1,857
Service fees on deposit accounts	262	265
ATM and debit card income	398	380
Income from bank owned life insurance	270	216
Other income	318	276
Total noninterest income	$3,916	2,994

Noninterest income increased $922,000, or 30.8%, for the first quarter of 2020 as compared to the same period in 2019. The increase in total noninterest income during the 2020 period resulted primarily from the following:

●	Mortgage banking income increased by $811,000, or 43.7%, driven by higher mortgage origination volume during the first quarter of 2020 due to the favorable interest rate environment for mortgage loans.
●	Income from bank owned life insurance increased $54,000, or 25%, due to $5 million of policy purchases during the second quarter of 2019.

Noninterest expenses
The following table sets forth information related to our noninterest expenses.

	Three months ended
	March 31,
(dollars in thousands)	2020	2019
Compensation and benefits	$7,871	6,783
Occupancy	1,536	1,339
Outside service and data processing costs	1,192	960
Insurance	320	318
Professional fees	497	439
Marketing	258	260
Other	698	549
Total noninterest expense	$12,372	10,648

Noninterest expense was $12.4 million for the three months ended March 31, 2020, a $1.7 million, or 16.2%, increase from noninterest expense of $10.6 million for the three months ended March 31, 2019. The increase in noninterest expenses during the 2020 period was driven primarily by the following:

●	Compensation and benefits expense increased $1.1 million, or 16.0%, relating primarily to increases in base compensation and benefits expenses. The increases were driven by the cost of 18 additional team members which were hired to support client growth.
●	Occupancy expense increased $197,000, or 14.7%, primarily related to opening new office space in Summerville, SC and Greensboro, NC during the second half of 2019.
●	Outside service and data processing fees increased by $232,000, or 24.2%, primarily due to increased electronic banking, ATM/debit card related fees and software licensing costs.
●	Other expenses increased $149,000, or 27.1%, primarily related to higher travel and entertainment, collection expenses and business license and tax costs.

Our efficiency ratio was 56.2% for the first quarter of 2020 compared to 56.6% for the same period in 2019. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The slight improvement during the 2020 period relates primarily to the decrease in noninterest expenses as a percentage of net interest and noninterest income compared to the prior year.

We incurred income tax expense of $810,000 and $1.9 million for the three months ended March 31, 2020 and 2019, respectively. Our effective tax rate was 22.2% and 23.6% for the three months ended March 31, 2020 and 2019, respectively. The lower tax rate for the 2020 period relates to the greater impact of our tax exempt income on our taxable income.

BALANCE SHEET REVIEW

Investment Securities
At March 31, 2020, the $75.8 million in our investment securities portfolio represented approximately 3.2% of our total assets. Our available for sale investment portfolio included U.S. government agency securities, SBA securities, state and political subdivisions, asset-backed securities and mortgage-backed securities with a fair value of $70.5 million and an amortized cost of $70.0 million, resulting in an unrealized gain of $518,000. At December 31, 2019, the $74.6 million in our investment securities portfolio represented approximately 3.3% of our total assets. At December 31, 2019, we held investment securities available for sale with a fair value of $67.7 million and an amortized cost of $68.1 million for an unrealized loss of $377,000.

Loans
Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans excluding mortgage loans held for sale for the three months ended March 31, 2020 and 2019 were $1.98 billion and $1.71 billion, respectively. Before the allowance for loan losses, total loans outstanding at March 31, 2020 and December 31, 2019 were $2.03 billion and $1.94 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of March 31, 2020, our loan portfolio included $1.69 billion, or 83.1%, of real estate loans, compared to $1.61 billion, or 82.8%, of real estate loans at December 31, 2019. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $183.1 million as of March 31, 2020, of which approximately 44% were in a first lien position, while the remaining balance was second liens, compared to $179.7 million as of December 31, 2019, also of which approximately 44% were in first lien positions with the remaining balance in second liens. The average loan had a balance of approximately $91,000 and a loan to value of 67% as of March 31, 2020, compared to an average loan balance of $90,000 and a loan to value of approximately 68% as of December 31, 2019. Further, 1.4% and 0.4% of our total home equity lines of credit were over 30 days past due as of March 31, 2020 and December 31, 2019, respectively.

Following is a summary of our loan composition at March 31, 2020 and December 31, 2019. During the first three months of 2020, our loan portfolio increased by $86.7 million, or 4.5%. Our commercial and consumer loan portfolios each experienced growth during the three months ended March 31, 2020 with a 3.9% increase in commercial loans and a 5.5% increase in consumer loans during the period. Of the $86.7 million in loan growth during the first three months of 2020, $78.1 million of the increase was in loans secured by real estate with the remainder in commercial business loans. Our consumer real estate portfolio includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $394,000, a term of 15 years, and an average rate of 4.32% as of March 31, 2020, compared to a principal balance of $386,000, a term of 14 years, and an average rate of 4.46% as of December 31, 2019.

	March 31, 2020		December 31, 2019
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$422,124	20.8%	$407,851	21.0%
Non-owner occupied RE	534,846	26.3%	501,878	25.8%
Construction	74,758	3.7%	80,486	4.1%
Business	317,702	15.7%	308,123	15.9%
Total commercial loans	1,349,430	66.5%	1,298,338	66.8%

Consumer
Real estate	427,697	21.1%	398,245	20.5%
Home equity	183,099	9.0%	179,738	9.3%
Construction	45,240	2.2%	41,471	2.1%
Other	24,795	1.2%	25,733	1.3%
Total consumer loans	680,831	33.5%	645,187	33.2%
Total gross loans, net of deferred fees	2,030,261	100.0%	1,943,525	100.0%
Less—allowance for loan losses	(22,462)		(16,642)
Total loans, net	$2,007,799		$1,926,883

Nonperforming assets
Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of March 31, 2020 and December 31, 2019, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	March 31, 2020	December 31, 2019
Commercial	$3,499	423
Consumer	2,248	2,260
Nonaccruing troubled debt restructurings	4,186	4,111
Total nonaccrual loans	9,933	6,794
Other real estate owned	-	-
Total nonperforming assets	$9,933	6,794

At March 31, 2020, nonperforming assets were $9.9 million, or 0.42% of total assets and 0.49% of gross loans. Comparatively, nonperforming assets were $6.8 million, or 0.30% of total assets and 0.35% of gross loans at December 31, 2019. Nonaccrual loans increased $3.1 million during the first quarter of 2020 due primarily to two loans put on nonaccrual status. The amount of foregone interest income on the nonaccrual loans in the first three months of 2020 and 2019 was approximately $51,000 and $20,000, respectively.

At March 31, 2020 and 2019, the allowance for loan losses represented 226.1% and 265.4% of the total amount of nonperforming loans, respectively. A significant portion, or approximately 98%, of nonperforming loans at March 31, 2020 was secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses of $22.5 million as of March 31, 2020 to be adequate.

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

In addition, at March 31, 2020, 83.1% of our loans were collateralized by real estate and 91% of our impaired loans were secured by real estate. We utilize third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of March 31, 2020, we did not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At March 31, 2020, impaired loans totaled $17.9 million, for which $5.4 million of these loans had a reserve of approximately $1.8 million allocated in the allowance. During the first three months of 2020, the average recorded investment in impaired loans was approximately $17.9 million. Comparatively, impaired loans totaled $12.0 million at December 31, 2019 for which $4.7 million of these loans had a reserve of approximately $1.4 million allocated in the allowance. During 2019, the average recorded investment in impaired loans was approximately $12.3 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of March 31, 2020, we determined that we had loans totaling $12.1 million that we considered TDRs compared to $9.3 million as of December 31, 2019. The increase during the first quarter of 2020 was driven by three client relationships with loans totaling $2.9 million that were modified due to the COVID-19 pandemic, and considered to be TDRs due to experiencing financial difficulty prior to the COVID-19 pandemic.

Allowance for Loan Losses
The allowance for loan losses was $22.5 million and $16.1 million at March 31, 2020 and 2019, respectively, or 1.11% of outstanding loans at March 31, 2020 and 0.93% of outstanding loans at March 31, 2019. At December 31, 2019, our allowance for loan losses was $16.6 million, or 0.86% of outstanding loans.

During the three months ended March 31, 2020, we charged-off $266,000 of loans and recorded $86,000 of recoveries on loans previously charged-off, for net charge-offs of $180,000. Comparatively, we charged-off $41,000 of loans and recorded $30,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $11,000 for the first three months of 2019. The $5.8 million increase in the allowance for loan losses during the first three months of 2020 is driven by the impact of the COVID-19 pandemic and qualitative adjustment factors related to the uncertain economic conditions, as well as an increase in past due and nonaccrual loans at March 31, 2020. We expect economic uncertainty to continue for the next few months which may result in a significant increase to the allowance for loan losses for the second quarter of 2020.

Following is a summary of the activity in the allowance for loan losses.

	Three months ended
	March 31,		Year ended
(dollars in thousands)	2020	2019	December 31, 2019
Balance, beginning of period	$16,642	15,762	15,762
Provision	6,000	300	2,300
Loan charge-offs	(266)	(41)	(1,515)
Loan recoveries	86	30	95
Net loan charge-offs	(180)	(11)	(1,420)
Balance, end of period	$22,462	16,051	16,642

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

Our retail deposits represented $1.94 billion, or 95.8% of total deposits at March 31, 2020, while our out-of-market, or brokered, deposits represented $84.1 million, or 4.2% of our total deposits at March 31, 2020. At December 31, 2019, retail deposits represented $1.81 billion, or 96.4% of our total deposits, and brokered CDs were $67.4 million, representing 3.6% of our total deposits. Our loan-to-deposit ratio was 100% at March 31, 2020 and 104% at December 31, 2019.

The following is a detail of our deposit accounts:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Non-interest bearing	$437,855	397,331
Interest bearing:
NOW accounts	260,320	228,680
Money market accounts	979,861	898,923
Savings	19,563	16,258
Time, less than $100,000	43,596	47,941
Time and out-of-market deposits, $100,000 and over	284,503	286,991
Total deposits	$2,025,698	1,876,124

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $1.79 billion and $1.66 billion at March 31, 2020, and December 31, 2019, respectively.

The following table shows the average balance amounts and the average rates paid on deposits.

	Three months ended
	March 31,
	2020		2019
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$391,761	-%	$323,800	-%
Interest-bearing demand deposits	227,688	0.30%	186,070	0.19%
Money market accounts	938,808	1.44%	764,638	1.75%
Savings accounts	17,780	0.05%	15,477	0.05%
Time deposits less than $100,000	48,775	1.61%	62,371	1.85%
Time deposits greater than $100,000	280,889	2.06%	309,323	2.24%
Total deposits	$1,905,701	1.09%	$1,661,679	1.31%

During the three months ended March 31, 2020, our average transaction account balances increased by $286.1 million, or 22.2%, from the three months ended March 31, 2019, while our average time deposit balances decreased by $42.0 million, or 11.3%, during the same three-month period.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at March 31, 2020 was as follows:

(dollars in thousands)	March 31, 2020
Three months or less	$56,241
Over three through six months	54,008
Over six through twelve months	142,352
Over twelve months	31,902
Total	$284,503

Included in time deposits of $100,000 or more at March 31, 2020 is $84.1 million of wholesale CDs scheduled to mature within the next 12 months at a weighted average rate of 1.90%. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at March 31, 2020 and December 31, 2019 were $236.8 million and $220.1 million, respectively.

Liquidity and Capital Resources

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. We have not experienced any unusual pressure on our deposit balances or our liquidity position as a result of the COVID-19 pandemic.

At March 31, 2020 and December 31, 2019, cash and cash equivalents amounted to $141.1 million and $127.8 million, respectively, or 5.9% and 5.6% of total assets, respectively. Our investment securities at March 31, 2020 and December 31, 2019 amounted to $75.8 million and $74.6 million, respectively, or 3.2% and 3.3% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain four federal funds purchased lines of credit with correspondent banks totaling $72.0 million for which there were no borrowings against the lines of credit at March 31, 2020.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at March 31, 2020 was $385.9 million, based on the Bank’s $4.8 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at March 31, 2020 and December 31, 2019 we had $229.3 million and $238.1 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $15.0 million, which was unused at March 31, 2020. The line of credit bears interest at LIBOR plus 2.50% and matures on June 30, 2020. As noted in Note 1 – Nature of Business and Basis of Presentation, we have utilized $15.0 million of the line subsequent to March 31, 2020.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $210.5 million at March 31, 2020 and $205.9 million at December 31, 2019. The $4.6 million increase from December 31, 2019 is primarily related to net income of $2.8 million during the first three months of 2020, stock option exercises and expenses of $1.1 million, and $708,000 in other comprehensive income.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the three months ended March 31, 2020 and the year ended December 31, 2019. Since our inception, we have not paid cash dividends.

	March 31, 2020	December 31, 2019
Return on average assets	0.51%	1.35%
Return on average equity	5.42%	14.72%
Return on average common equity	5.42%	14.72%
Average equity to average assets ratio	9.42%	9.16%
Tangible common equity to assets ratio	8.87%	9.08%

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

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of March 31, 2020, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

	March 31, 2020
			For capital		To be well capitalized
			adequacy purposes		under prompt
			minimum plus the		corrective
			capital conservation		action provisions
		Actual	buffer		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$259,896	13.16%	158,033	10.50%	197,542	10.00%
Tier 1 Capital (to risk weighted assets)	237,433	12.02%	118,525	8.50%	158,033	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	237,433	12.02%	88,894	7.00%	128,402	6.50%
Tier 1 Capital (to average assets)	237,433	10.64%	89,255	4.00%	111,569	5.00%

	December 31, 2019
			For capital		To be well capitalized
			adequacy purposes		under prompt
			minimum plus the		corrective
			capital conservation		action provisions
		Actual	buffer		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$250,847	13.31%	$150,807	10.50%	$188,510	10.00%
Tier 1 Capital (to risk weighted assets)	234,205	12.42%	113,106	8.50%	150,807	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	234,205	12.42%	84,829	7.00%	122,531	6.50%
Tier 1 Capital (to average assets)	234,205	10.80%	86,772	4.00%	108,465	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

	March 31, 2020
			For capital		To be well capitalized
			adequacy purposes		under prompt
			minimum plus the		corrective
			capital conservation		action provisions
		Actual	buffer (1)		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$268,528	13.59%	158,033	10.50%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	223,065	11.29%	118,525	8.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	210,065	10.63%	88,894	7.00%	N/A	N/A
Tier 1 Capital (to average assets)	223,065	10.00%	89,255	4.00%	N/A	N/A

	December 31, 2019
			For capital		To be well capitalized
			adequacy purposes		under prompt
			minimum		corrective
			plus the capital		action provisions
		Actual	conservation buffer (1)		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$258,800	13.73%	$150,807	10.50%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	219,158	11.63%	113,106	8.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	206,158	10.94%	84,829	7.00%	N/A	N/A
Tier 1 Capital (to average assets)	219,158	10.10%	86,772	4.00%	N/A	N/A
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

The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. Since our inception, we have not paid cash dividends.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2020, unfunded commitments to extend credit were $458.7 million, of which $137.6 million were at fixed rates and $321.1 million were at variable rates. At December 31, 2019, unfunded commitments to extend credit were $426.6 million, of which approximately $105.0 million were at fixed rates and $321.7 million were at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At March 31, 2020 and December 31, 2019, there were commitments under letters of credit for $9.3 million and $9.9 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of March 31, 2020, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	2.87%
Up 200 basis points	1.31%
Up 100 basis points	0.12%
Base	-
Down 100 basis points	1.58%
Down 200 basis points	4.68%
Down 300 basis points	5.60%

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2019, as filed in our Annual Report on Form 10-K.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Our Critical Accounting Policies are the allowance for loan losses, fair value of financial instruments and income taxes. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations. A brief discussion of each of these areas appears in our 2019 Annual Report on Form 10-K. During the first three months of 2020, we did not significantly alter the manner in which we applied our Critical Accounting Policies or developed related assumptions and estimates.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.
We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the company’s financial position, results of operations or cash flows.

Item 1A. RISK FACTORS.
Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Warning Regarding Forward-Looking Statements” set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q, risks and matters described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

We are providing this additional risk factor to supplement the risk factors contained in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has adversely affected our business, financial condition and results of operations, and the ultimate impacts of the pandemic on our business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets and has had an adverse effect on our business, financial condition and results of operations. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of the states in which we have retail offices, and of most other states, have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including, among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate.

The ultimate effects of COVID-19 on the broader economy and the markets that we serve are not known nor is the ultimate length of the restrictions described above and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect our interest income and, therefore, earnings, financial condition and results of operation. Additional impacts of COVID-19 on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

●	employees contracting COVID-19;
●	reductions in our operating effectiveness as our employees work from home;
●	a work stoppage, forced quarantine, or other interruption of our business;
●	unavailability of key personnel necessary to conduct our business activities;
●	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
●	sustained closures of our branch lobbies or the offices of our customers;
●	declines in demand for loans and other banking services and products;
●	reduced consumer spending due to both job losses and other effects attributable to COVID-19;
●	unprecedented volatility in United States financial markets;
●	volatile performance of our investment securities portfolio;
●	decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets we serve, leading to a need to increase our allowance for loan losses;
●	declines in value of collateral for loans, including real estate collateral;
●	declines in the net worth and liquidity of borrowers and loan guarantors, impairing their ability to honor commitments to us; and
●	declines in demand resulting from businesses being deemed to be “non-essential” by governments in the markets we serve, and from “non-essential” and “essential” businesses suffering adverse effects from reduced levels of economic activity in our markets.

These factors, together or in combination with other events or occurrences that may not yet be known or anticipated, may materially and adversely affect our business, financial condition and results of operations.

The ongoing COVID-19 pandemic has resulted in meaningfully lower stock prices for many companies, as well as the trading prices for many other securities. The further spread of the COVID-19 outbreak, as well as ongoing or new governmental, regulatory and private sector responses to the pandemic, may materially disrupt banking and other economic activity generally and in the areas in which we operate. This could result in further decline in demand for our banking products and services, and could negatively impact, among other things, our liquidity, regulatory capital and our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

We are taking precautions to protect the safety and well-being of our employees and customers. However, no assurance can be given that the steps being taken will be adequate or deemed to be appropriate, nor can we predict the level of disruption which will occur to our employee’s ability to provide customer support and service. If we are unable to recover from a business disruption on a timely basis, our business, financial condition and results of operations could be materially and adversely affected. We may also incur additional costs to remedy damages caused by such disruptions, which could further adversely affect our business, financial condition and results of operations.

As a participating lender in the SBA Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks of litigation from the Bank’s clients or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress has approved additional funding for the PPP and President Trump signed the new legislation on April 24, 2020. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of litigation, from both clients and non-clients that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.
(b)	Not applicable.
(c)	Issuer Purchases of Registered Equity Securities

The following table reflects share repurchase activity during the first quarter of 2020:

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value) of
			Units)	Shares (or
	(a) Total		Purchased as	Units) that May
	Number of		Part of Publicly	Yet Be
	Shares (or	(b) Average	Announced	Purchased
	Units)	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share (or Unit)	Programs	or Programs
January 1 - January 31	-	$-	-	-
February 1 - February 29	-	-	-	-
March 1 - March 31	-	-	-	383,650
Total	-		-	383,650*

*On March 11, 2020, the Company announced a share repurchase plan allowing us to repurchase up to 383,650 shares of our common stock (the “Repurchase Plan”). As of March 31, 2020, we have not repurchased any of the shares authorized for repurchase under the Repurchase Plan. The Company is not obligated to purchase any such shares under the Repurchase Plan, and the Repurchase Plan may be discontinued, suspended or restarted at any time; however, repurchases under the Repurchase Plan after December 31, 2020 would require additional approval of our Board of Directors and the Federal Reserve.

Item 3. DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4. MINE SAFETY DISCLOSURES.
Not applicable.

Item 5. OTHER INFORMATION.
None.

Item 6. EXHIBITS.
The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended March 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: April 28, 2020	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2020	/s/Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)