Form 10-Q
period 2020-06-30
SOUTHERN FIRST BANCSHARES INC
filed 2020-08-03
CIK 1090009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from    to

Commission file number 000-27719

Southern First Bancshares, Inc.

(Exact name of registrant as specified in its charter)

South Carolina	58-2459561
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Verdae Boulevard, Suite 100, Greenville, S.C.	29607
(Address of principal executive offices)	(Zip Code)

864-679-9000 (Registrant’s telephone number, including area code)
Not Applicable (Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SFST	The Nasdaq Global Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,734,644 shares of common stock, par value $0.01 per share, were issued and outstanding as of July 30, 2020.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

June 30, 2020 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except share data)	2020	2019
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$47,292	19,196
Federal funds sold	87,743	89,256
Interest-bearing deposits with banks	103,371	19,364
Total cash and cash equivalents	238,406	127,816
Investment securities:
Investment securities available for sale	70,997	67,694
Other investments	2,610	6,948
Total investment securities	73,607	74,642
Mortgage loans held for sale	44,169	27,046
Loans	2,036,801	1,943,525
Less allowance for loan losses	(31,602)	(16,642)
Loans, net	2,005,199	1,926,883
Bank owned life insurance	40,551	40,011
Property and equipment, net	61,344	58,478
Deferred income taxes	4,017	4,275
Other assets	15,002	8,044
Total assets	$2,482,295	2,267,195
LIABILITIES
Deposits	$2,188,643	1,876,124
Federal Home Loan Bank advances and other borrowings	-	110,000
Subordinated debentures	35,944	35,890
Other liabilities	41,554	39,321
Total liabilities	2,266,141	2,061,335
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 7,734,644 and 7,672,678 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	77	77
Nonvested restricted stock	(1,001)	(803)
Additional paid-in capital	108,031	106,152
Accumulated other comprehensive income (loss)	805	(298)
Retained earnings	108,242	100,732
Total shareholders’ equity	216,154	205,860
Total liabilities and shareholders’ equity	$2,482,295	2,267,195

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands, except share data)	2020	2019	2020	2019
Interest income
Loans	$23,554	22,098	46,921	42,988
Investment securities	384	539	780	1,087
Federal funds sold and interest-bearing deposits with banks	53	451	155	625
Total interest income	23,991	23,088	47,856	44,700
Interest expense
Deposits	3,627	6,175	8,802	11,550
Borrowings	590	374	1,184	793
Total interest expense	4,217	6,549	9,986	12,343
Net interest income	19,774	16,539	37,870	32,357
Provision for loan losses	10,200	300	16,200	600
Net interest income after provision for loan losses	9,574	16,239	21,670	31,757
Noninterest income
Mortgage banking income	5,776	2,830	8,444	4,687
Service fees on deposit accounts	197	265	459	530
ATM and debit card income	394	443	793	823
Income from bank owned life insurance	270	222	540	438
Other income	2,570	330	2,889	606
Total noninterest income	9,207	4,090	13,125	7,084
Noninterest expenses
Compensation and benefits	8,450	7,399	16,322	14,182
Occupancy	1,498	1,343	3,033	2,682
Outside service and data processing costs	1,228	1,045	2,420	2,005
Insurance	298	280	619	598
Professional fees	527	414	1,023	853
Marketing	101	236	359	496
Other	542	651	1,240	1,200
Total noninterest expenses	12,644	11,368	25,016	22,016
Income before income tax expense	6,137	8,961	9,779	16,825
Income tax expense	1,459	1,721	2,269	3,576
Net income available to common shareholders	$4,678	7,240	7,510	13,249
Earnings per common share
Basic	$0.61	0.97	0.98	1.77
Diluted	0.60	0.93	0.96	1.71
Weighted average common shares outstanding
Basic	7,722,419	7,495,508	7,700,508	7,477,525
Diluted	7,818,651	7,755,821	7,822,912	7,748,879

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Net income	$4,678	7,240	7,510	13,249
Other comprehensive income:
Unrealized gain on securities available for sale:
Unrealized holding gain arising during the period, pretax	500	720	1,395	1,404
Tax expense	(105)	(151)	(292)	(294)
Reclassification of realized gain	-	(2)	-	(6)
Tax expense	-	-	-	1
Other comprehensive income	395	567	1,103	1,105
Comprehensive income	$5,073	7,807	8,613	14,354

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended June 30,
							Accumulated
					Nonvested	Additional	other
	Common stock		Preferred stock		restricted	paid-in	comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
March 31, 2019	7,505,636	75	-	-	(993)	103,600	(379)	78,883	181,186
Net income	-	-	-	-	-	-	-	7,240	7,240
Proceeds from exercise of stock options	52,287	1	-	-	-	436	-	-	437
Compensation expense related to restricted stock, net of tax	-	-	-	-	106	-	-	-	106
Compensation expense related to stock options, net of tax	-	-	-	-	-	318	-	-	318
Other comprehensive income	-	-	-	-	-	-	567	-	567
June 30, 2019	7,557,923	$76	-	$-	$(887)	$104,354	$188	$86,123	$189,854
March 31, 2020	7,717,582	77	-	-	(1,105)	107,529	410	103,564	210,475
Net income	-	-	-	-	-	-	-	4,678	4,678
Proceeds from exercise of stock options	17,062	-	-	-	-	222	-	-	222
Compensation expense related to restricted stock, net of tax	-	-	-	-	104	-	-	-	104
Compensation expense related to stock options, net of tax	-	-	-	-	-	280	-	-	280
Other comprehensive income	-	-	-	-	-	-	395	-	395

June 30, 2020	7,734,644	$77	-	$-	$(1,001)	$108,031	$805	$108,242	$216,154

	For the six months ended June 30,
							Accumulated
					Nonvested	Additional	other
	Common stock		Preferred stock		restricted	paid-in	comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2018	7,466,481	75	-	-	(741)	102,625	(917)	72,874	173,916
Net income	-	-	-	-	-	-	-	13,249	13,249
Proceeds from exercise of stock options	80,742	1	-	-	-	758	-	-	759
Issuance of restricted stock	10,700	-	-	-	(347)	347	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	201	-	-	-	201
Compensation expense related to stock options, net of tax	-	-	-	-	-	624	-	-	624
Other comprehensive income	-	-	-	-	-	-	1,105	-	1,105
June 30, 2019	7,557,923	$76	-	$-	$(887)	$104,354	$188	$86,123	$189,854
December 31, 2019	7,672,678	77	-	-	(803)	106,152	(298)	100,732	205,860
Net income	-	-	-	-	-	-	-	7,510	7,510
Proceeds from exercise of stock options	52,466	-	-	-	-	962	-	-	962
Issuance of restricted stock	9,500	-	-	-	(406)	406	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	208	-	-	-	208
Compensation expense related to stock options, net of tax	-	-	-	-	-	511	-	-	511
Other comprehensive income	-	-	-	-	-	-	1,103	-	1,103

June 30, 2020	7,734,644	$77	-	$-	$(1,001)	$108,031	$805	$108,242	$216,154

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
(dollars in thousands)	2020	2019
Operating activities
Net income	$7,510	13,249
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Provision for loan losses	16,200	600
Depreciation and other amortization	1,059	913
Accretion and amortization of securities discounts and premium, net	273	182
Net change in operating leases	112	492
Compensation expense related to stock options and restricted stock grants	719	825
Gain on sale of loans held for sale	(8,031)	(4,411)
Loans originated and held for sale	(254,492)	(154,785)
Proceeds from sale of loans held for sale	245,400	143,928
Increase in cash surrender value of bank owned life insurance	(540)	(438)
Increase in deferred tax asset	(35)	(3,323)
Increase in other assets	(6,975)	(774)
Increase in other liabilities	880	3,481
Net cash provided by (used for) operating activities	2,080	(61)
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(94,516)	(132,241)
Purchase of property and equipment	(2,641)	(2,104)
Purchase of investment securities:
Available for sale	(11,373)	(5,115)
Other	(1,275)	-
Payments and maturities, calls and repayments of investment securities:
Available for sale	9,193	5,991
Other investments	5,614	810
Purchase of life insurance policies	-	(5,000)
Net cash used for investing activities	(94,998)	(137,659)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	312,519	205,872
Decrease in Federal Home Loan Bank advances and other borrowings, net	(109,973)	(25,000)
Proceeds from the exercise of stock options	962	759
Net cash provided by financing activities	203,508	181,631
Net increase in cash and cash equivalents	110,590	43,911
Cash and cash equivalents at beginning of the period	127,816	72,873
Cash and cash equivalents at end of the period	$238,406	116,784
Supplemental information
Cash paid for
Interest	$11,008	12,063
Income taxes	-	3,323
Schedule of non-cash transactions
Unrealized gain on securities, net of income taxes	1,103	1,110
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,115	15,395

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, real estate acquired in the settlement of loans, fair value of financial instruments, evaluating other-than-temporary-impairment of investment securities and valuation of deferred tax assets.

Risks and Uncertainties

The impact of the coronavirus (COVID-19) pandemic is fluid and continues to evolve, adversely affecting many of the Bank’s clients. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets, and has had an adverse effect on the Company’s business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations is currently uncertain and the timing and pace of recovery will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our clients, employees and vendors.

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

On March 3, 2020, the Federal Reserve reduced the target federal funds rate by 50 basis points, followed by an additional reduction of 100 basis points on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on Company’s business, financial condition and results of operations. For instance, the pandemic has had negative effects on the Bank’s net interest income, provision for loan losses, and certain transaction-based line items of noninterest income. Other financial impacts could occur though such potential impact is unknown at this time.

As of June 30, 2020, the Company and Bank capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

The Company maintains access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the subsidiary bank. As of June 30, 2020, the $15.0 million line was unused.

As of June 30, 2020, 863 of our clients had requested loan payment deferrals or payments of interest only on loans totaling $647.1 million, of which 90.0% were commercial loans. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings (“TDRs”) unless the borrower was previously experiencing financial difficulty; however, three client relationships, with loans totaling $2.9 million, were granted short-term loan modifications which were considered TDRs due to the client experiencing financial difficulty prior to the pandemic. In certain cases, we have made a second three-month deferral to our clients based on individual circumstances for the borrower.

In addition, the risk-rating on COVID-19 modified loans did not change, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. The credit quality of these loans will be reevaluated after the deferral period ends. As of June 30, 2020, $362.1 million, or 56%, of these loans have reached the end of their deferral period and are beginning to resume normal payments with a significant majority of the remaining modified loans completing their deferral period by the end of the third quarter. The table below provides a breakdown of loan modification requests due to the COVID-19 pandemic by type of concession.

	June 30, 2020
(dollars in thousands)	# Loans	Amount	% of Total Portfolio
Payment deferrals	602	$488,984	24.0%
Interest only	253	154,093	7.6%
Financial difficulty (TDR)	8	4,017	0.2%
	863	$647,094	31.8%

While most industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic, we have identified nine loan categories considered to be “at-risk” of significant impact. As of June 30, 2020, 41% of these loans have reached the end of their deferral period and are beginning to resume normal payments. The table below identifies these segments as well as the outstanding, committed and modified loan balances for each industry.

	June 30, 2020
				% of
		% of Total	Total	Committed	Total
	Balance	Loans	Committed	Balance	Modified
(dollars in thousands)	Outstanding	Outstanding	Balance	Outstanding	Balance	% Modified
Religious organizations	$60,088	3.0%	90,439	66.4%	33,671	54.4%
Entertainment facilities	4,745	0.2%	9,325	50.9%	845	17.8%
Hotels	84,163	4.1%	104,049	80.9%	74,383	88.4%
Personal care businesses	1,356	0.1%	1,395	97.2%	572	42.2%
Restaurants	14,467	0.7%	15,977	90.5%	9,889	68.4%
Sports facilities	22,098	1.1%	22,768	97.1%	21,064	95.3%
Travel related businesses	3,325	0.2%	4,082	81.5%	3,080	92.6%
Private healthcare facilities	36,054	1.8%	41,116	87.7%	24,857	68.9%
Non-essential retail	191,674	9.4%	199,873	95.9%	108,508	56.6%
Total	$417,970	20.5%	489,024	85.5%	276,869	66.2%

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

In November 2019, the FASB issued guidance that addresses issues raised by stakeholders during the implementation of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendments affect a variety of Topics in the Accounting Standards Codification. For public business entities that meet the definition of a smaller reporting company, such as the Company, the amendments are effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. Early adoption is permitted in any interim period as long as the Company has adopted to amendments in ASU 2016-13. Currently, the Company is evaluating the impact of adoption on its financial statements and does not expect to adopt the ASU before the effective period.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	June 30, 2020
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$500	-	2	498
SBA securities	514	-	20	494
State and political subdivisions	10,404	548	6	10,946
Asset-backed securities	12,509	-	450	12,059
Mortgage-backed securities
FHLMC	9,035	275	-	9,310
FNMA	31,055	645	29	31,671
GNMA	5,963	65	9	6,019
Total mortgage-backed securities	46,053	985	38	47,000
Total investment securities available for sale	$69,980	1,533	516	70,997

	December 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$500	-	1	499
SBA securities	550	-	19	531
State and political subdivisions	4,205	3	24	4,184
Asset-backed securities	13,351	-	184	13,167
Mortgage-backed securities
FHLMC	10,609	14	15	10,608
FNMA	35,275	34	169	35,140
GNMA	3,581	5	21	3,565
Total mortgage-backed securities	49,465	53	205	49,313
Total	$68,071	56	433	67,694

Contractual maturities and yields on the Company’s investment securities at June 30, 2020 and December 31, 2019 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2020
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	498	0.43%	-	-	-	-	498	0.43%
SBA securities	-	-	-	-	-	-	494	0.97%	494	0.97%
State and political subdivisions	-	-	-	-	1,985	2.99%	8,961	2.71%	10,946	2.76%
Asset-backed securities	-	-	-	-	1,304	0.84%	10,755	1.05%	12,059	1.02%
Mortgage-backed securities	-	-	3,039	1.81%	9,354	2.04%	34,607	1.71%	47,000	1.78%
Total	$-	-	3,537	1.62%	12,643	2.06%	54,817	1.73%	70,997	1.77%

	December 31, 2019
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	499	1.97%	-	-	-	-	499	1.97%
SBA securities	-	-	-	-	-	-	531	2.62%	531	2.62%
State and political subdivisions	-	-	808	2.81%	1,283	2.96%	2,093	2.67%	4,184	2.79%
Asset-backed securities	-	-	-	-	1,493	2.34%	11,674	2.61%	13,167	2.58%
Mortgage-backed securities	-	-	3,368	1.78%	7,638	2.00%	38,307	2.24%	49,313	2.17%
Total	$-	-	4,675	1.98%	10,414	2.17%	52,605	2.34%	67,694	2.29%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at June 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2020
	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	1	$498	$2	-	$-	$-	1	$498	$2
SBA securities	-	-	-	1	494	20	1	494	20
State and political subdivisions	1	1,078	6	-	-	-	1	1,078	6
Asset-backed securities	5	5,501	220	5	6,559	230	10	12,060	450
Mortgage-backed securities
FNMA	3	1,336	6	3	2,317	23	6	3,653	29
GNMA	1	2,483	9	-	-	-	1	2,483	9
Total	11	$10,896	$243	9	$9,370	$273	20	$20,266	$516

	December 31, 2019
	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	1	$499	$1	-	$-	$-	1	$499	$1
SBA securities	-	-	-	1	531	19	1	531	19
State and political subdivisions	2	2,093	24	-	-	-	2	2,093	24
Asset-backed securities	5	5,921	68	5	7,246	116	10	13,167	184
Mortgage-backed securities
FHLMC	4	3,842	2	4	2,323	13	8	6,165	15
FNMA	14	15,500	67	11	9,462	102	25	24,962	169
GNMA	2	2,240	6	1	734	15	3	2,974	21
Total	28	$30,095	$168	22	$20,296	$265	50	$50,391	$433

At June 30, 2020, the Company had 11 individual investments with a fair market value of $10.9 million that were in an unrealized loss position for less than 12 months and nine individual investments with a fair market value of $9.4 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. The Company also considers other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions.

As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, the Company has concluded that these securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	June 30, 2020	December 31, 2019
Federal Home Loan Bank stock	$2,041	6,386
Other investments	166	159
Investment in Trust Preferred securities	403	403
Total other investments	$2,610	6,948

The Company has evaluated the Federal Home Loan Bank (“FHLB”) stock for impairment and determined that the investment in the FHLB stock is not other than temporarily impaired as of June 30, 2020 and that ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At June 30, 2020, mortgage loans held for sale totaled $44.2 million compared to $27.0 million at December 31, 2019.

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

NOTE 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $3.6 million as of June 30, 2020 and $3.3 million as of December 31, 2019.

	June 30, 2020		December 31, 2019
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$420,858	20.7%	$407,851	21.0%
Non-owner occupied RE	554,566	27.2%	501,878	25.8%
Construction	71,761	3.5%	80,486	4.1%
Business	310,212	15.2%	308,123	15.9%
Total commercial loans	1,357,397	66.6%	1,298,338	66.8%
Consumer
Real estate	437,742	21.5%	398,245	20.5%
Home equity	173,739	8.5%	179,738	9.3%
Construction	45,629	2.3%	41,471	2.1%
Other	22,294	1.1%	25,733	1.3%
Total consumer loans	679,404	33.4%	645,187	33.2%
Total gross loans, net of deferred fees	2,036,801	100.0%	1,943,525	100.0%
Less—allowance for loan losses	(31,602)		(16,642)
Total loans, net	$2,005,199		$1,926,883

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

	June 30, 2020
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$31,396	147,219	242,243	420,858
Non-owner occupied RE	59,676	306,178	188,712	554,566
Construction	8,568	32,297	30,896	71,761
Business	84,691	147,433	78,088	310,212
Total commercial loans	184,331	633,127	539,939	1,357,397
Consumer
Real estate	16,360	66,357	355,025	437,742
Home equity	8,232	25,853	139,654	173,739
Construction	9,067	1,317	35,245	45,629
Other	5,507	12,587	4,200	22,294
Total consumer loans	39,166	106,114	534,124	679,404
Total gross loans, net of deferred fees	$223,497	739,241	1,074,063	2,036,801
Loans maturing after one year with:
Fixed interest rates				$1,455,803
Floating interest rates				357,501

	December 31, 2019
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$40,476	147,945	219,430	407,851
Non-owner occupied RE	55,187	267,879	178,812	501,878
Construction	31,035	19,278	30,173	80,486
Business	84,452	146,051	77,620	308,123
Total commercial loans	211,150	581,153	506,035	1,298,338
Consumer
Real estate	16,663	82,445	299,137	398,245
Home equity	9,921	25,828	143,989	179,738
Construction	13,405	1,222	26,844	41,471
Other	6,422	15,022	4,289	25,733
Total consumer	46,411	124,517	474,259	645,187
Total gross loan, net of deferred fees	$257,561	705,670	980,294	1,943,525
Loans maturing after one year with:
Fixed interest rates				$1,310,744
Floating interest rates				375,220

Paycheck Protection Program (“PPP”)

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act or the “Act”) to provide emergency assistance and health care response for individuals, families, and businesses affected by the coronavirus pandemic. The Small Business Administration (“SBA”) received funding and authority through the Act to modify existing loan programs and establish a new loan program to assist small businesses nationwide adversely impacted by the COVID-19 emergency. The Act temporarily permits the SBA to guarantee 100% of certain loans under a new program titled the “Paycheck Protection Program” and also provides for forgiveness of up to the full principal amount of qualifying loans guaranteed under the PPP.

In an effort to assist our clients as best we could through the pandemic, we became an approved SBA lender in March 2020 and processed 853 loans under the PPP for a total of $97.5 million, receiving SBA lender fee income of $3.9 million. As the regulations and guidance for PPP loans and the forgiveness process continued to change and evolve, management recognized the operational risk and complexity associated with this portfolio and decided to pursue the sale of the PPP loan portfolio to a third party better suited to support and serve our PPP clients through the loan forgiveness process. This loan sale will allow our team to focus on serving our clients and proactively monitor and address credit risk brought on by the pandemic. On June 26, 2020, we completed the sale of our PPP loan portfolio to The Loan Source Inc., together with its servicing partner, ACAP SME LLC, and immediately recognized SBA lender fee income of $2.2 million, net of sale and processing costs, which is included in other noninterest income in the consolidated financial statements.

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

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

	June 30, 2020
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$420,006	552,138	71,761	309,512	1,353,417
30-59 days past due	-	-	-	482	482
60-89 days past due	301	-	-	-	301
Greater than 90 Days	551	2,428	-	218	3,197
	$420,858	554,566	71,761	310,212	1,357,397

	December 31, 2019
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$406,594	501,676	80,486	307,710	1,296,466
30-59 days past due	706	151	-	178	1,035
60-89 days past due	-	-	-	-	-
Greater than 90 Days	551	51	-	235	837
	$407,851	501,878	80,486	308,123	1,298,338

As of June 30, 2020 and December 31, 2019, loans 30 days or more past due represented 0.33% and 0.23% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.20% and 0.10% of the Company’s total loan portfolio as of June 30, 2020 and December 31, 2019, respectively.

The tables below provide a breakdown of outstanding commercial loans by risk category.

	June 30, 2020
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$417,254	546,801	71,761	304,497	1,340,313
Special mention	1,305	1,226	-	2,254	4,785
Substandard	2,299	6,539	-	3,461	12,299
Doubtful	-	-	-	-	-
	$420,858	554,566	71,761	310,212	1,357,397

	December 31, 2019
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$404,237	492,941	80,486	301,504	1,279,168
Special mention	1,312	744	-	3,108	5,164
Substandard	2,302	8,193	-	3,511	14,006
Doubtful	-	-	-	-	-
	$407,851	501,878	80,486	308,123	1,298,338

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

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

	June 30, 2020
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$436,975	171,810	45,629	22,279	676,693
30-59 days past due	-	1,442	-	6	1,448
60-89 days past due	253	190	-	9	452
Greater than 90 Days	514	297	-	-	811
	$437,742	173,739	45,629	22,294	679,404

	December 31, 2019
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$396,445	179,051	41,471	25,650	642,617
30-59 days past due	799	369	-	83	1,251
60-89 days past due	-	118	-	-	118
Greater than 90 Days	1,001	200	-	-	1,201
	$398,245	179,738	41,471	25,733	645,187

Consumer loans 30 days or more past due were 0.13% of total loans as of June 30, 2020 and December 31, 2019.

The tables below provide a breakdown of outstanding consumer loans by risk category.

	June 30, 2020
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$431,688	168,735	45,629	22,003	668,055
Special mention	1,949	1,330	-	251	3,530
Substandard	4,105	3,674	-	40	7,819
Doubtful	-	-	-	-	-
	$437,742	173,739	45,629	22,294	679,404

	December 31, 2019
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$392,572	176,532	41,471	25,421	635,996
Special mention	2,267	775	-	261	3,303
Substandard	3,406	2,431	-	51	5,888
Doubtful	-	-	-	-	-
	$398,245	179,738	41,471	25,733	645,187

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

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	June 30, 2020	December 31, 2019
Commercial
Owner occupied RE	$-	-
Non-owner occupied RE	2,428	188
Construction	-	-
Business	229	235
Consumer
Real estate	1,324	1,829
Home equity	360	431
Construction	-	-
Other	-	-
Nonaccruing troubled debt restructurings	4,669	4,111
Total nonaccrual loans, including nonaccruing TDRs	9,010	6,794
Other real estate owned	-	-
Total nonperforming assets	$9,010	6,794
Nonperforming assets as a percentage of:
Total assets	0.36%	0.30%
Gross loans	0.44%	0.35%
Total loans over 90 days past due	$4,008	2,038
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	7,332	5,219

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

		June 30, 2020
		Recorded investment
			Impaired loans	Impaired loans
	Unpaid		with no related	with related	Related
	Principal	Impaired	allowance for	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses	loan losses
Commercial
Owner occupied RE	$2,786	2,722	2,268	454	76
Non-owner occupied RE	6,156	5,616	2,333	3,283	566
Construction	-	-	-	-	-
Business	2,618	2,529	305	2,224	814
Total commercial	11,560	10,867	4,906	5,961	1,456
Consumer
Real estate	3,059	3,048	1,986	1,062	369
Home equity	2,336	2,286	2,012	274	160
Construction	-	-	-	-	-
Other	141	141	-	141	14
Total consumer	5,536	5,475	3,998	1,477	543
Total	$17,096	16,342	8,904	7,438	1,999

		December 31, 2019
		Recorded investment
			Impaired loans	Impaired loans
	Unpaid		with no related	with related	Related
	Principal	Impaired	allowance for	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses	loan losses
Commercial
Owner occupied RE	$2,791	2,726	2,270	456	75
Non-owner occupied RE	4,512	4,051	2,419	1,632	465
Construction	-	-	-	-	-
Business	1,620	1,531	558	973	452
Total commercial	8,923	8,308	5,247	3,061	992
Consumer
Real estate	2,727	2,720	1,638	1,082	364
Home equity	885	838	459	379	66
Construction	-	-	-	-	-
Other	147	147	-	147	16
Total consumer	3,759	3,705	2,097	1,608	446
Total	$12,682	12,013	7,344	4,669	1,438

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended June 30, 2020		Three months ended June 30, 2019
	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income
Commercial
Owner occupied RE	$2,722	14	3,116	44
Non-owner occupied RE	6,078	39	2,544	41
Construction	-	-	-	-
Business	2,534	19	2,728	37
Total commercial	11,334	72	8,388	122
Consumer
Real estate	3,052	15	2,622	20
Home equity	2,287	5	1,659	21
Construction	-	-	-	-
Other	142	1	155	1
Total consumer	5,481	21	4,436	42
Total	$16,815	93	12,824	164

	Six months ended		Six months ended		Year ended
	June 30, 2020		June 30, 2019		December 31, 2019
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$2,723	33	3,123	79	2,739	128
Non-owner occupied RE	6,098	102	2,565	85	4,161	255
Construction	-	-	-	-	-	-
Business	2,545	47	2,700	77	1,582	79
Total commercial	11,366	182	8,388	241	8,482	462
Consumer
Real estate	3,057	40	2,633	45	2,771	131
Home equity	2,288	17	1,670	51	853	42
Construction	-	-	-	-	-	-
Other	144	2	156	2	153	5
Total consumer	5,489	59	4,459	98	3,777	178
Total	$16,855	241	12,847	339	12,259	640

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

The following table summarizes the activity related to the allowance for loan losses by commercial and consumer portfolio segments:

	Three months ended June 30, 2020
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$4,005	5,794	694	4,714	4,606	1,896	415	338	22,462
Provision for loan losses	1,795	3,909	283	1,282	1,925	745	200	61	10,200
Loan charge-offs	-	(912)	-	(170)	-	-	-	-	(1,082)
Loan recoveries	-	-	-	15	7	-	-	-	22
Net loan charge-offs	-	(912)	-	(155)	7	-	-	-	(1,060)
Balance, end of period	$5,800	8,791	977	5,841	6,538	2,641	615	399	31,602
Net charge-offs to average loans (annualized)									0.24%
Allowance for loan losses to gross loans									1.55%
Allowance for loan losses to nonperforming loans									350.74%

	Three months ended June 30, 2019
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home equity	Construction	Other	Total
Balance, beginning of period	$2,783	3,886	572	3,796	3,041	1,410	282	281	16,051
Provision for loan losses	135	143	(3)	(181)	49	98	36	23	300
Loan charge-offs	(110)	(13)	-	-	-	(100)	-	(14)	(237)
Loan recoveries	-	-	-	8	14	1	-	7	30
Net loan charge-offs	(110)	(13)	-	8	14	(99)	-	(7)	(207)
Balance, end of period	$2,808	4,016	569	3,623	3,104	1,409	318	297	16,144
Net charge-offs to average loans (annualized)									0.05%
Allowance for loan losses to gross loans									0.89%
Allowance for loan losses to nonperforming loans									277.92%

	Six months ended June 30, 2020
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home equity	Construction	Other	Total
Balance, beginning of period	$2,835	4,304	541	3,692	3,278	1,447	268	277	16,642
Provision for loan losses	2,965	5,620	436	2,288	3,251	1,126	347	167	16,200
Loan charge-offs	-	(1,133)	-	(170)	-	-	-	(45)	(1,348)
Loan recoveries	-	-	-	31	9	68	-	-	108
Net loan charge-offs	-	(1,133)	-	(139)	9	68	-	(45)	(1,240)
Balance, end of period	$5,800	8,791	977	5,841	6,538	2,641	615	399	31,602
Net charge-offs to average loans (annualized)									0.12%

	Six months ended June 30, 2019
	Commercial				Consumer
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home equity	Construction	Other	Total
Balance, beginning of period	$2,726	3,811	615	3,616	3,081	1,348	275	290	15,762
Provision for loan losses	192	217	(46)	(10)	(6)	160	43	50	600
Loan charge-offs	(110)	(14)	-	-	-	(100)	-	(53)	(277)
Loan recoveries	-	2	-	17	29	1	-	10	59
Net loan charge-offs	(110)	(12)	-	17	29	(99)	-	(43)	(218)
Balance, end of period	$2,808	4,016	569	3,623	3,104	1,409	318	297	16,144
Net charge-offs to average loans (annualized)									0.03%

The following table disaggregates the allowance for loan losses and recorded investment in loans by impairment methodology.

	June 30, 2020
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,456	543	1,999	10,867	5,475	16,342
Collectively evaluated	19,953	9,650	29,603	1,346,530	673,929	2,020,459
Total	$21,409	10,193	31,602	1,357,397	679,404	2,036,801

	December 31, 2019
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$992	446	1,438	8,308	3,705	12,013
Collectively evaluated	10,380	4,824	15,204	1,290,030	641,482	1,931,512
Total	$11,372	5,270	16,642	1,298,338	645,187	1,943,525

NOTE 5 – Troubled Debt Restructurings

At June 30, 2020, the Company had 24 loans totaling $12.0 million compared to 19 loans totaling $9.3 million at December 31, 2019, which were considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of the workout plan for individual loan relationships, the Company may restructure loan terms to assist borrowers facing financial challenges in the current economic environment. In accordance with interagency guidance, short term deferrals granted due to the COVID-19 pandemic are not considered TDRs unless the borrower was experiencing financial difficulty prior to the pandemic; however, three client relationships, with loans totaling $2.9 million, were granted short-term loan modifications which were considered TDRs due to the client experiencing financial difficulty prior to the pandemic.

The following table summarizes the concession at the time of modification and the recorded investment in the Company’s TDRs before and after their modification for the six months ended June 30, 2020 and 2019. New TDRs for the three months ended June 30, 2020 and 2019 were not material.

	For the six months ended June 30, 2020
						Pre-	Post-
						modification	modification
	Renewals	Reduced or	Converted	Maturity	Total	outstanding	outstanding
	deemed a	deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Business	1	-	-	-	1	$1,037	$1,037
Consumer
Real estate	2	-	-	-	2	849	849
Home equity	3	-	-	-	3	1,522	1,522
Total loans	6	-	-	-	6	$3,408	$3,408

For the six months ended June 30, 2019
						Pre-	Post-
						modification	modification
	Renewals	Reduced or	Converted	Maturity	Total	outstanding	outstanding
	deemed a	deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Consumer
Home equity	1	-	-	-	1	$832	$832
Total loans	1	-	-	-	1	$832	$832

As of June 30, 2020 and 2019, there were no loans modified as a TDR for which there was a payment default (60 days past due) within 12 months of the restructuring date.

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

The following table summarizes the Company’s outstanding financial derivative instruments at June 30, 2020 and December 31, 2019.

	June 30, 2020
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$116,124	Other assets	$2,373
MBS forward sales commitments	88,500	Other liabilities	(589)
Total derivative financial instruments	$204,624		$1,784

	December 31, 2019
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$26,446	Other assets	$344
MBS forward sales commitments	20,500	Other liabilities	(39)
Total derivative financial instruments	$46,946		$305

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

	June 30, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$-	498	-	498
SBA securities	-	494	-	494
State and political subdivisions	-	10,946	-	10,946
Asset-backed securities	-	12,059	-	12,059
Mortgage-backed securities	-	47,000	-	47,000
Mortgage loans held for sale	-	44,169	-	44,169
Mortgage loan interest rate lock commitments	-	2,373	-	2,373
Total assets measured at fair value on a recurring basis	$-	117,539	-	117,539

Liabilities
MBS forward sales commitments	$-	589	-	589
Total liabilities measured at fair value on a recurring basis	$-	589	-	589

	December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	499	-	499
SBA securities	-	531	-	531
State and political subdivisions	-	4,184	-	4,184
Asset-backed securities	-	13,167	-	13,167
Mortgage-backed securities	-	49,313	-	49,313
Mortgage loans held for sale	-	27,046	-	27,046
Mortgage loan interest rate lock commitments	-	344	-	344
Total assets measured at fair value on a recurring basis	$-	95,084	-	95,084

Liabilities
MBS forward sales commitments	$-	39	-	39
Total liabilities measured at fair value on a recurring basis	$-	39	-	39

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2020 and December 31, 2019.

	As of June 30, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	9,570	4,773	14,343
Total assets measured at fair value on a nonrecurring basis	$-	9,570	4,773	14,343

	As of December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	5,634	4,941	10,575
Total assets measured at fair value on a nonrecurring basis	$-	5,634	4,941	10,575

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

The estimated fair values of the Company’s financial instruments at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$2,610	2,610	-	-	2,610
Loans[1]	1,988,857	1,952,870	-	-	1,952,870
Financial Liabilities:
Deposits	2,188,643	2,107,097	-	2,107,097	-
Subordinated debentures	35,944	29,971	-	29,971	-

	December 31, 2019
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$6,948	6,948	-	-	6,948
Loans[1]	1,914,870	1,900,216	-	-	1,900,216
Financial Liabilities:
Deposits	1,876,124	1,772,121	-	1,772,121	-
FHLB and other borrowings	110,000	109,737	-	109,737	-
Subordinated debentures	35,890	33,250	-	33,250	-

[1]	Carrying amount is net of the allowance for loan losses and previously presented impaired loans.

NOTE 8 – Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”. As of June 30, 2020, we lease seven of our offices under various operating lease agreements. The lease agreements have maturity dates ranging from February 2022 to October 2029, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 7.65 years as of June 30, 2020.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered into. The weighted average discount rate for leases was 2.72% as of June 30, 2020.

The total operating lease costs were $603,000 and $520,000 for the three months ended June 30, 2020 and 2019, respectively, and $1.2 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively. The right-of-use (ROU) asset, included in property and equipment, and lease liabilities, included in other liabilities, were $20.7 million and $21.4 million as of June 30, 2020, respectively, compared to $19.5 million and $20.1 million as of December 31, 2019, respectively. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.

Maturities of lease liabilities as of June 30, 2020 were as follows:

Operating
(dollars in thousands)	Leases
2020	$1,200
2021	2,400
2022	1,655
2023	1,534
2024	1,573
Thereafter	18,446
Total undiscounted lease payments	26,808
Discount effect of cash flows	5,367
Total lease liability	$21,441

NOTE 9 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2020 and 2019. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at June 30, 2020. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At June 30, 2020 and 2019, there were 336,601 and 262,831 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except share data)	2020	2019	2020	2019
Numerator:
Net income available to common shareholders	$4,678	7,240	7,510	13,249
Denominator:
Weighted-average common shares outstanding – basic	7,722,419	7,495,508	7,700,508	7,477,525
Common stock equivalents	96,232	260,313	122,404	271,354
Weighted-average common shares outstanding – diluted	7,818,651	7,755,821	7,822,912	7,748,879
Earnings per common share:
Basic	$0.61	0.97	0.98	1.77
Diluted	$0.60	0.93	0.96	1.71

NOTE 10 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The three segments include Commercial and Retail Banking, Mortgage Banking, and Corporate. The following schedule presents financial information for each reportable segment.

	Three months ended					Three months ended
	June 30, 2020					June 30, 2019
	Commercial					Commercial
	and Retail	Mortgage		Elimin-	Consol-	and Retail	Mortgage		Elimin-	Consol-
(dollars in thousands)	Banking	Banking	Corporate	ations	idated	Banking	Banking	Corporate	ation	idated
Interest income	$23,709	282	6	(6)	23,991	$22,933	155	3	(3)	23,088
Interest expense	3,723	-	500	(6)	4,217	6,391	-	161	(3)	6,549
Net interest income (loss)	19,986	282	(494)	-	19,774	16,542	155	(158)	-	16,539
Provision for loan losses	10,200	-	-	-	10,200	300	-	-	-	300
Noninterest income	3,431	5,776	-	-	9,207	1,260	2,830	-	-	4,090
Noninterest expense	10,191	2,368	85	-	12,644	9,609	1,699	60	-	11,368
Net income (loss) before taxes	3,026	3,690	(579)	-	6,137	7,893	1,286	(218)	-	8,961
Income tax provision (benefit)	728	775	(44)	-	1,459	1,498	270	(47)	-	1,721
Net income (loss)	$2,298	2,915	(535)	-	4,678	$6,395	1,016	(171)	-	7,240
Total assets	$2,435,095	46,645	252,371	(251,816)	2,482,295	$2,103,085	12,497	203,335	(202,873)	2,116,044

	Six months ended					Six months ended
	June 30, 2020					June 30, 2019
	Commercial					Commercial
	and Retail	Mortgage		Elimin-	Consol-	and Retail	Mortgage		Elimin-	Consol-
(dollars in thousands)	Banking	Banking	Corporate	ations	idated	Banking	Banking	Corporate	ation	idated
Interest income	$47,378	478	10	(10)	47,856	$44,453	247	6	(6)	44,700
Interest expense	9,057	-	939	(10)	9,986	12,023	-	326	(6)	12,343
Net interest income (loss)	38,321	478	(929)	-	37,870	32,430	247	(320)	-	32,357
Provision for loan losses	16,200	-	-	-	16,200	600	-	-	-	600
Noninterest income	4,681	8,444	-	-	13,125	2,397	4,687	-	-	7,084
Noninterest expense	20,690	4,175	151	-	25,016	19,075	2,821	120	-	22,016
Net income before taxes	6,112	4,747	(1,080)	-	9,779	15,152	2,113	(440)	-	16,825
Income tax provision (benefit)	1,499	997	(227)	-	2,269	3,225	444	(93)	-	3,576
Net income (loss)	$4,613	3,750	(853)	-	7,510	$11,927	1,669	(347)	-	13,249
Total assets	$2,435,095	46,645	252,371	(251,816)	2,482,295	$2,103,085	12,497	203,335	(202,873)	2,116,044

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three and six month periods ended June 30, 2020 as compared to the three and six month periods ended June 30, 2019 and assesses our financial condition as of June 30, 2020 as compared to December 31, 2019. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2019 included in our Annual Report on Form 10-K for that period. Results for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or any future period.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” or similar references mean Southern First Bancshares, Inc. and its subsidiaries. References to the “Bank” refer to Southern First Bank.

Cautionary Warning Regarding forward-looking statements

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operations, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to:

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

•

Our ability to successfully execute our business strategy;

•

Our ability to attract and retain key personnel;

•

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

•

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

•

Changes in accounting policies, practices or guidelines;

•

Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed;

•

The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, including the potential effects of coronavirus on trade (including supply chains and export levels, travel, employee activity and other economic activities), war or terrorist activities, essential utility outages or trade disputes and related tariffs; and

•

Other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q, and in our other filings with the SEC.

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements, except as required by law.

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

At June 30, 2020, we had total assets of $2.48 billion, a 9.5% increase from total assets of $2.27 billion at December 31, 2019. The largest components of our total assets are loans which were $2.04 billion and $1.94 billion at June 30, 2020 and December 31, 2019, respectively. Our liabilities and shareholders’ equity at June 30, 2020 totaled $2.27 billion and $216.2 million, respectively, compared to liabilities of $2.06 billion and shareholders’ equity of $205.9 million at December 31, 2019. The principal component of our liabilities is deposits which were $2.19 billion and $1.88 billion at June 30, 2020 and December 31, 2019, respectively.

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

Our net income to common shareholders was $4.7 million and $7.2 million for the three months ended June 30, 2020 and 2019, respectively. Diluted earnings per share (“EPS”) was $0.60 for the second quarter of 2020 as compared to $0.93 for the same period in 2019. The decrease in net income resulted primarily from a $9.9 million increase in loan loss provision recorded in the second quarter of 2020 compared to the same period in 2019, partially offset by a $3.2 million increase in net interest income and a $5.1 million increase in noninterest income.

Our net income to common shareholders was $7.5 million and $13.2 million for the six months ended June 30, 2020 and 2019. Diluted EPS was $0.96 for the six months ended June 30, 2020 as compared to $1.71 for the same period in 2019. The decrease in net income resulted primarily from a $15.6 million increase in loan loss provision recorded in the first six months of 2020 compared to the same period in 2019, partially offset by a $5.5 million increase in net interest income and a $6.0 million increase in noninterest income.

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

RECENT EVENTS – COVID-19 PANDEMIC

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in China and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. Beginning in March, large public events were cancelled, and governmental authorities began imposing restrictions on non-essential businesses and activities, resulting in severe restrictions in economic activity in our markets and across the United States. Although many businesses have begun to reopen, some markets, including certain of our markets, have since experienced a resurgence of COVID-19 cases, which may further slow overall economic activity and recovery. Uncertainty also remains regarding if, how and when schools will reopen and the impact of such decisions on the economy.

The impact of the COVID-19 pandemic is fluid and continues to evolve, adversely affecting many of the Bank’s clients. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets. In addition, due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020, for the first time. On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00% to 1.25%. This range was further reduced to 0% to 0.25% percent on March 16, 2020. These reductions in interest rates and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on our business, financial condition and results of operations. For instance, the pandemic has had negative effects on the Bank’s net interest income, provision for loan losses, and certain transaction-based line items of noninterest income.The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and the timing and pace of recovery will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our clients, employees and vendors.

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole.

In response to these developments, and as part of our efforts to exercise social distancing, in March 2020, we closed all of our banking lobbies and continue to conduct most of our business at this time through drive-thru tellers and through electronic and online means. To support the health and well-being of our employees, approximately 70% of our workforce is now able to work remotely. This strategy, combined with digital technology, has proven to be extremely effective, highlighting a number of possibilities for operational improvements, including consolidating our three Columbia, South Carolina offices into one location. We believe that this office combination will create a new synergy among our Columbia team, assist with staffing challenges and facilitate a renewed sense of service to our clients. The consolidation is expected to take place on September 30, 2020.

We are focused on servicing the financial needs of our commercial and consumer clients and have offered flexible loan payment arrangements, including short-term loan modifications or forbearance payments, and reduced or waived certain fees on deposit accounts. We continue to assist clients with these accommodations on a case by case basis. Future governmental actions may require these and other types of client-related responses. In response to the Paycheck Protection Program (“PPP”), established under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, we became a small business administration approved lender in an effort to assist our clients through this challenging time. We processed 853 loans under the PPP for a total of $97.5 million, receiving lender fee income of $3.9 million. As the regulations and guidance for PPP loans and the forgiveness process continued to change and evolve, management recognized the operational risk and complexity associated with this portfolio and decided to pursue the sale of the PPP loan portfolio to a third party better suited to support and serve our PPP clients through the loan forgiveness process. We believe this loan sale will allow our team to focus on serving our clients and proactively monitor and address credit risk brought on by the pandemic. On June 26, 2020, we completed the sale of our PPP loan portfolio to The Loan Source Inc., together with its servicing partner, ACAP SME LLC, and immediately recognized SBA lender fee income of $2.2 million, net of sale and processing costs, which is included in other noninterest income in the consolidated financial statements.

At June 30, 2020, we had granted deferrals on loan payments for 863 loans, with aggregate outstanding loan principal balances of approximately $647.1 million; however, our non-performing assets were not yet materially impacted by the economic pressures of COVID-19. As of June 30, 2020, $362.1 million, or 56%, of these loans have reached the end of their deferral period and are beginning to resume normal payments with a significant majority of the remaining modified loans completing their deferral period by the end of the third quarter. In addition, as we closely monitor credit risk and our exposure to increased loan losses resulting from the impact of COVID-19 on our commercial clients, we have identified nine portfolios considered to be “at-risk” of significant impact from the pandemic. For additional information on the nine identified portfolios, see Note 1 – Nature of Business and Basis of Presentation, in the accompanying condensed notes to consolidated financial statements included elsewhere in this report.

We are monitoring the impact of the COVID-19 pandemic on the operations and value of our investments. We mark to market our publicly traded investments and review our investment portfolio for impairment at each period end. Because of changing economic and market conditions affecting issuers, we may be required to recognize further impairments on the securities we hold as well as reductions in other comprehensive income. We cannot currently determine the ultimate impact of the pandemic on the long-term value of our investment portfolio.

We believe there could be potential stresses on liquidity management as a result of the COVID-19 pandemic. For instance, as clients manage their own liquidity stress, we could experience an increase in the utilization of existing lines of credit.

As of June 30, 2020, all of our capital ratios, and the Bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We maintain access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the Bank.

RESULTS OF OPERATIONS

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $19.8 million for the second quarter of 2020, a 19.6% increase over net interest income of $16.5 million for the prior year. In addition, our net interest margin, on a tax-equivalent basis (TE), was 3.42% for the second quarter of 2020 compared to 3.43% in 2019.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and six month periods ended June 30, 2020 and 2019. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended June 30,
	2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing
deposits with banks	$100,009	$53	0.21%	$71,905	$451	2.52%
Investment securities, taxable	68,669	339	1.99%	74,172	501	2.71%
Investment securities, nontaxable(2)	6,749	58	3.48%	5,288	49	3.74%
Loans(3)	2,150,717	23,554	4.40%	1,786,532	22,098	4.96%
Total interest-earning assets	2,326,144	24,004	4.15%	1,937,897	23,099	4.78%
Noninterest-earning assets	107,054			94,673
Total assets	$2,433,198			$2,032,570
Interest-bearing liabilities
NOW accounts	$252,465	91	0.14%	$199,118	140	0.28%
Savings & money market	975,539	2,069	0.85%	849,570	3,879	1.83%
Time deposits	318,379	1,467	1.85%	381,593	2,156	2.27%
Total interest-bearing deposits	1,546,383	3,627	0.94%	1,430,281	6,175	1.73%
FHLB advances and other borrowings	80,898	175	0.87%	25,136	217	3.46%
Junior subordinated debentures	35,926	415	4.65%	13,403	157	4.70%
Total interest-bearing liabilities	1,663,207	4,217	1.02%	1,468,820	6,549	1.79%
Noninterest-bearing liabilities	555,746			379,023
Shareholders’ equity	214,245			184,727
Total liabilities and shareholders’ equity	$2,433,198			$2,032,570
Net interest spread			3.13%			2.99%
Net interest income (tax equivalent) / margin		$19,787	3.42%		$16,550	3.43%
Less: tax-equivalent adjustment(2)		13			11
Net interest income		$19,774			$16,539
(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin (TE) declined slightly during the second quarter of 2020 primarily due to a decreased yield on our interest-earning assets, partially offset by the decreased rates on our interest-bearing liabilities. Our average interest-earning assets grew by $388.2 million during the second quarter of 2020, while the average yield on these assets decreased by 63 basis points to 4.15%. In addition, our average interest-bearing liabilities grew by $194.4 million during the 2020 period while the rate on these liabilities decreased 77 basis points to 1.02%.

The increase in average interest-earning assets for the second quarter of 2020 related primarily to an increase of $364.2 million in our average loan balances combined with a $28.1 million increase in federal funds sold and interest-bearing deposits with banks. The decrease in yield on our interest earning assets was driven by a 56 basis point decrease in loan yield as the Federal Reserve reduced interest rates by 225 basis points since August 2019. These rate reductions resulted in the decreased loan yield as well as a significant decrease in yield on our federal funds sold and interest bearing-deposits with banks as well as our investment securities.

In addition, the increase in our interest-bearing liabilities resulted primarily from a $116.1 million increase in our interest-bearing deposits at an average rate of 0.94%, a 79 basis point decrease from the second quarter of 2019, as well as a $55.8 million increase in our FHLB advances and other borrowings. Additionally, subordinated debentures increased due to the issuance of $23 million on September 30, 2019.

Our net interest spread was 3.13% for the second quarter of 2020 compared to 2.99% for the same period in 2019. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The decrease in both the yield on our interest-earning assets and the rate on our interest-bearing liabilities, resulted in a 14 basis point increase in our net interest spread for the 2020 period. We anticipate continued pressure on our net interest spread and net interest margin in future periods based on the Federal Reserve’s 225 basis point interest rate reduction since August 2019.

	For the Six Months Ended June 30,
	2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing
deposits with banks	$73,055	$155	0.43%	$51,395	$625	2.45%
Investment securities, taxable	68,686	719	2.11%	73,032	1,009	2.79%
Investment securities, nontaxable(2)	4,251	79	3.75%	5,356	101	3.81%
Loans(3)	2,077,136	46,921	4.54%	1,751,246	42,988	4.95%
Total interest-earning assets	2,223,128	47,874	4.33%	1,881,029	44,723	4.79%
Noninterest-earning assets	109,195			90,575
Total assets	$2,332,323			$1,971,604
Interest-bearing liabilities
NOW accounts	$240,076	259	0.22%	$192,630	227	0.24%
Savings & money market	966,064	5,438	1.13%	815,034	7,179	1.78%
Time deposits	324,021	3,105	1.93%	376,672	4,144	2.22%
Total interest-bearing deposits	1,530,161	8,802	1.16%	1,384,336	11,550	1.68%
FHLB advances and other borrowings	62,184	333	1.08%	28,202	473	3.38%
Junior subordinated debentures	35,913	851	4.77%	13,403	320	4.81%
Total interest-bearing liabilities	1,628,258	9,986	1.23%	1,425,941	12,343	1.75%
Noninterest-bearing liabilities	491,870			364,585
Shareholders’ equity	212,195			181,078
Total liabilities and shareholders’ equity	$2,332,323			$1,971,604
Net interest spread			3.10%			3.04%
Net interest income (tax equivalent) / margin		$37,888	3.43%		$32,380	3.47%
Less: tax-equivalent adjustment(2)		18			23
Net interest income		$37,870			$32,357
(1)	Annualized for the six month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

During the first six months of 2020, our net interest margin (TE) declined four basis points to 3.43%, compared to 3.47% for the first six months of 2019, driven by the decrease in yield on our interest-earning assets and partially offset by the decreased rate on our interest-bearing liabilities. Our average interest-earning assets grew by $342.1 million from the prior year, with the average yield decreasing by 46 basis points. In addition, our average interest-bearing liabilities grew by $202.3 million, while the rate on these liabilities decreased 52 basis points. The growth in interest-earning assets at lower yields outweighed the lower costs on our interest-bearing deposits.

The increase in average interest earning assets for the first half of 2020 related primarily to a $325.9 million increase in our average loan balances. The decrease in yield on our interest-earning assets was driven by a 41 basis point decrease in our loan yield related to the interest rate reductions by the Federal Reserve.

In addition, our average interest-bearing liabilities increased by $202.3 million during the first half of 2020 while the cost of our interest-bearing liabilities decreased 52 basis points. The decreased cost during 2020 was driven by a $145.8 million increase in our average interest-bearing deposits at an average rate of 1.16%, a 52 basis point decrease from the average rate for 2019.

Our net interest spread was 3.10% for the first half of 2020 compared to 3.04% for 2019. The six basis point increase in our net interest spread was a result of the decrease in cost on our interest-bearing liabilities, partially offset by the 46 basis point decrease in yield on our interest-earning assets.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	June 30, 2020 vs. 2019				June 30, 2019 vs. 2018
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$4,505	(2,533)	(516)	1,456	$3,366	958	183	4,507
Investment securities	(27)	(135)	7	(155)	69	34	6	109
Federal funds sold and interest-bearing deposits with banks	176	(413)	(161)	(398)	(188)	197	(72)	(63)
Total interest income	4,654	(3,081)	(670)	903	3,247	1,189	117	4,553
Interest expense
Deposits	1,001	(3,054)	(495)	(2,548)	533	1,840	278	2,651
FHLB advances and other borrowings	481	(162)	(360)	(41)	(29)	8	(1)	(22)
Subordinated debentures	264	(3)	(4)	257	-	(3)	-	(3)
Total interest expense	1,746	(3,219)	(859)	(2,332)	504	1,845	277	2,626
Net interest income	$2,908	138	189	3,235	$2,743	(656)	(160)	1,927

Net interest income, the largest component of our income, was $19.8 million for the second quarter of 2020 and $16.5 million for the second quarter of 2019, a $3.2 million, or 19.6%, increase. The $903,000 increase in interest income was driven by an increase in loan volume partially offset by a decrease in rates across all interest earning assets. In addition, interest expense decreased $2.3 million during the second quarter of 2020 due to lower rates on our interest-bearing liabilities partially offset by increased volume on all of our interest-bearing liabilities.

	Six Months Ended
	June 30, 2020 vs. 2019				June 30, 2019 vs. 2018
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$8,273	(3,659)	(681)	3,933	$6,476	1,982	376	8,834
Investment securities	(75)	(249)	17	(307)	139	128	22	289
Federal funds sold and interest-bearing deposits with banks	263	(516)	(217)	(470)	(315)	305	(126)	(136)
Total interest income	8,461	(4,424)	(881)	3,156	6,300	2,415	272	8,987
Interest expense
Deposits	1,770	(3,914)	(604)	(2,748)	975	3,731	581	5,287
FHLB advances and other borrowings	566	(320)	(386)	(140)	(61)	15	(2)	(48)
Subordinated debentures	540	(3)	(6)	531	-	44	-	44
Total interest expense	2,876	(4,237)	(996)	(2,357)	914	3,790	579	5,283
Net interest income	$5,585	(187)	115	5,513	$5,386	(1,375)	(307)	3,704

Net interest income for the first half of 2020 was $37.9 million compared to $32.4 million for 2019, a $5.5 million, or 17.0%, increase. Interest income increased $3.2 million driven by an increase in average loan balances that was partially offset by a decrease in yield on all interest earning assets. In contrast, the lower interest rates on our interest-bearing deposits drove the $2.4 million decrease in interest expense which was partially offset by an increase in average interest-bearing liabilities compared to the prior year period.

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

For the three and six months ended June 30, 2020, we incurred a noncash expense related to the provision for loan losses of $10.2 million and $16.2 million, respectively, which resulted in an allowance for loan losses of $31.6 million, or 1.55% of gross loans. Comparatively, our provision for loan losses was $300,000 and $600,000 for the three and six months ended June 30, 2019, respectively, resulting in an allowance for loan losses of $16.1 million, or 0.89% of gross loans. The increased provision during 2020 is related primarily to the COVID-19 pandemic and qualitative adjustment factors related to the uncertain economic conditions.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019
Mortgage banking income	$5,776	2,830	8,444	4,687
Service fees on deposit accounts	197	265	459	530
ATM and debit card income	394	443	793	823
Income from bank owned life insurance	270	222	540	438
Other income	2,570	330	2,889	606
Total noninterest income	$9,207	4,090	13,125	7,084

Noninterest income increased $5.1 million, or 125.1%, for the second quarter of 2020 as compared to the same period in 2019. The increase in total noninterest income resulted primarily from the following:

•

Mortgage banking income increased by $2.9 million, or 104.1%, driven by higher mortgage origination volume due to the favorable interest rate environment for mortgage loans.

•

Income from bank owned life insurance increased $48,000, or 21.6%, due to $5.0 million of life insurance policies purchased during the second quarter of 2019.

•

Other income increased by $2.2 million related to net SBA lender fee income on PPP loans originated and sold to a third party.

Offsetting the above increases were decreases in service fees on deposit accounts and ATM and debit card income which were directly related to the impact of COVID-19 as we have waived certain services fees on deposit accounts in an effort to assist our clients during this time. In addition, ATM and debit card income is driven by transaction volume which has also decreased during the pandemic.

Noninterest income increased $6.0 million, or 85.3%, during the first half of 2020 as compared to 2019. The increase in total noninterest income resulted primarily from increased mortgage banking income, income from bank owned life insurance and other income, which includes net SBA lender fee income of $2.2 million, as noted above.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019
Compensation and benefits	$8,450	7,399	16,322	14,182
Occupancy	1,498	1,343	3,033	2,682
Outside service and data processing costs	1,228	1,045	2,420	2,005
Insurance	298	280	619	598
Professional fees	527	414	1,023	853
Marketing	101	236	359	496
Other	542	651	1,240	1,200
Total noninterest expense	$12,644	11,368	25,016	22,016

Noninterest expense was $12.6 million for the second quarter of 2020, a $1.3 million, or 11.2%, increase from noninterest expense of $11.4 million for the second quarter of 2019. The increase in noninterest expenses was driven primarily by the following:

•

Compensation and benefits expense increased $1.1 million, or 14.2%, relating primarily to increases in base compensation, mortgage commissions and benefits expenses.

•

Occupancy expense increased $155,000, or 11.5%, primarily related to opening new office space in Summerville, SC and Greensboro, NC during the second half of 2019.

•

Outside service and data processing fees increased by $183,000, or 17.5%, primarily due to increased electronic banking and software licensing costs.

•

Professional fees increased $113,000, or 27.3%, largely due to increases in legal expenses, loan appraisals and attorney costs and professional fees related to mortgage originations.

Noninterest expense was $25.0 million for the first half of 2020, a $3.0 million, or 13.6%, increase from the prior year. The increase in total noninterest expense resulted primarily from increases in compensation and benefits, occupancy, outside service and data processing costs and professional fees, as noted above.

Our efficiency ratio was 43.6% for the second quarter of 2020 compared to 55.1% for 2019. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The improvement during the 2020 period relates primarily to the increase in mortgage banking income and the net SBA lender fee income.

We incurred income tax expense of $1.5 million and $1.7 million for second quarters of 2020 and 2019, respectively, and $2.3 million and $3.6 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Our effective tax rate was 23.2% and 21.3% for the first half of 2020 and 2019, respectively. The higher tax rate in 2020 relates to the greater impact of various employee stock option transactions that occurred during the 2019 period.

Balance Sheet Review

Investment Securities

At June 30, 2020, the $73.6 million in our investment securities portfolio represented approximately 3.0% of our total assets. Our available for sale investment portfolio included U.S. government agency securities, SBA securities, state and political subdivisions, asset-backed securities and mortgage-backed securities with a fair value of $71.0 million and an amortized cost of $70.0 million, resulting in an unrealized gain of $1.0 million. At December 31, 2019, the $74.6 million in our investment securities portfolio represented approximately 3.3% of our total assets, including investment securities with a fair value of $67.7 million and an amortized cost of $68.1 million for an unrealized loss of $377,000.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans excluding mortgage loans held for sale for the six months ended June 30, 2020 and 2019 were $2.08 billion and $1.75 billion, respectively. Before the allowance for loan losses, total loans outstanding at June 30, 2020 and December 31, 2019 were $2.04 billion and $1.94 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of June 30, 2020, our loan portfolio included $1.70 billion, or 83.7%, of real estate loans, compared to $1.61 billion, or 82.8%, at December 31, 2019. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. We do not generally originate traditional long term residential mortgages to hold in our loan portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $173.7 million as of June 30, 2020, of which approximately 44% were in a first lien position, while the remaining balance was second liens. At December 31, 2019 our home equity lines of credit totaled $179.7 million of which approximately 44% were in first lien positions with the remaining balance in second liens. The average loan had a balance of approximately $87,000 and a loan to value of 65% as of June 30, 2020, compared to an average loan balance of $90,000 and a loan to value of approximately 68% as of December 31, 2019. Further, 1.0% and 0.4% of our total home equity lines of credit were over 30 days past due as of June 30, 2020 and December 31, 2019, respectively.

Following is a summary of our loan composition at June 30, 2020 and December 31, 2019. During the first six months of 2020, our loan portfolio increased by $93.3 million, or 4.8% with a 4.6% increase in commercial loans and a 5.3% increase in consumer loans during the period. The majority of the increase was in loans secured by real estate. Our consumer real estate portfolio includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $398,000, a term of 16 years, and an average rate of 4.25% as of June 30, 2020, compared to a principal balance of $386,000, a term of 14 years, and an average rate of 4.46% as of December 31, 2019.

	June 30, 2020		December 31, 2019
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$420,858	20.7%	$407,851	21.0%
Non-owner occupied RE	554,566	27.2%	501,878	25.8%
Construction	71,761	3.5%	80,486	4.1%
Business	310,212	15.2%	308,123	15.9%
Total commercial loans	1,357,397	66.6%	1,298,338	66.8%

Consumer
Real estate	437,742	21.5%	398,245	20.5%
Home equity	173,739	8.5%	179,738	9.3%
Construction	45,629	2.3%	41,471	2.1%
Other	22,294	1.1%	25,733	1.3%
Total consumer loans	679,404	33.4%	645,187	33.2%
Total gross loans, net of deferred fees	2,036,801	100.0%	1,943,525	100.0%
Less—allowance for loan losses	(31,602		(16,642)
Total loans, net	$2,005,199		$1,926,883

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of June 30, 2020 and December 31, 2019, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	June 30, 2020	December 31, 2019
Commercial	$2,657	423
Consumer	1,684	2,260
Nonaccruing troubled debt restructurings	4,669	4,111
Total nonaccrual loans	9,010	6,794
Other real estate owned	-	-
Total nonperforming assets	$9,010	6,794

At June 30, 2020, nonperforming assets were $9.0 million, or 0.36% of total assets and 0.44% of gross loans. Comparatively, nonperforming assets were $6.8 million, or 0.30% of total assets and 0.35% of gross loans at December 31, 2019. Nonaccrual loans increased $2.2 million during the first six months of 2020 due primarily to five loans put on nonaccrual status. The amount of foregone interest income on the nonaccrual loans in the first six months of 2020 and 2019 was approximately $148,000 and $54,000, respectively.

At June 30, 2020 and 2019, the allowance for loan losses represented 350.7% and 277.9% of the total amount of nonperforming loans, respectively. A significant portion, or approximately 97%, of nonperforming loans at June 30, 2020 was secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses of $31.6 million as of June 30, 2020 to be adequate.

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

In addition, at June 30, 2020, 83.7% of our loans were collateralized by real estate and 90% of our impaired loans were secured by real estate. We utilize third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of June 30, 2020, we did not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At June 30, 2020, impaired loans totaled $16.3 million, for which $7.4 million of these loans had a reserve of approximately $2.0 million allocated in the allowance. During the first six months of 2020, the average recorded investment in impaired loans was approximately $16.9 million. Comparatively, impaired loans totaled $12.0 million at December 31, 2019 for which $4.7 million of these loans had a reserve of approximately $1.4 million allocated in the allowance. During 2019, the average recorded investment in impaired loans was approximately $12.3 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of June 30, 2020, we determined that we had loans totaling $12.0 million that we considered TDRs compared to $9.3 million as of December 31, 2019. The increase during the first six months of 2020 was driven by four client relationships with loans totaling $3.4 million that were modified due to the COVID-19 pandemic and considered to be TDRs due to experiencing financial difficulty prior to the COVID-19 pandemic.

Allowance for Loan Losses

The allowance for loan losses was $31.6 million and $16.1 million at June 30, 2020 and 2019, respectively, or 1.55% of outstanding loans at June 30, 2020 and 0.89% of outstanding loans at June 30, 2019. At December 31, 2019, our allowance for loan losses was $16.6 million, or 0.86% of outstanding loans.

During the six months ended June 30, 2020, we charged-off $1.3 million of loans and recorded $108,000 of recoveries on loans previously charged-off, for net charge-offs of $1.2 million. Comparatively, we charged-off $277,000 of loans and recorded $59,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $218,000 for the first six months of 2019. The $15.0 million increase in the allowance for loan losses during the first six months of 2020 is driven by the impact of the COVID-19 pandemic and qualitative adjustment factors related to the uncertain economic conditions. We expect economic uncertainty to continue for the next few quarters which may result in a significant increase to the allowance for loan losses for the remainder of 2020 and into 2021.

Following is a summary of the activity in the allowance for loan losses.

	Six months ended
	June 30,		Year ended
(dollars in thousands)	2020	2019	December 31, 2019
Balance, beginning of period	$16,642	15,762	15,762
Provision	16,200	600	2,300
Loan charge-offs	(1,348)	(277)	(1,515)
Loan recoveries	108	59	95
Net loan charge-offs	(1,240)	(218)	(1,420)
Balance, end of period	$31,602	16,144	16,642

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

Our retail deposits represented $2.12 billion, or 96.7% of total deposits at June 30, 2020, while our out-of-market, or brokered, deposits represented $72.6 million, or 3.3% of our total deposits at June 30, 2020. At December 31, 2019, retail deposits represented $1.81 billion, or 96.4% of our total deposits, and brokered CDs were $67.4 million, representing 3.6% of our total deposits. Our loan-to-deposit ratio was 93% at June 30, 2020 and 104% at December 31, 2019.

The following is a detail of our deposit accounts:

	June 30,	December 31,
(dollars in thousands)	2020	2019
Non-interest bearing	$573,548	397,331
Interest bearing:
NOW accounts	285,953	228,680
Money market accounts	1,006,233	898,923
Savings	22,675	16,258
Time, less than $100,000	41,610	47,941
Time and out-of-market deposits, $100,000 and over	258,624	286,991
Total deposits	$2,188,643	1,876,124

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $1.99 billion and $1.66 billion at June 30, 2020, and December 31, 2019, respectively.

The following table shows the average balance amounts and the average rates paid on deposits.

	Six months ended
	June 30,
	2020		2019
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$454,993	-%	$335,060	-%
Interest-bearing demand deposits	240,076	0.22%	192,630	0.24%
Money market accounts	946,392	1.15%	799,707	1.81%
Savings accounts	19,672	0.05%	15,327	0.06%
Time deposits less than $100,000	43,989	1.58%	63,730	1.90%
Time deposits greater than $100,000	280,032	1.98%	312,942	2.28%
Total deposits	$1,985,154	0.89%	$1,719,396	1.35%

During the first half of 2020, our average transaction account balances increased by $318.4 million, or 23.7%, from the prior year, while our average time deposit balances decreased by $52.7 million, or 15.0%.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at June 30, 2020 was as follows:

(dollars in thousands)	June 30, 2020
Three months or less	$54,986
Over three through six months	74,517
Over six through twelve months	104,225
Over twelve months	24,896
Total	$258,624

Included in time deposits of $100,000 or more at June 30, 2020 is $72.6 million of wholesale CDs scheduled to mature within the next 12 months at a weighted average rate of 1.88%. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at June 30, 2020 and December 31, 2019 were $197.6 million and $220.1 million, respectively.

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

At June 30, 2020 and December 31, 2019, cash and cash equivalents totaled $238.4 million and $127.8 million, respectively, or 9.6% and 5.6% of total assets, respectively. Our investment securities at June 30, 2020 and December 31, 2019 amounted to $73.6 million and $74.6 million, respectively, or 3.0% and 3.3% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain five federal funds purchased lines of credit with correspondent banks totaling $118.5 million for which there were no borrowings against the lines of credit at June 30, 2020.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at June 30, 2020 was $525.6 million, based on the Bank’s $2.0 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at June 30, 2020 and December 31, 2019 we had $185.9 million and $238.1 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $15.0 million, which was unused at June 30, 2020. The line of credit was renewed on June 29, 2020 at an interest rate of LIBOR plus 3.50% and a maturity date of December 31, 2021.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $216.2 million at June 30, 2020 and $205.9 million at December 31, 2019. The $10.3 million increase from December 31, 2019 is primarily related to net income of $7.5 million during the first six months of 2020, stock option exercises and expenses of $1.7 million, and $1.1 million in other comprehensive income.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the three months ended June 30, 2020 and the year ended December 31, 2019. Since our inception, we have not paid cash dividends.

	June 30, 2020	December 31, 2019
Return on average assets	0.77%	1.35%
Return on average equity	8.78%	14.72%
Return on average common equity	8.78%	14.72%
Average equity to average assets ratio	8.81%	9.16%
Tangible common equity to assets ratio	8.71%	9.08%

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

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of June 30, 2020, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

	June 30, 2020
			For capital		To be well capitalized
			adequacy purposes		under prompt
			minimum plus the		corrective
			capital conservation		action provisions
		Actual	buffer		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$267,762	13.33%	210,961	10.50%	200,915	10.00%
Tier 1 Capital (to risk weighted assets)	242,568	12.07%	170,778	8.50%	160,732	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	242,568	12.07%	140,641	7.00%	130,595	6.50%
Tier 1 Capital (to average assets)	242,568	9.97%	97,304	4.00%	121,630	5.00%

	December 31, 2019
			For capital		To be well capitalized
			adequacy purposes		under prompt
			minimum plus the		corrective
			capital conservation		action provisions
		Actual	buffer		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$250,847	13.31%	$150,807	10.50%	$188,510	10.00%
Tier 1 Capital (to risk weighted assets)	234,205	12.42%	113,106	8.50%	150,807	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	234,205	12.42%	84,829	7.00%	122,531	6.50%
Tier 1 Capital (to average assets)	234,205	10.80%	86,772	4.00%	108,465	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

	June 30, 2020
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$276,544	13.76%	210,961	10.50%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	228,350	11.37%	170,778	8.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	215,350	10.72%	140,641	7.00%	N/A	N/A
Tier 1 Capital (to average assets)	228,350	9.38%	97,304	4.00%	N/A	N/A

	December 31, 2019
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$258,800	13.73%	$197,935	10.50%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	219,158	11.63%	160,233	8.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	206,158	10.94%	131,957	7.00%	N/A	N/A
Tier 1 Capital (to average assets)	219,158	10.10%	86,772	4.00%	N/A	N/A
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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2020, unfunded commitments to extend credit were $471.7 million, of which $119.7 million were at fixed rates and $352.0 million were at variable rates. At December 31, 2019, unfunded commitments to extend credit were $426.6 million, of which approximately $105.0 million were at fixed rates and $321.7 million were at variable rates. A significant portion of the unfunded commitments related to consumer home equity lines of credit. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At June 30, 2020 and December 31, 2019, there were commitments under letters of credit for $8.9 million and $9.9 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of June 30, 2020, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Change in net interest
Interest rate scenario	income from base
Up 300 basis points	11.16%
Up 200 basis points	6.91%
Up 100 basis points	2.89%
Base	-
Down 100 basis points	(0.26)%
Down 200 basis points	1.15%
Down 300 basis points	0.75%

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

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Our Critical Accounting Policies are the allowance for loan losses, fair value of financial instruments and income taxes. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations. A brief discussion of each of these areas appears in our 2019 Annual Report on Form 10-K. During the first six months of 2020, we did not significantly alter the manner in which we applied our Critical Accounting Policies or developed related assumptions and estimates.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the company’s financial position, results of operations or cash flows.

Item 1A. RISK FACTORS.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Warning Regarding Forward-Looking Statements” and set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Except as set forth in Part II, Item 1A of the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and filed with the SEC on April 28, 2020, which is incorporated herein by this reference, there have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 2, 2020.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.
(b)	Not applicable.
(c)	Issuer Purchases of Registered Equity Securities

The following table reflects share repurchase activity during the first six months of 2020:

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value) of
			Units)	Shares (or
	(a) Total		Purchased as	Units) that May
	Number of		Part of Publicly	Yet Be
	Shares (or	(b) Average	Announced	Purchased
	Units)	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share (or Unit)	Programs	or Programs
April 1 - April 30	-	$-	-	383,650
May 1 - May 31	-	-	-	383,650
June 1 - June 30	-	-	-	383,650
Total	-		-	383,650*

*On March 11, 2020, the Company announced a share repurchase plan allowing us to repurchase up to 383,650 shares of our common stock (the “Repurchase Plan”). As of June 30, 2020, we have not repurchased any of the shares authorized for repurchase under the Repurchase Plan. The Company is not obligated to purchase any such shares under the Repurchase Plan, and the Repurchase Plan may be discontinued, suspended or restarted at any time; however, repurchases under the Repurchase Plan after December 31, 2020 would require additional approval of our Board of Directors and the Federal Reserve.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	Amended and Restated Loan and Security Agreement, dated as of June 29, 2020, by and between Southern First Bancshares, Inc. and CenterState Bank, National Association.

10.2	Amended and Restated Promissory Note, dated as of June 29, 2020 by and between Southern First Bancshares, Inc. and CenterState Bank, National Association.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: August 3, 2020	/s/ R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2020	/s/ Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)