Form 10-Q
period 2020-09-30
SOUTHERN FIRST BANCSHARES INC
filed 2020-11-02
CIK 1090009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,737,594 shares of common stock, par value $0.01 per share, were issued and outstanding as of October 23, 2020.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

September 30, 2020 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except share data)	2020	2019
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$14,916	19,196
Federal funds sold	83,106	89,256
Interest-bearing deposits with banks	64,893	19,364
Total cash and cash equivalents	162,915	127,816
Investment securities:
Investment securities available for sale	87,991	67,694
Other investments	2,589	6,948
Total investment securities	90,580	74,642
Mortgage loans held for sale	63,823	27,046
Loans	2,078,540	1,943,525
Less allowance for loan losses	(42,219)	(16,642)
Loans, net	2,036,321	1,926,883
Bank owned life insurance	40,821	40,011
Property and equipment, net	61,386	58,478
Deferred income taxes	6,510	4,275
Other assets	17,055	8,044
Total assets	$2,479,411	2,267,195
LIABILITIES
Deposits	$2,181,056	1,876,124
Federal Home Loan Bank advances and other borrowings	-	110,000
Subordinated debentures	35,971	35,890
Other liabilities	43,635	39,321
Total liabilities	2,260,662	2,061,335
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 7,737,594 and 7,672,678 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	77	77
Nonvested restricted stock	(989)	(803)
Additional paid-in capital	108,337	106,152
Accumulated other comprehensive income (loss)	865	(298)
Retained earnings	110,459	100,732
Total shareholders’ equity	218,749	205,860
Total liabilities and shareholders’ equity	$2,479,411	2,267,195

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands, except share data)	2020	2019	2020	2019
Interest income
Loans	$23,042	22,817	69,963	65,804
Investment securities	310	576	1,090	1,664
Federal funds sold and interest-bearing deposits with banks	63	663	218	1,288
Total interest income	23,415	24,056	71,271	68,756
Interest expense
Deposits	2,393	6,409	11,195	17,959
Borrowings	385	368	1,569	1,161
Total interest expense	2,778	6,777	12,764	19,120
Net interest income	20,637	17,279	58,507	49,636
Provision for loan losses	11,100	650	27,300	1,250
Net interest income after provision for loan losses	9,537	16,629	31,207	48,386
Noninterest income
Mortgage banking income	6,277	3,055	14,721	7,741
Service fees on deposit accounts	211	271	670	802
ATM and debit card income	465	464	1,258	1,287
Income from bank owned life insurance	270	282	810	720
Other income	361	324	3,249	930
Total noninterest income	7,584	4,396	20,708	11,480
Noninterest expenses
Compensation and benefits	8,894	7,668	25,216	21,850
Occupancy	1,602	1,416	4,635	4,099
Real estate owned expenses	673	-	673	-
Outside service and data processing costs	1,225	1,073	3,646	3,078
Insurance	377	145	995	743
Professional fees	568	399	1,591	1,252
Marketing	176	237	535	733
Other	668	546	1,907	1,745
Total noninterest expenses	14,183	11,484	39,198	33,500
Income before income tax expense	2,938	9,541	12,717	26,366
Income tax expense	721	2,129	2,990	5,705
Net income available to common shareholders	$2,217	7,412	9,727	20,661
Earnings per common share
Basic	$0.29	0.98	1.26	2.75
Diluted	0.28	0.95	1.24	2.66
Weighted average common shares outstanding
Basic	7,732,293	7,548,184	7,711,181	7,501,337
Diluted	7,815,265	7,780,504	7,820,345	7,759,611

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Net income	$2,217	7,412	9,727	20,661
Other comprehensive income:
Unrealized gain on securities available for sale:
Unrealized holding gain arising during the period, pretax	77	301	1,472	1,705
Tax expense	(17)	(64)	(309)	(358)
Reclassification of realized gain	-	(2)	-	(8)
Tax expense	-	1	-	2
Other comprehensive income	60	236	1,163	1,341
Comprehensive income	$2,277	7,648	10,890	22,002

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended September 30,
							Accumulated
					Nonvested	Additional	other
	Common stock		Preferred stock		restricted	paid-in	comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
June 30, 2019	7,557,923	76	-	-	(887)	104,354	188	86,123	189,854
Net income	-	-	-	-	-	-	-	7,412	7,412
Proceeds from exercise of stock options	56,596	-	-	-	-	557	-	-	557
Issuance of restricted stock	4,000	-	-	-	(143)	143	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	111	-	-	-	111
Compensation expense related to stock options, net of tax	-	-	-	-	-	324	-	-	324
Other comprehensive income	-	-	-	-	-	-	236	-	236
September 30, 2019	7,618,519	$76	-	$-	$(919)	$105,378	$424	$93,535	$198,494
June 30, 2020	7,734,644	77	-	-	(1,001)	108,031	805	108,242	216,154
Net income	-	-	-	-	-	-	-	2,217	2,217
Proceeds from exercise of stock options	250	-	-	-	-	1	-	-	1
Issuance of restricted stock	2,700	-	-	-	(88)	88	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	100	-	-	-	100
Compensation expense related to stock options, net of tax	-	-	-	-	-	217	-	-	217
Other comprehensive income	-	-	-	-	-	-	60	-	60

September 30, 2020	7,737,594	$77	-	$-	$(989)	$108,337	$865	$110,459	$218,749

	For the nine months ended September 30,
							Accumulated
					Nonvested	Additional	other
	Common stock		Preferred stock		restricted	paid-in	comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2018	7,466,481	75	-	-	(741)	102,625	(917)	72,874	173,916
Net income	-	-	-	-	-	-	-	20,661	20,661
Proceeds from exercise of stock options	137,338	1	-	-	-	1,315	-	-	1,316
Issuance of restricted stock	14,700	-	-	-	(490)	490	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	312	-	-	-	312
Compensation expense related to stock options, net of tax	-	-	-	-	-	948	-	-	948
Other comprehensive income	-	-	-	-	-	-	1,341	-	1,341
September 30, 2019	7,618,519	$76	-	$-	$(919)	$105,378	$424	$93,535	$198,494
December 31, 2019	7,672,678	77	-	-	(803)	106,152	(298)	100,732	205,860
Net income	-	-	-	-	-	-	-	9,727	9,727
Proceeds from exercise of stock options	52,716	-	-	-	-	963	-	-	963
Issuance of restricted stock	12,200	-	-	-	(494)	494	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	308	-	-	-	308
Compensation expense related to stock options, net of tax	-	-	-	-	-	728	-	-	728
Other comprehensive income	-	-	-	-	-	-	1,163	-	1,163

September 30, 2020	7,737,594	$77	-	$-	$(989)	$108,337	$865	$110,459	$218,749

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
(dollars in thousands)	2020	2019
Operating activities
Net income	$9,727	20,661
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Provision for loan losses	27,300	1,250
Depreciation and other amortization	1,569	1,390
Accretion and amortization of securities discounts and premium, net	497	293
Write-down of real estate owned	513	-
Net change in operating leases	157	534
Compensation expense related to stock options and restricted stock grants	1,036	1,260
Gain on sale of loans held for sale	(14,377)	(7,456)
Loans originated and held for sale	(412,069)	(276,018)
Proceeds from sale of loans held for sale	389,669	252,085
Increase in cash surrender value of bank owned life insurance	(810)	(720)
Increase in deferred tax asset	(2,545)	(5,306)
Increase in other assets	(7,345)	(178)
Increase in other liabilities	3,419	11,109
Net cash used for operating activities	(3,259)	(1,096)
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(138,935)	(162,259)
Purchase of property and equipment	(3,696)	(7,658)
Purchase of investment securities:
Available for sale	(36,609)	(25,383)
Other	(1,275)	-
Payments and maturities, calls and repayments of investment securities:
Available for sale	17,290	12,273
Other investments	5,634	814
Purchase of life insurance policies	-	(5,000)
Net cash used for investing activities	(157,591)	(187,213)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	304,932	251,159
Decrease in Federal Home Loan Bank advances and other borrowings, net	(109,946)	(2,516)
Proceeds from the exercise of stock options	963	1,316
Net cash provided by financing activities	195,949	249,959
Net increase in cash and cash equivalents	35,099	61,650
Cash and cash equivalents at beginning of the period	127,816	72,873
Cash and cash equivalents at end of the period	$162,915	134,523
Supplemental information
Cash paid for
Interest	$14,031	18,752
Income taxes	2,544	5,307
Schedule of non-cash transactions
Unrealized gain on securities, net of income taxes	1,163	1,347
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,115	17,290
Real estate acquired in settlement of loans	2,197	-

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

On March 3, 2020, the Federal Reserve reduced the target federal funds rate by 50 basis points, followed by an additional reduction of 100 basis points on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on Company’s business, financial condition and results of operations. For instance, the pandemic has had negative effects on the Bank’s interest income, provision for loan losses, and certain transaction-based line items of noninterest income. Other financial impacts could occur though such potential impact is unknown at this time.

As of September 30, 2020, the Company’s and the Bank’s capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

The Company maintains access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the subsidiary bank. As of September 30, 2020, the $15.0 million line was unused.

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

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	September 30, 2020
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$5,500	-	3	5,497
SBA securities	509	-	19	490
State and political subdivisions	15,932	641	29	16,544
Asset-backed securities	11,956	2	189	11,769
Mortgage-backed securities
FHLMC	12,018	238	60	12,196
FNMA	31,803	602	80	32,325
GNMA	9,178	44	52	9,170
Total mortgage-backed securities	52,999	884	192	53,691
Total investment securities available for sale	$86,896	1,527	432	87,991

	December 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$500	-	1	499
SBA securities	550	-	19	531
State and political subdivisions	4,205	3	24	4,184
Asset-backed securities	13,351	-	184	13,167
Mortgage-backed securities
FHLMC	10,609	14	15	10,608
FNMA	35,275	34	169	35,140
GNMA	3,581	5	21	3,565
Total mortgage-backed securities	49,465	53	205	49,313
Total	$68,071	56	433	67,694

Contractual maturities and yields on the Company’s investment securities at September 30, 2020 and December 31, 2019 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2020
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	2,500	0.37%	1,998	1.01%	999	1.48%	5,497	0.80%
SBA securities	-	-	-	-	-	-	490	0.98%	490	0.98%
State and political subdivisions	-	-	-	-	3,050	2.49%	13,494	2.38%	16,544	2.40%
Asset-backed securities	-	-	-	-	2,087	1.18%	9,682	1.01%	11,769	1.04%
Mortgage-backed securities	-	-	2,752	1.82%	8,725	1.98%	42,214	1.39%	53,691	1.51%
Total	$-	-	5,252	1.13%	15,860	1.85%	66,879	1.53%	87,991	1.57%

	December 31, 2019
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	499	1.97%	-	-	-	-	499	1.97%
SBA securities	-	-	-	-	-	-	531	2.62%	531	2.62%
State and political subdivisions	-	-	808	2.81%	1,283	2.96%	2,093	2.67%	4,184	2.79%
Asset-backed securities	-	-	-	-	1,493	2.34%	11,674	2.61%	13,167	2.58%
Mortgage-backed securities	-	-	3,368	1.78%	7,638	2.00%	38,307	2.24%	49,313	2.17%
Total	$-	-	4,675	1.98%	10,414	2.17%	52,605	2.34%	67,694	2.29%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at September 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2020
	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	5	$4,997	$3	-	$-	$-	5	$4,997	$3
SBA securities	-	-	-	1	490	19	1	490	19
State and political subdivisions	7	4,532	29	-	-	-	7	4,532	29
Asset-backed securities	4	3,922	57	5	7,016	132	9	10,938	189
Mortgage-backed securities
FHLMC	3	4,065	60	-	-	-	3	4,065	60
FNMA	3	5,510	57	3	2,153	23	6	7,663	80
GNMA	3	6,267	52	-	-	-	3	6,267	52
Total	25	$29,293	$258	9	$9,659	$174	34	$38,952	$432

	December 31, 2019
	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	1	$499	$1	-	$-	$-	1	$499	$1
SBA securities	-	-	-	1	531	19	1	531	19
State and political subdivisions	2	2,093	24	-	-	-	2	2,093	24
Asset-backed securities	5	5,921	68	5	7,246	116	10	13,167	184
Mortgage-backed securities
FHLMC	4	3,842	2	4	2,323	13	8	6,165	15
FNMA	14	15,500	67	11	9,462	102	25	24,962	169
GNMA	2	2,240	6	1	734	15	3	2,974	21
Total	28	$30,095	$168	22	$20,296	$265	50	$50,391	$433

At September 30, 2020, the Company had 25 individual investments with a fair market value of $29.3 million that were in an unrealized loss position for less than 12 months and nine individual investments with a fair market value of $9.7 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. The Company also considers other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions.

As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, the Company has concluded that these securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	September 30, 2020	December 31, 2019
Federal Home Loan Bank stock	$2,041	6,386
Other investments	145	159
Investment in Trust Preferred securities	403	403
Total other investments	$2,589	6,948

The Company has evaluated the Federal Home Loan Bank (“FHLB”) stock for impairment and determined that the investment in the FHLB stock is not other than temporarily impaired as of September 30, 2020 and that ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At September 30, 2020, mortgage loans held for sale totaled $63.8 million compared to $27.0 million at December 31, 2019.

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

NOTE 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $3.6 million as of September 30, 2020 and $3.3 million as of December 31, 2019.

	September 30, 2020		December 31, 2019
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$419,316	20.2%	$407,851	21.0%
Non-owner occupied RE	570,139	27.4%	501,878	25.8%
Construction	64,063	3.1%	80,486	4.1%
Business	303,760	14.6%	308,123	15.9%
Total commercial loans	1,357,278	65.3%	1,298,338	66.8%
Consumer
Real estate	496,684	23.9%	398,245	20.5%
Home equity	161,795	7.8%	179,738	9.3%
Construction	39,355	1.9%	41,471	2.1%
Other	23,428	1.1%	25,733	1.3%
Total consumer loans	721,262	34.7%	645,187	33.2%
Total gross loans, net of deferred fees	2,078,540	100.0%	1,943,525	100.0%
Less—allowance for loan losses	(42,219)		(16,642)
Total loans, net	$2,036,321		$1,926,883

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

	September 30, 2020
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$20,585	136,345	262,386	419,316
Non-owner occupied RE	47,848	312,776	209,515	570,139
Construction	19,699	23,221	21,143	64,063
Business	72,291	145,878	85,591	303,760
Total commercial loans	160,423	618,220	578,635	1,357,278
Consumer
Real estate	12,314	63,182	421,188	496,684
Home equity	5,339	24,279	132,177	161,795
Construction	5,053	325	33,977	39,355
Other	6,810	12,604	4,014	23,428
Total consumer loans	29,516	100,390	591,356	721,262
Total gross loans, net of deferred fees	$189,939	718,610	1,169,991	2,078,540
Loans maturing after one year with:
Fixed interest rates				$1,536,279
Floating interest rates				352,322

	December 31, 2019
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$40,476	147,945	219,430	407,851
Non-owner occupied RE	55,187	267,879	178,812	501,878
Construction	31,035	19,278	30,173	80,486
Business	84,452	146,051	77,620	308,123
Total commercial loans	211,150	581,153	506,035	1,298,338
Consumer
Real estate	16,663	82,445	299,137	398,245
Home equity	9,921	25,828	143,989	179,738
Construction	13,405	1,222	26,844	41,471
Other	6,422	15,022	4,289	25,733
Total consumer	46,411	124,517	474,259	645,187
Total gross loan, net of deferred fees	$257,561	705,670	980,294	1,943,525
Loans maturing after one year with:
Fixed interest rates				$1,310,744
Floating interest rates				375,220

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

In an effort to assist our clients as best we could through the pandemic, we became an approved SBA lender in March 2020 and processed 853 loans under the PPP for a total of $97.5 million, receiving SBA lender fee income of $3.9 million. As the regulations and guidance for PPP loans and the forgiveness process continued to change and evolve, management recognized the operational risk and complexity associated with this portfolio and decided to pursue the sale of the PPP loan portfolio to a third party better suited to support and serve our PPP clients through the loan forgiveness process. The loan sale allowed our team to focus on serving our clients and proactively monitoring and addressing credit risk brought on by the pandemic. On June 26, 2020, we completed the sale of our PPP loan portfolio to The Loan Source Inc., together with its servicing partner, ACAP SME LLC, and immediately recognized SBA lender fee income of $2.2 million, net of sale and processing costs, which is included in other noninterest income in the consolidated financial statements.

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

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

	September 30, 2020
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$418,765	569,552	64,063	303,248	1,355,628
30-59 days past due	-	-	-	475	475
60-89 days past due	-	355	-	-	355
Greater than 90 Days	551	232	-	37	820
	$419,316	570,139	64,063	303,760	1,357,278

	December 31, 2019
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$406,594	501,676	80,486	307,710	1,296,466
30-59 days past due	706	151	-	178	1,035
60-89 days past due	-	-	-	-	-
Greater than 90 Days	551	51	-	235	837
	$407,851	501,878	80,486	308,123	1,298,338

As of September 30, 2020 and December 31, 2019, loans 30 days or more past due represented 0.26% and 0.23% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.08% and 0.10% of the Company’s total loan portfolio as of September 30, 2020 and December 31, 2019, respectively.

The tables below provide a breakdown of outstanding commercial loans by risk category.

	September 30, 2020
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$415,899	560,896	63,920	297,179	1,337,894
Special mention	359	6,078	-	2,596	9,033
Substandard	3,058	3,165	143	3,985	10,351
Doubtful	-	-	-	-	-
	$419,316	570,139	64,063	303,760	1,357,278

	December 31, 2019
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$404,237	492,941	80,486	301,504	1,279,168
Special mention	1,312	744	-	3,108	5,164
Substandard	2,302	8,193	-	3,511	14,006
Doubtful	-	-	-	-	-
	$407,851	501,878	80,486	308,123	1,298,338

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

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

	September 30, 2020
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$494,202	160,605	39,355	23,428	717,590
30-59 days past due	857	399	-	-	1,256
60-89 days past due	-	494	-	-	494
Greater than 90 Days	1,625	297	-	-	1,922
	$496,684	161,795	39,355	23,428	721,262

	December 31, 2019
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$396,445	179,051	41,471	25,650	642,617
30-59 days past due	799	369	-	83	1,251
60-89 days past due	-	118	-	-	118
Greater than 90 Days	1,001	200	-	-	1,201
	$398,245	179,738	41,471	25,733	645,187

Consumer loans 30 days or more past due were 0.18% and 0.13% of total loans as of September 30, 2020 and December 31, 2019, respectively.

The tables below provide a breakdown of outstanding consumer loans by risk category.

	September 30, 2020
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$489,923	156,496	39,355	23,287	709,061
Special mention	2,182	1,351	-	107	3,640
Substandard	4,579	3,948	-	34	8,561
Doubtful	-	-	-	-	-
	$496,684	161,795	39,355	23,428	721,262

	December 31, 2019
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$392,572	176,532	41,471	25,421	635,996
Special mention	2,267	775	-	261	3,303
Substandard	3,406	2,431	-	51	5,888
Doubtful	-	-	-	-	-
	$398,245	179,738	41,471	25,733	645,187

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

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	September 30, 2020	December 31, 2019
Commercial
Owner occupied RE	$-	-
Non-owner occupied RE	1,059	188
Construction	143	-
Business	201	235
Consumer
Real estate	2,518	1,829
Home equity	632	431
Construction	-	-
Other	-	-
Nonaccruing troubled debt restructurings	4,198	4,111
Total nonaccrual loans, including nonaccruing TDRs	8,751	6,794
Other real estate owned	1,684	-
Total nonperforming assets	$10,435	6,794
Nonperforming assets as a percentage of:
Total assets	0.42%	0.30%
Gross loans	0.50%	0.35%
Total loans over 90 days past due	$2,742	2,038
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	5,277	5,219

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

		September 30, 2020
		Recorded investment
			Impaired loans	Impaired loans
	Unpaid		with no related	with related	Related
	Principal	Impaired	allowance for	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses	loan losses
Commercial
Owner occupied RE	$2,316	2,296	1,843	453	92
Non-owner occupied RE	3,114	2,143	610	1,533	455
Construction	143	143	143	-	-
Business	2,919	2,483	281	2,202	910
Total commercial	8,492	7,065	2,877	4,188	1,457
Consumer
Real estate	4,206	4,031	3,152	879	75
Home equity	2,982	2,794	2,439	355	252
Construction	-	-	-	-	-
Other	138	138	-	138	18
Total consumer	7,326	6,963	5,591	1,372	345
Total	$15,818	14,028	8,468	5,560	1,802

		December 31, 2019
		Recorded investment
			Impaired loans	Impaired loans
	Unpaid		with no related	with related	Related
	Principal	Impaired	allowance for	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses	loan losses
Commercial
Owner occupied RE	$2,791	2,726	2,270	456	75
Non-owner occupied RE	4,512	4,051	2,419	1,632	465
Construction	-	-	-	-	-
Business	1,620	1,531	558	973	452
Total commercial	8,923	8,308	5,247	3,061	992
Consumer
Real estate	2,727	2,720	1,638	1,082	364
Home equity	885	838	459	379	66
Construction	-	-	-	-	-
Other	147	147	-	147	16
Total consumer	3,759	3,705	2,097	1,608	446
Total	$12,682	12,013	7,344	4,669	1,438

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended September 30, 2020		Three months ended September 30, 2019
	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income
Commercial
Owner occupied RE	$2,985	40	2,728	27
Non-owner occupied RE	3,880	63	4,077	74
Construction	72	2	-	-
Business	2,506	51	1,738	14
Total commercial	9,443	156	8,543	115
Consumer
Real estate	3,063	58	2,876	30
Home equity	2,540	22	1,668	30
Construction	-	-	-	-
Other	139	1	151	2
Total consumer	5,742	81	4,695	62
Total	$15,185	237	13,238	177

	Nine months ended		Nine months ended		Year ended
	September 30, 2020		September 30, 2019		December 31, 2019
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$2,617	73	2,742	96	2,739	128
Non-owner occupied RE	4,724	165	4,139	202	4,161	255
Construction	36	2	-	-	-	-
Business	2,270	98	1,766	61	1,582	79
Total commercial	9,647	338	8,647	359	8,482	462
Consumer
Real estate	3,207	98	3,062	97	2,771	131
Home equity	2,067	39	1,688	82	853	42
Construction	-	-	-	-	-	-
Other	143	3	154	4	153	5
Total consumer	5,417	140	4,904	183	3,777	178
Total	$15,064	478	13,551	542	12,259	640

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

The following table summarizes the activity related to the allowance for loan losses by commercial and consumer portfolio segments:

	Three months ended September 30, 2020
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$5,800	8,791	977	5,841	6,538	2,641	615	399	31,602
Provision for loan losses	2,105	2,461	217	2,274	2,936	850	87	170	11,100
Loan charge-offs	-	(375)	-	(564)	-	(100)	-	(25)	(1,064)
Loan recoveries	-	554	-	14	2	-	-	11	581
Net loan charge-offs	-	179	-	(550)	2	(100)	-	(14)	(483)
Balance, end of period	$7,905	11,431	1,194	7,565	9,476	3,391	702	555	42,219
Net charge-offs to average loans (annualized)									0.09%
Allowance for loan losses to gross loans									2.03%
Allowance for loan losses to nonperforming loans									482.43%

	Three months ended September 30, 2019
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home equity	Construction	Other	Total
Balance, beginning of period	$2,808	4,016	569	3,623	3,104	1,409	318	297	16,144
Provision for loan losses	(75)	237	(63)	588	(93)	14	8	34	650
Loan charge-offs	-	(225)	-	(709)	-	-	-	(29)	(963)
Loan recoveries	-	-	-	8	7	1	-	1	17
Net loan charge-offs	-	(225)	-	(701)	7	1	-	(28)	(946)
Balance, end of period	$2,733	4,028	506	3,510	3,018	1,424	326	303	15,848
Net charge-offs to average loans (annualized)									0.21%
Allowance for loan losses to gross loans									0.86%
Allowance for loan losses to nonperforming loans									225.51%

	Nine months ended September 30, 2020
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home equity	Construction	Other	Total
Balance, beginning of period	$2,835	4,304	541	3,692	3,278	1,447	268	277	16,642
Provision for loan losses	5,070	8,081	653	4,562	6,187	1,976	434	337	27,300
Loan charge-offs	-	(1,508)	-	(735)	-	(100)	-	(70)	(2,413)
Loan recoveries	-	554	-	46	11	68	-	11	690
Net loan charge-offs	-	(954)	-	(689)	11	(32)	-	(59)	(1,723)
Balance, end of period	$7,905	11,431	1,194	7,565	9,476	3,391	702	555	42,219
Net charge-offs to average loans (annualized)									0.11%

	Nine months ended September 30, 2019
	Commercial				Consumer
	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home equity	Construction	Other	Total
Balance, beginning of period	$2,726	3,811	615	3,616	3,081	1,348	275	290	15,762
Provision for loan losses	117	454	(109)	577	(99)	174	51	85	1,250
Loan charge-offs	(110)	(239)	-	(709)	-	(100)	-	(82)	(1,240)
Loan recoveries	-	2	-	26	36	2	-	10	76
Net loan charge-offs	(110)	(237)	-	(683)	36	(98)	-	(72)	(1,164)
Balance, end of period	$2,733	4,028	506	3,510	3,018	1,424	326	303	15,848
Net charge-offs to average loans (annualized)									0.09%

The following table disaggregates the allowance for loan losses and recorded investment in loans by impairment methodology.

	September 30, 2020
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,457	345	1,802	7,065	6,963	14,028
Collectively evaluated	26,638	13,779	40,417	1,350,213	714,299	2,064,512
Total	$28,095	14,124	42,219	1,357,278	721,262	2,078,540

	December 31, 2019
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$992	446	1,438	8,308	3,705	12,013
Collectively evaluated	10,380	4,824	15,204	1,290,030	641,482	1,931,512
Total	$11,372	5,270	16,642	1,298,338	645,187	1,943,525

NOTE 5 – Troubled Debt Restructurings

At September 30, 2020, the Company had 22 loans totaling $9.5 million compared to 19 loans totaling $9.3 million at December 31, 2019, which were considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of the workout plan for individual loan relationships, the Company may restructure loan terms to assist borrowers facing financial challenges in the current economic environment.

A restructuring that results in only a delay in payments that is insignificant is not considered an economic concession. In accordance with the CARES Act, the Company implemented loan modification programs in response to the COVID-19 pandemic, and the Company elected the accounting policy in the CARES Act to not apply TDR accounting to loans modified for borrowers impacted by the COVID-19 pandemic. The Company granted short-term loan deferrals to five client relationships, with loans totaling $3.5 million, which were considered TDRs due to the client experiencing financial difficulty before the pandemic.

The following table summarizes the concession at the time of modification and the recorded investment in the Company’s TDRs before and after their modification for the nine months ended September 30, 2020 and 2019. New TDRs for the three months ended September 30, 2020 and 2019 were not material.

	For the nine months ended September 30, 2020
						Pre-	Post-
						modification	modification
	Renewals	Reduced or	Converted	Maturity	Total	outstanding	outstanding
	deemed a	deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Business	1	-	-	-	1	$1,037	$1,037
Consumer
Real estate	2	-	-	-	2	647	647
Home equity	3	-	-	-	3	1,852	1,852
Total loans	6	-	-	-	6	$3,536	$3,536

For the nine months ended September 30, 2019
						Pre-	Post-
						modification	modification
	Renewals	Reduced or	Converted	Maturity	Total	outstanding	outstanding
	deemed a	deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Consumer
Home equity	1	-	-	-	1	$832	$832
Total loans	1	-	-	-	1	$832	$832

As of September 30, 2020 and 2019, there were no loans modified as a TDR for which there was a payment default (60 days past due) within 12 months of the restructuring date.

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

The following table summarizes the Company’s outstanding financial derivative instruments at September 30, 2020 and December 31, 2019.

	September 30, 2020
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$138,692	Other assets	$2,963
MBS forward sales commitments	102,500	Other liabilities	(379)
Total derivative financial instruments	$241,192		$2,584

	December 31, 2019
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$26,446	Other assets	$344
MBS forward sales commitments	20,500	Other liabilities	(39)
Total derivative financial instruments	$46,946		$305

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

	September 30, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$-	5,497	-	5,497
SBA securities	-	490	-	490
State and political subdivisions	-	16,544	-	16,544
Asset-backed securities	-	11,769	-	11,769
Mortgage-backed securities	-	53,691	-	53,691
Mortgage loans held for sale	-	63,823	-	63,823
Mortgage loan interest rate lock commitments	-	2,963	-	2,963
Total assets measured at fair value on a recurring basis	$-	154,777	-	154,777

Liabilities
MBS forward sales commitments	$-	379	-	379
Total liabilities measured at fair value on a recurring basis	$-	379	-	379

	December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	499	-	499
SBA securities	-	531	-	531
State and political subdivisions	-	4,184	-	4,184
Asset-backed securities	-	13,167	-	13,167
Mortgage-backed securities	-	49,313	-	49,313
Mortgage loans held for sale	-	27,046	-	27,046
Mortgage loan interest rate lock commitments	-	344	-	344
Total assets measured at fair value on a recurring basis	$-	95,084	-	95,084

Liabilities
MBS forward sales commitments	$-	39	-	39
Total liabilities measured at fair value on a recurring basis	$-	39	-	39

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019.

	As of September 30, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	8,787	3,439	12,226
Other real estate owned	-	1,684	-	1,684
Total assets measured at fair value on a nonrecurring basis	$-	10,471	3,439	13,910

	As of December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	5,634	4,941	10,575
Total assets measured at fair value on a nonrecurring basis	$-	5,634	4,941	10,575

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

The estimated fair values of the Company’s financial instruments at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$2,589	2,589	-	-	2,589
Loans[1]	2,022,293	1,998,389	-	-	1,998,389
Financial Liabilities:
Deposits	2,181,056	2,080,946	-	2,080,946	-
Subordinated debentures	35,971	30,092	-	30,092	-

	December 31, 2019
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$6,948	6,948	-	-	6,948
Loans[1]	1,914,870	1,900,216	-	-	1,900,216
Financial Liabilities:
Deposits	1,876,124	1,772,121	-	1,772,121	-
FHLB and other borrowings	110,000	109,737	-	109,737	-
Subordinated debentures	35,890	33,250	-	33,250	-

[1]	Carrying amount is net of the allowance for loan losses and previously presented impaired loans.

NOTE 8 – Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”. As of September 30, 2020, we leased seven of our offices under various operating lease agreements. The lease agreements have maturity dates ranging from February 2022 to October 2029, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 7.46 years as of September 30, 2020.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered into. The weighted average discount rate for leases was 2.72% as of September 30, 2020.

The total operating lease costs were $616,000 and $533,000 for the three months ended September 30, 2020 and 2019, respectively, and $1.8 million and $1.6 million for the nine months ended September 30, 2020 and 2019, respectively. The right-of-use (ROU) asset, included in property and equipment, and lease liability, included in other liabilities, was $20.2 million and $21.0 million as of September 30, 2020, respectively, compared to $19.5 million and $20.1 million as of December 31, 2019, respectively. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.

Maturities of lease liabilities as of September 30, 2020 were as follows:

Operating
(dollars in thousands)	Leases
2020	$599
2021	2,400
2022	1,655
2023	1,534
2024	1,573
Thereafter	18,446
Total undiscounted lease payments	26,207
Discount effect of cash flows	5,223
Total lease liability	$20,984

NOTE 9 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three- and nine- month periods ended September 30, 2020 and 2019. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at September 30, 2020. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At September 30, 2020 and 2019, there were 337,998 and 259,656 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except share data)	2020	2019	2020	2019
Numerator:
Net income available to common shareholders	$2,217	7,412	9,727	20,661
Denominator:
Weighted-average common shares outstanding – basic	7,732,293	7,548,184	7,711,181	7,501,337
Common stock equivalents	82,972	232,320	109,164	258,274
Weighted-average common shares outstanding – diluted	7,815,265	7,780,504	7,820,345	7,759,611
Earnings per common share:
Basic	$0.29	0.98	1.26	2.75
Diluted	$0.28	0.95	1.24	2.66

NOTE 10 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The three segments include Commercial and Retail Banking, Mortgage Banking, and Corporate. The following schedule presents financial information for each reportable segment.

	Three months ended					Three months ended
	September 30, 2020					September 30, 2019
	Commercial					Commercial
	and Retail	Mortgage		Elimin-	Consol-	and Retail	Mortgage		Elimin-	Consol-
(dollars in thousands)	Banking	Banking	Corporate	ations	idated	Banking	Banking	Corporate	ation	idated
Interest income	$23,102	313	3	(3)	23,415	23,830	226	4	(4)	24,056
Interest expense	2,396	-	385	(3)	2,778	6,628	-	153	(4)	6,777
Net interest income (loss)	20,706	313	(382)	-	20,637	17,202	226	(149)	-	17,279
Provision for loan losses	11,100	-	-	-	11,100	650	-	-	-	650
Noninterest income	1,307	6,277	-	-	7,584	1,341	3,055	-	-	4,396
Noninterest expense	11,445	2,666	72	-	14,183	9,529	1,895	60	-	11,484
Net income (loss) before taxes	(532)	3,924	(454)	-	2,938	8,364	1,386	(209)	-	9,541
Income tax provision (benefit)	(128)	944	(95)	-	721	1,882	291	(44)	-	2,129
Net income (loss)	$(404)	2,980	(359)	-	2,217	6,482	1,095	(165)	-	7,412
Total assets	$2,411,966	66,915	254,721	(254,191)	2,479,411	2,187,449	13,765	234,845	(234,433)	2,201,626

	Nine months ended					Nine months ended
	September 30, 2020					September 30, 2019
	Commercial					Commercial
	and Retail	Mortgage		Elimin-	Consol-	and Retail	Mortgage		Elimin-	Consol-
(dollars in thousands)	Banking	Banking	Corporate	ations	idated	Banking	Banking	Corporate	ation	idated
Interest income	$70,480	791	13	(13)	71,271	68,283	473	9	(9)	68,756
Interest expense	11,452	-	1,325	(13)	12,764	18,649	-	480	(9)	19,120
Net interest income (loss)	59,028	791	(1,312)	-	58,507	49,634	473	(471)	-	49,636
Provision for loan losses	27,300	-	-	-	27,300	1,250	-	-	-	1,250
Noninterest income	5,987	14,721	-	-	20,708	3,739	7,741	-	-	11,480
Noninterest expense	32,134	6,841	223	-	39,198	28,604	4,716	180	-	33,500
Net income before taxes	5,581	8,671	(1,535)	-	12,717	23,519	3,498	(651)	-	26,366
Income tax provision (benefit)	1,491	1,821	(322)	-	2,990	5,107	735	(137)	-	5,705
Net income (loss)	$4,090	6,850	(1,213)	-	9,727	18,412	2,763	(514)	-	20,661
Total assets	$2,411,966	66,915	254,721	(254,191)	2,479,411	2,187,449	13,765	234,845	(234,433)	2,201,626

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three and nine month periods ended September 30, 2020 as compared to the three and nine month periods ended September 30, 2019 and assesses our financial condition as of September 30, 2020 as compared to December 31, 2019. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2019 included in our Annual Report on Form 10-K for that period. Results for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or any future period.

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

•

The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as the upcoming election, epidemics and pandemics, including the potential effects of coronavirus on trade (including supply chains and export levels, travel, employee activity and other economic activities), war or terrorist activities, essential utility outages or trade disputes and related tariffs; and

•

Other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q, and in our other filings with the SEC.

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

At September 30, 2020, we had total assets of $2.48 billion, a 9.4% increase from total assets of $2.27 billion at December 31, 2019. The largest components of our total assets are loans which were $2.08 billion and $1.94 billion at September 30, 2020 and December 31, 2019, respectively. Our liabilities and shareholders’ equity at September 30, 2020 totaled $2.26 billion and $218.7 million, respectively, compared to liabilities of $2.06 billion and shareholders’ equity of $205.9 million at December 31, 2019. The principal component of our liabilities is deposits which were $2.18 billion and $1.88 billion at September 30, 2020 and December 31, 2019, respectively.

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

Our net income to common shareholders was $2.2 million and $7.4 million for the three months ended September 30, 2020 and 2019, respectively. Diluted earnings per share (“EPS”) was $0.28 for the third quarter of 2020 as compared to $0.95 for the same period in 2019. The decrease in net income resulted primarily from a $10.5 million increase in loan loss provision recorded in the third quarter of 2020 compared to the same period in 2019, partially offset by a $3.4 million increase in net interest income and a $3.2 million increase in noninterest income.

Our net income to common shareholders was $9.7 million and $20.7 million for the nine months ended September 30, 2020 and 2019. Diluted EPS was $1.24 for the nine months ended September 30, 2020 as compared to $2.66 for the same period in 2019. The decrease in net income resulted primarily from a $26.1 million increase in loan loss provision recorded in the first nine months of 2020 compared to the same period in 2019, partially offset by an $8.9 million increase in net interest income and a $9.2 million increase in noninterest income.

RECENT EVENTS – COVID-19 PANDEMIC

The COVID-19 pandemic, which was declared a national emergency in the United States in March 2020, continues to create extensive disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. In particular, the COVID-19 pandemic has severely restricted the level of economic activity in our markets. Federal and state governments have taken, and may continue to take, unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief to businesses and individuals impacted by the pandemic. Although in various locations certain activity restrictions have been relaxed and businesses and schools have reopened with some level of success, in many states and localities the number of individuals diagnosed with COVID-19 has increased significantly, which may cause a freezing or, in certain cases, a reversal of previously announced relaxation of activity restrictions and may prompt the need for additional aid and other forms of relief.

The impact of the COVID-19 pandemic is fluid and continues to evolve, adversely affecting many of the Bank’s clients. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets. In addition, due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020, for the first time. On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00% to 1.25%. This range was further reduced to 0% to 0.25% percent on March 16, 2020. These reductions in interest rates and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on our business, financial condition and results of operations. For instance, the pandemic has had negative effects on the Bank’s interest income, provision for loan losses, and certain transaction-based line items of noninterest income.The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and the timing and pace of recovery will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our clients, employees and vendors.

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole.

As we progress through the pandemic, the majority of our team has returned to working in the office at this time; however, we maintain the ability to shift to working remotely as needed. Our offices continue to operate in a drive-thru only mode with “in-person” client meetings available by appointment to maintain the safety of our team and our clients. We believe this strategy, combined with our digital technology, has been extremely effective in serving our clients, and allowed us to consolidate our three Columbia, South Carolina offices into one location. The sale of our two Columbia office buildings was completed on October 9, 2020.

We are focused on servicing the financial needs of our commercial and consumer clients and have offered flexible loan payment arrangements, including short-term loan modifications or forbearance payments, and reduced or waived certain fees on deposit accounts. We continue to assist clients with these accommodations on a case by case basis. Future governmental actions may require these and other types of client-related responses. In response to the Paycheck Protection Program (“PPP”), established under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, we became a small business administration approved lender in an effort to assist our clients through this challenging time. We processed 853 loans under the PPP for a total of $97.5 million, receiving lender fee income of $3.9 million. As the regulations and guidance for PPP loans and the forgiveness process continued to change and evolve, management recognized the operational risk and complexity associated with this portfolio and decided to pursue the sale of the PPP loan portfolio to a third party better suited to support and serve our PPP clients through the loan forgiveness process. We believe this loan sale allowed our team to focus on serving our clients and proactively monitoring and addressing credit risk brought on by the pandemic. On June 26, 2020, we completed the sale of our PPP loan portfolio to The Loan Source Inc., together with its servicing partner, ACAP SME LLC, and immediately recognized SBA lender fee income of $2.2 million, net of sale and processing costs, which is included in other noninterest income in the consolidated financial statements.

Through September 30, 2020, we had granted deferrals on loan payments for 864 loans, with aggregate outstanding loan principal balances of approximately $626.7 million as of September 30, 2020, of which 91% were commercial loans. As of September 30, 2020, 68% of these loans have reached the end of their deferral period and have begun to resume normal payments. In addition, we expect 89% of our total modified loans to have resumed normal payment status by October 31, 2020. In addition, our loans past due 30 days or more declined during the third quarter, with commercial loans representing 0.08% and consumer loans representing 0.18% of past due loans.

In addition, as we closely monitor credit risk and our exposure to increased loan losses resulting from the impact of COVID-19 on our commercial clients, we have identified nine industry segments in our loan portfolio considered to be “at-risk” of significant impact from the pandemic. The table below identifies these segments as well as the outstanding and committed loan balances for each industry. Of the $244.4 million of loans modified in these categories as of September 30, 2020, 64% have begun to resume normal payments.

	September 30, 2020
				% of
		% of Total	Total	Committed	Total			%
	Balance	Loans	Committed	Balance	Modified	%	Deferral	Deferral
(dollars in thousands)	Outstanding	Outstanding	Balance	Outstanding	Balance	Modified	Complete	Complete
Religious organizations	$66,721	3.2%	91,548	72.9%	33,648	50.4%	4,323	12.8%
Entertainment facilities	4,709	0.2%	9,289	50.7%	824	17.5%	824	100.0%
Hotels	90,612	4.4%	108,930	83.2%	68,521	75.6%	34,075	49.7%
Personal care businesses	1,315	0.1%	1,359	96.7%	547	41.6%	547	100.0%
Restaurants	13,391	0.6%	14,946	89.6%	5,473	40.9%	5,004	91.4%
Sports facilities	22,283	1.1%	22,827	97.6%	9,165	41.1%	7,515	82.0%
Travel related businesses	1,231	0.1%	1,987	61.9%	988	80.3%	988	100.0%
Private healthcare facilities	34,318	1.6%	39,066	87.8%	20,175	58.8%	18,508	91.7%
Non-essential retail	195,498	9.4%	203,035	96.3%	105,092	53.8%	85,482	81.3%
Total	$430,078	20.7%	492,987	87.2%	244,433	56.8%	157,266	64.3%

A restructuring that results in only a delay in payments that is insignificant is not considered an economic concession. In accordance with the CARES Act, the Company implemented loan modification programs in response to the COVID-19 pandemic and the Company elected the accounting policy in the CARES Act to not apply TDR accounting to loans modified for borrowers impacted by the COVID-19 pandemic. The Company granted short-term loan deferrals to five client relationships, with loans totaling $3.5 million, which were considered TDRs due to the client experiencing financial difficulty before the pandemic. In certain cases, we have made a second three-month deferral to our clients based on individual circumstances for the borrower.

The table below provides a breakdown of loan modification requests due to the COVID-19 pandemic by type of concession. We project that modified loans with remaining deferral periods will be reduced to 3% of total loans by October 31, 2020.

	September 30, 2020
(dollars in thousands)	# Loans	Amount	% of Total Portfolio
Payment deferrals	593	$467,224	22.5%
Interest only	263	154,782	7.4%
Financial difficulty (TDR)	8	4,732	0.2%
	864	$626,738	30.1%

We continue to monitor unfunded commitments through the pandemic, including home equity lines of credit, for evidence of increased credit exposure as borrowers utilize these lines for liquidity purposes.

We are also monitoring the impact of the COVID-19 pandemic on the operations and value of our investments. We mark to market our publicly traded investments and review our investment portfolio for impairment at each period end. Because of changing economic and market conditions affecting issuers, we may be required to recognize further impairments on the securities we hold as well as reductions in other comprehensive income. We cannot currently determine the ultimate impact of the pandemic on the long-term value of our investment portfolio.

We believe there could be potential stresses on liquidity management as a result of the COVID-19 pandemic. For instance, as clients manage their own liquidity stress, we could experience an increase in the utilization of existing lines of credit.

As of September 30, 2020, all of our capital ratios, and the Bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We maintain access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the Bank.

RESULTS OF OPERATIONS

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $20.6 million for the third quarter of 2020, a 19.4% increase over net interest income of $17.3 million for the prior year. In addition, our net interest margin, on a tax-equivalent basis (TE), was 3.52% for the third quarter of 2020 compared to 3.36% in 2019.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and nine month periods ended September 30, 2020 and 2019. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended September 30,
	2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing
deposits with banks	$162,092	$63	0.15%	$111,169	$663	2.37%
Investment securities, taxable	77,365	261	1.34%	83,183	538	2.57%
Investment securities, nontaxable(2)	7,136	64	3.55%	5,097	51	3.94%
Loans(3)	2,088,746	23,042	4.39%	1,840,450	22,817	4.92%
Total interest-earning assets	2,335,339	23,430	3.99%	2,039,899	24,069	4.68%
Noninterest-earning assets	104,065			109,395
Total assets	$2,439,404			$2,149,294
Interest-bearing liabilities
NOW accounts	$264,786	50	0.08%	$215,125	159	0.29%
Savings & money market	1,021,850	1,176	0.46%	899,407	4,106	1.81%
Time deposits	296,186	1,167	1.57%	374,200	2,144	2.27%
Total interest-bearing deposits	1,582,822	2,393	0.60%	1,488,732	6,409	1.71%
FHLB advances and other borrowings	-	-	0.00%	25,037	218	3.45%
Subordinated debentures	35,954	385	4.26%	13,642	150	4.36%
Total interest-bearing liabilities	1,618,776	2,778	0.68%	1,527,411	6,777	1.76%
Noninterest-bearing liabilities	601,896			428,444
Shareholders’ equity	218,732			193,439
Total liabilities and shareholders’ equity	$2,439,404			$2,149,294
Net interest spread			3.31%			2.92%
Net interest income (tax equivalent) / margin		$20,652	3.52%		$17,292	3.36%
Less: tax-equivalent adjustment(2)		15			13
Net interest income		$20,637			$17,279
(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin (TE) increased 16 basis points to 3.52% during the third quarter of 2020 primarily due to a reduction in cost on our interest-bearing liabilities, partially offset by the decreased yield on our interest-earning assets. Our average interest-earning assets grew by $295.4 million during the third quarter of 2020, while the average yield on these assets decreased by 69 basis points to 3.99%. In addition, our average interest-bearing liabilities grew by $91.4 million during the 2020 period while the rate on these liabilities decreased 108 basis points to 0.68%.

The increase in average interest-earning assets for the third quarter of 2020 related primarily to an increase of $248.3 million in our average loan balances combined with a $50.9 million increase in federal funds sold and interest-bearing deposits with banks. The decrease in yield on our interest earning assets was driven by a 53 basis point decrease in loan yield as the Federal Reserve reduced interest rates by 225 basis points since August 2019. These rate reductions resulted in the decreased loan yield as well as a significant decrease in yield on our federal funds sold and interest bearing-deposits with banks as well as our investment securities.

The increase in our average interest-bearing liabilities resulted primarily from a $94.1 million increase in our interest-bearing deposits at an average rate of 0.60%, a 111 basis point decrease from the third quarter of 2019, combined with an increase in subordinated debentures due to the issuance of $23 million on September 30, 2019. These increases were partially offset by a $25.0 million decrease in our FHLB advances and other borrowings.

Our net interest spread was 3.31% for the third quarter of 2020 compared to 2.92% for the same period in 2019. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The decrease in both the yield on our interest-earning assets and the rate on our interest-bearing liabilities resulted in a 39 basis point increase in our net interest spread for the 2020 period. We anticipate continued pressure on our net interest spread and net interest margin in future periods as our loan yield continues to decline due to the Federal Reserve’s 225 basis point interest rate reduction since August 2019, even as our deposit costs have been reduced to historic lows.

	For the Nine Months Ended September 30,
	2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing
deposits with banks	$102,951	$218	0.28%	$71,539	$1,288	2.41%
Investment securities, taxable	69,966	979	1.87%	76,451	1,547	2.71%
Investment securities, nontaxable(2)	6,854	144	2.81%	5,270	152	3.86%
Loans(3)	2,081,034	69,963	4.49%	1,781,308	65,804	4.94%
Total interest-earning assets	2,260,805	71,304	4.21%	1,934,568	68,791	4.75%
Noninterest-earning assets	107,472			96,917
Total assets	$2,368,277			$2,031,485
Interest-bearing liabilities
NOW accounts	$248,373	309	0.17%	$200,211	386	0.26%
Savings & money market	984,794	6,614	0.90%	843,468	11,285	1.79%
Time deposits	314,288	4,272	1.82%	375,838	6,288	2.24%
Total interest-bearing deposits	1,547,455	11,195	0.97%	1,419,517	17,959	1.69%
FHLB advances and other borrowings	41,305	335	1.08%	27,136	691	3.40%
Junior subordinated debentures	35,927	1,234	4.59%	13,484	470	4.66%
Total interest-bearing liabilities	1,624,687	12,764	1.05%	1,460,137	19,120	1.75%
Noninterest-bearing liabilities	529,200			386,104
Shareholders’ equity	214,390			185,244
Total liabilities and shareholders’ equity	$2,368,277			$2,031,485
Net interest spread			3.16%			3.00%
Net interest income (tax equivalent) / margin		$58,540	3.46%		$49,671	3.43%
Less: tax-equivalent adjustment(2)		33			35
Net interest income		$58,507			$49,636
(1)	Annualized for the nine month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

During the first nine months of 2020, our net interest margin (TE) increased three basis points to 3.46%, compared to 3.43% for the first nine months of 2019, driven primarily by the increase in average interest-earning assets and the decreased rate on our interest-bearing liabilities. Our average interest-earning assets grew by $326.2 million from the prior year, with the average yield decreasing by 54 basis points. Comparatively, our average interest-bearing liabilities grew by $164.6 million, while the rate on these liabilities decreased 70 basis points. The lower costs on our interest-bearing liabilities and growth in interest-earning assets, more than offset our lower yields on such assets, resulting in our higher net interest margin.

The increase in average interest earning assets for the first nine months of 2020 related primarily to a $299.7 million increase in our average loan balances combined with a $31.4 million increase in federal funds sold and interest-bearing deposits with banks. The decrease in yield on our interest-earning assets was driven by a 45 basis point decrease in our loan yield related to the interest rate reductions by the Federal Reserve. These rate reductions also resulted in a significant decrease in yield on our federal funds sold and interest bearing-deposits with banks, as well as on our investment securities

Our average interest-bearing liabilities increased by $164.6 million during the first nine months of 2020 while the cost of our interest-bearing liabilities decreased 70 basis points. The decreased cost during 2020 was driven by a 72 basis point decrease in the average rate paid on interest-bearing deposits from the average rate for 2019, which more than offset the $127.9 million increase in our average interest-bearing deposits.

Our net interest spread was 3.16% for the first nine months of 2020 compared to 3.00% for 2019. The 16 basis point increase in our net interest spread was a result of the decrease in cost on our interest-bearing liabilities, partially offset by the decrease in yield on our interest-earning assets.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	September 30, 2020 vs. 2019				September 30, 2019 vs. 2018
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$3,078	(2,514)	(339)	225	$2,986	581	91	3,658
Investment securities	(25)	(252)	11	(266)	109	(16)	(4)	89
Federal funds sold and interest-bearing deposits with banks	304	(620)	(284)	(600)	328	46	70	444
Total interest income	3,357	(3,386)	(612)	(641)	3,423	611	157	4,191
Interest expense
Deposits	893	(4,309)	(600)	(4,016)	822	1,372	287	2,481
FHLB advances and other borrowings	(218)	-	-	(218)	(88)	30	(9)	(67)
Subordinated debentures	245	(4)	(6)	235	3	(4)	-	(1)
Total interest expense	920	(4,313)	(606)	(3,999)	737	1,398	278	2,413
Net interest income	$2,437	927	(6)	3,358	$2,686	(787)	(121)	1,778

Net interest income, the largest component of our income, was $20.6 million for the third quarter of 2020 and $17.3 million for the third quarter of 2019, a $3.4 million, or 19.4%, increase. The increase during 2020 was driven by a $4.0 million decrease in interest expense due to lower rates on our interest-bearing liabilities, partially offset by increased volume on our deposits and subordinated debentures. In addition, interest income decreased by $641,000 due to a decrease in rates across all interest earning assets, partially offset by an increase in volume of loans and federal funds sold and interest-bearing deposits with banks.

	Nine Months Ended
	September 30, 2020 vs. 2019				September 30, 2019 vs. 2018
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$11,246	(6,067)	(1,020)	4,159	$9,470	2,565	455	12,490
Investment securities	(100)	(505)	31	(574)	246	112	22	380
Federal funds sold and interest-bearing deposits with banks	565	(1,136)	(499)	(1,070)	(21)	336	(7)	308
Total interest income	11,711	(7,708)	(1,488)	2,515	9,695	3,013	470	13,178
Interest expense
Deposits	2,672	(8,212)	(1,224)	(6,764)	1,775	5,104	889	7,768
FHLB advances and other borrowings	360	(470)	(245)	(355)	(150)	44	(8)	(114)
Subordinated debentures	783	(8)	(12)	763	3	40	-	43
Total interest expense	3,815	(8,690)	(1,481)	(6,356)	1,628	5,188	881	7,697
Net interest income	$7,896	982	(7)	8,871	$8,067	(2,175)	(411)	5,481

Net interest income for the first nine months of 2020 was $58.5 million compared to $49.6 million for 2019, an $8.9 million, or 17.9%, increase. The increase was driven by a $6.4 million decrease in interest expense which was partially offset by an increase in average interest-bearing liabilities compared to the prior year period. Interest income increased $2.5 million driven by an increase in average loan balances that was partially offset by a decrease in yield on all interest earning assets.

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

For the three and nine months ended September 30, 2020, we incurred a noncash expense related to the provision for loan losses of $11.1 million and $27.3 million, respectively, which resulted in an allowance for loan losses of $42.2 million, or 2.03% of gross loans. Comparatively, our provision for loan losses was $650,000 and $1.3 million for the three and nine months ended September 30, 2019, respectively, resulting in an allowance for loan losses of $15.8 million, or 0.86% of gross loans. The increased provision during 2020 was driven by qualitative environmental factors related to the uncertain economic and business conditions at the national, regional and local levels at September 30, 2020. Reported cases of COVID-19 are rising in each of our markets, the likelihood of a widely distributed vaccine has been delayed until late 2021 and payment relief programs are ending. Recently, the reported number of permanent job losses are shown to be increasing across all industries, and there is much uncertainty in the political realm. In addition, the number of modified loans in our portfolio is higher than many peer banks, and our nonperforming assets have increased to 0.42% of total assets at September 30, 2020, compared to 0.36% at June 30, 2020 and 0.30% at December 31, 2019.

Also, the tourism and hospitality industries have been deeply impacted by the pandemic. Of the $104.0 million of restaurant and hotel loans in our portfolio at September 30, 2020, $74.0 million, or 71.1%, requested deferral arrangements with 47.2% remaining in a deferral arrangement at the end of the third quarter. While the hotel industry has seen some improvement in the past 90 days, the fourth quarter is typically a slower time for leisure travel with the exception of a few weeks of holiday travel. Business travel is not expected to resume to pre-COVID levels until the latter part of 2021 and into 2022 which will further strain hotel and restaurant owners who have exhausted their reserves in the past six months, and new hotel openings are being delayed until at least the first quarter of 2021 due to the projected weak demand.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019
Mortgage banking income	$6,277	3,055	14,721	7,741
Service fees on deposit accounts	211	271	670	802
ATM and debit card income	465	464	1,258	1,287
Income from bank owned life insurance	270	282	810	720
Other income	361	324	3,249	930
Total noninterest income	$7,584	4,396	20,708	11,480

Noninterest income increased $3.2 million, or 72.5%, for the third quarter of 2020 as compared to the same period in 2019. The increase in total noninterest income resulted primarily from the following:

•

Mortgage banking income increased by $3.2 million, or 105.5%, driven by higher mortgage origination volume due to the favorable interest rate environment for mortgage loans.

•

Other income increased by $37,000, or 11.4%, related to higher loan and wire transfer fees.

Offsetting the above increases were decreases in service fees on deposit accounts which are directly related to the impact of COVID-19 as we have waived certain service fees in an effort to assist our clients during this time.

Noninterest income increased $9.2 million, or 80.4%, during the first nine months of 2020 as compared to the same period in 2019. The increase in total noninterest income resulted primarily from increased mortgage banking income due to the favorable interest rate envrionment, income from bank owned life insurance and other income, which includes net SBA lender fee income of $2.2 million related to PPP loans originated and sold to a third party during the second quarter of 2020.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019
Compensation and benefits	$8,894	7,668	25,216	21,850
Occupancy	1,602	1,416	4,635	4,099
Real estate owned expenses	673	-	673	-
Outside service and data processing costs	1,225	1,073	3,646	3,078
Insurance	377	145	995	743
Professional fees	568	399	1,591	1,252
Marketing	176	237	535	733
Other	668	546	1,907	1,745
Total noninterest expense	$14,183	11,484	39,198	33,500

Noninterest expense was $14.2 million for the third quarter of 2020, a $2.7 million, or 23.5%, increase from noninterest expense of $11.5 million for the third quarter of 2019. The increase in noninterest expenses was driven primarily by the following:

•

Compensation and benefits expense increased $1.2 million, or 16.0%, relating primarily to increases in base compensation, mortgage commissions and benefits expenses.

•

Occupancy expense increased $186,000, or 13.1%, primarily related to opening new office space in Summerville, SC and Greensboro, NC during the second half of 2019 as well as expanding our current office space in Atlanta during the third quarter of 2020.

•

Real estate owned expenses increased $673,000 primarily due to a valuation adjustment on one commercial property.

•

Outside service and data processing fees increased by $152,000, or 14.2%, primarily due to increased electronic banking and software licensing costs.

•

Professional fees increased $169,000, or 42.4%, largely due to increases in legal expenses, loan appraisals and attorney costs and professional fees related to mortgage originations.

Noninterest expense was $39.2 million for the first nine months of 2020, a $5.7 million, or 17.0%, increase from the prior year. The increase in total noninterest expense resulted primarily from increases in compensation and benefits, occupancy, real estate owned expenses, outside service and data processing costs and professional fees, as noted above.

Our efficiency ratio was 50.3% for the third quarter of 2020 compared to 53.0% for 2019. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The improvement during the 2020 period relates primarily to the increase in mortgage banking income.

We incurred income tax expense of $721,000 and $2.1 million for the third quarters of 2020 and 2019, respectively, and $3.0 million and $5.7 million for the nine months ended September 30, 2020 and 2019, respectively. Our effective tax rate was 23.5% and 21.6% for the first nine months of 2020 and 2019, respectively. The higher tax rate in 2020 relates to the greater impact of various employee stock option transactions that occurred during the 2019 period.

Balance Sheet Review

Investment Securities

At September 30, 2020, the $90.6 million in our investment securities portfolio represented approximately 3.7% of our total assets. Our available for sale investment portfolio included U.S. government agency securities, SBA securities, state and political subdivisions, asset-backed securities and mortgage-backed securities with a fair value of $88.0 million and an amortized cost of $86.9 million, resulting in an unrealized gain of $1.1 million. At December 31, 2019, the $74.6 million in our investment securities portfolio represented approximately 3.3% of our total assets, including investment securities with a fair value of $67.7 million and an amortized cost of $68.1 million for an unrealized loss of $377,000.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans excluding mortgage loans held for sale for the nine months ended September 30, 2020 and 2019 were $2.08 billion and $1.78 billion, respectively. Before the allowance for loan losses, total loans outstanding at September 30, 2020 and December 31, 2019 were $2.08 billion and $1.94 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of September 30, 2020, our loan portfolio included $1.75 billion, or 84.3%, of real estate loans, compared to $1.61 billion, or 82.8%, at December 31, 2019. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. Home equity lines of credit totaled $161.8 million as of September 30, 2020, of which approximately 46% were in a first lien position, while the remaining balance was second liens. At December 31, 2019 our home equity lines of credit totaled $179.7 million of which approximately 44% were in first lien positions with the remaining balance in second liens. The average loan had a balance of approximately $84,000 and a loan to value of 64% as of September 30, 2020, compared to an average loan balance of $90,000 and a loan to value of approximately 68% as of December 31, 2019. Further, 0.7% and 0.4% of our total home equity lines of credit were over 30 days past due as of September 30, 2020 and December 31, 2019, respectively.

Following is a summary of our loan composition at September 30, 2020 and December 31, 2019. During the first nine months of 2020, our loan portfolio increased by $135.0 million, or 6.9%, with a 4.5% increase in commercial loans and an 11.8% increase in consumer loans during the period. The majority of the increase was in loans secured by real estate. Our consumer real estate portfolio includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $417,000, a term of 18 years, and an average rate of 4.02% as of September 30, 2020, compared to a principal balance of $386,000, a term of 14 years, and an average rate of 4.46% as of December 31, 2019.

	September 30, 2020		December 31, 2019
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$419,316	20.2%	$407,851	21.0%
Non-owner occupied RE	570,139	27.4%	501,878	25.8%
Construction	64,063	3.1%	80,486	4.1%
Business	303,760	14.6%	308,123	15.9%
Total commercial loans	1,357,278	65.3%	1,298,338	66.8%

Consumer
Real estate	496,684	23.9%	398,245	20.5%
Home equity	161,795	7.8%	179,738	9.3%
Construction	39,355	1.9%	41,471	2.1%
Other	23,428	1.1%	25,733	1.3%
Total consumer loans	721,262	34.7%	645,187	33.2%
Total gross loans, net of deferred fees	2,078,540	100.0% %	1,943,525	100.0%
Less—allowance for loan losses	(42,219)		(16,642)
Total loans, net	$2,036,321		$1,926,883

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of September 30, 2020 and December 31, 2019, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	September 30, 2020	December 31, 2019
Commercial	$1,403	423
Consumer	3,150	2,260
Nonaccruing troubled debt restructurings	4,198	4,111
Total nonaccrual loans	8,751	6,794
Other real estate owned	1,684	-
Total nonperforming assets	$10,435	6,794

At September 30, 2020, nonperforming assets were $10.4 million, or 0.42% of total assets and 0.50% of gross loans. Comparatively, nonperforming assets were $6.8 million, or 0.30% of total assets and 0.35% of gross loans at December 31, 2019. Nonaccrual loans increased $2.0 million during the first nine months of 2020 due primarily to $7.8 million of new loans on nonaccrual combined with $2.5 million of nonaccrual loans paid off and $3.3 million of loans charged off or transferred to real estate owned. The amount of foregone interest income on the nonaccrual loans in the first nine months of 2020 and 2019 was approximately $204,000 and $28,000, respectively.

At September 30, 2020 and 2019, the allowance for loan losses represented 482.4% and 225.5% of the total amount of nonperforming loans, respectively. A significant portion, or approximately 98%, of nonperforming loans at September 30, 2020 was secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.

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

In addition, at September 30, 2020, 84.3% of our loans were collateralized by real estate and 90% of our impaired loans were secured by real estate. We utilize third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of September 30, 2020, we did not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At September 30, 2020, impaired loans totaled $14.0 million, for which $5.6 million of these loans had a reserve of approximately $1.8 million allocated in the allowance. During the first nine months of 2020, the average recorded investment in impaired loans was approximately $13.0 million. Comparatively, impaired loans totaled $12.0 million at December 31, 2019 for which $4.7 million of these loans had a reserve of approximately $1.4 million allocated in the allowance. During 2019, the average recorded investment in impaired loans was approximately $12.3 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of September 30, 2020, we determined that we had loans totaling $9.5 million that we considered TDRs compared to $9.3 million as of December 31, 2019. The increase during the first nine months of 2020 was driven by five client relationships with loans totaling $3.5 million that were modified due to the COVID-19 pandemic and considered to be TDRs due to experiencing financial difficulty prior to the COVID-19 pandemic.

Allowance for Loan Losses

The allowance for loan losses was $42.2 million and $15.8 million at September 30, 2020 and 2019, respectively, or 2.03% of outstanding loans at September 30, 2020 and 0.86% of outstanding loans at September 30, 2019. At December 31, 2019, our allowance for loan losses was $16.6 million, or 0.86% of outstanding loans.

During the nine months ended September 30, 2020, we charged-off $2.4 million of loans and recorded $690,000 of recoveries on loans previously charged-off, for net charge-offs of $1.7 million. Comparatively, we charged-off $1.2 million of loans and recorded $76,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $1.2 million for the first nine months of 2019. The $25.6 million increase in the allowance for loan losses during the first nine months of 2020 is driven by the impact of the COVID-19 pandemic and qualitative adjustment factors related to the uncertain economic conditions at both the national and regional levels at September 30, 2020, such as the continued impact of the pandemic on the tourism and hospitality industries, an increase in permanent job losses, and uncertainty in the political realm. We expect economic uncertainty to continue for [at least] the next few quarters which may result in a significant increase to the allowance for loan losses for the remainder of 2020 and into 2021.

Following is a summary of the activity in the allowance for loan losses.

	Nine months ended
	September 30,		Year ended
(dollars in thousands)	2020	2019	December 31, 2019
Balance, beginning of period	$16,642	15,762	15,762
Provision	27,300	1,250	2,300
Loan charge-offs	(2,413)	(1,240)	(1,515)
Loan recoveries	690	76	95
Net loan charge-offs	(1,723)	(1,164)	(1,420)
Balance, end of period	$42,219	15,848	16,642

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

Our retail deposits represented $2.13 billion, or 97.9% of total deposits at September 30, 2020, while our out-of-market, or brokered, deposits represented $46.5 million, or 2.1% of our total deposits at September 30, 2020. At December 31, 2019, retail deposits represented $1.81 billion, or 96.4% of our total deposits, and brokered CDs were $67.4 million, representing 3.6% of our total deposits. Our loan-to-deposit ratio was 95% at September 30, 2020 and 104% at December 31, 2019.

The following is a detail of our deposit accounts:

	September 30,	December 31,
(dollars in thousands)	2020	2019
Non-interest bearing	$575,195	397,331
Interest bearing:
NOW accounts	284,490	228,680
Money market accounts	1,025,518	898,923
Savings	23,837	16,258
Time, less than $100,000	38,510	47,941
Time and out-of-market deposits, $100,000 and over	233,506	286,991
Total deposits	$2,181,056	1,876,124

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $2.01 billion and $1.66 billion at September 30, 2020, and December 31, 2019, respectively.

The following table shows the average balance amounts and the average rates paid on deposits.

	Nine months ended
	September 30,
	2020		2019
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$490,343	-%	$354,334	-%
Interest-bearing demand deposits	248,373	0.17%	200,211	0.26%
Money market accounts	963,885	0.92%	828,083	1.82%
Savings accounts	20,909	0.05%	15,385	0.06%
Time deposits less than $100,000	42,649	1.49%	62,463	1.92%
Time deposits greater than $100,000	272,026	1.86%	313,375	2.30%
Total deposits	$2,038,185	0.73%	$1,773,851	1.35%

During the first nine months of 2020, our average transaction account balances increased by $325.5 million, or 23.3%, from the prior year, while our average time deposit balances decreased by $61.2 million, or 16.3%.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at September 30, 2020 was as follows:

(dollars in thousands)	September 30, 2020
Three months or less	$74,972
Over three through six months	81,220
Over six through twelve months	52,333
Over twelve months	24,981
Total	$233,506

Included in time deposits of $100,000 or more at September 30, 2020 is $46.5 million of wholesale CDs scheduled to mature within the next 12 months at a weighted average rate of 1.86%. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at September 30, 2020 and December 31, 2019 were $169.1 million and $220.1 million, respectively.

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

At September 30, 2020 and December 31, 2019, cash and cash equivalents totaled $162.9 million and $127.8 million, respectively, or 6.6% and 5.6% of total assets, respectively. Our investment securities at September 30, 2020 and December 31, 2019 amounted to $90.6 million and $74.6 million, respectively, or 3.7% and 3.3% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain five federal funds purchased lines of credit with correspondent banks totaling $118.5 million for which there were no borrowings against the lines of credit at September 30, 2020.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at September 30, 2020 was $540.5 million, based on the Bank’s $2.0 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at September 30, 2020 and December 31, 2019 we had $204.3 million and $238.1 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $15.0 million, which was unused at September 30, 2020. The line of credit was renewed on June 29, 2020 at an interest rate of LIBOR plus 3.50% and a maturity date of December 31, 2021.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $218.7 million at September 30, 2020 and $205.9 million at December 31, 2019. The $12.9 million increase from December 31, 2019 is primarily related to net income of $9.7 million during the first nine months of 2020, stock option exercises and expenses of $2.0 million, and $1.2 million in other comprehensive income.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the three months ended September 30, 2020 and the year ended December 31, 2019. Since our inception, we have not paid cash dividends.

	September 30, 2020	December 31, 2019
Return on average assets	0.36%	1.35%
Return on average equity	4.03%	14.72%
Return on average common equity	4.03%	14.72%
Average equity to average assets ratio	8.97%	9.16%
Tangible common equity to assets ratio	8.82%	9.08%

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

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of September 30, 2020, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

	September 30, 2020
			For capital		To be well capitalized
			adequacy purposes		under prompt
			minimum plus the		corrective
			capital conservation		action provisions
		Actual	buffer		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$269,975	13.71%	206,764	10.50%	196,918	10.00%
Tier 1 Capital (to risk weighted assets)	245,143	12.45%	167,380	8.50%	157,535	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	245,143	12.45%	137,843	7.00%	127,997	6.50%
Tier 1 Capital (to average assets)	245,143	10.05%	97,534	4.00%	121,918	5.00%

	December 31, 2019
			For capital		To be well capitalized
			adequacy purposes		under prompt
			minimum plus the		corrective
			capital conservation		action provisions
		Actual	buffer		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$250,847	13.31%	$197,935	10.50%	$188,510	10.00%
Tier 1 Capital (to risk weighted assets)	234,205	12.42%	160,233	8.50%	150,807	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	234,205	12.42%	131,957	7.00%	122,531	6.50%
Tier 1 Capital (to average assets)	234,205	10.80%	86,772	4.00%	108,465	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

	September 30, 2020
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$278,717	14.15%	206,764	10.50%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	230,884	11.72%	167,380	8.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	217,884	11.06%	137,843	7.00%	N/A	N/A
Tier 1 Capital (to average assets)	230,884	9.47%	97,534	4.00%	N/A	N/A

	December 31, 2019
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$258,800	13.73%	$197,935	10.50%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	219,158	11.63%	160,233	8.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	206,158	10.94%	131,957	7.00%	N/A	N/A
Tier 1 Capital (to average assets)	219,158	10.10%	86,772	4.00%	N/A	N/A

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2020, unfunded commitments to extend credit were $479.4 million, of which $111.1 million were at fixed rates and $368.3 million were at variable rates. At December 31, 2019, unfunded commitments to extend credit were $426.6 million, of which approximately $105.0 million were at fixed rates and $321.7 million were at variable rates. A significant portion of the unfunded commitments related to consumer home equity lines of credit. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At September 30, 2020 and December 31, 2019, there were commitments under letters of credit for $9.6 million and $9.9 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of September 30, 2020, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Change in net interest
Interest rate scenario	income from base
Up 300 basis points	14.86%
Up 200 basis points	9.56%
Up 100 basis points	4.34%
Base	-
Down 100 basis points	(2.61)%
Down 200 basis points	(3.34)%
Down 300 basis points	(4.57)%

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

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Our Critical Accounting Policies are the allowance for loan losses, fair value of financial instruments and income taxes. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations. A brief discussion of each of these areas appears in our 2019 Annual Report on Form 10-K. During the first nine months of 2020, we did not significantly alter the manner in which we applied our Critical Accounting Policies or developed related assumptions and estimates.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the company’s financial position, results of operations or cash flows.

Item 1A. RISK FACTORS.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Warning Regarding Forward-Looking Statements” and set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.
(b)	Not applicable.
(c)	Issuer Purchases of Registered Equity Securities

The following table reflects share repurchase activity during the third quarter of 2020:

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value) of
			Units)	Shares (or
	(a) Total		Purchased as	Units) that May
	Number of		Part of Publicly	Yet Be
	Shares (or	(b) Average	Announced	Purchased
	Units)	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share (or Unit)	Programs	or Programs
July 1 – July 31	-	$-	-	383,650
August 1 – August 31	-	-	-	383,650
September 1 – September 30	-	-	-	383,650
Total	-		-	383,650*

*On March 11, 2020, the Company announced a share repurchase plan allowing us to repurchase up to 383,650 shares of our common stock (the “Repurchase Plan”). As of September 30, 2020, we have not repurchased any of the shares authorized for repurchase under the Repurchase Plan. The Company is not obligated to purchase any such shares under the Repurchase Plan, and the Repurchase Plan may be discontinued, suspended or restarted at any time; however, repurchases under the Repurchase Plan after December 31, 2020 would require additional approval of our Board of Directors and the Federal Reserve.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Amendments to Bylaws.

On October 27, 2020, our Board of Directors amended the Company’s Amended and Restated Bylaws to delete the mandatory retirement age of directors found in Article 3, Section 6, to more closely mirror the director qualification provisions found in the Bank’s Bylaws. A copy of the Amendment to Amended and Restated Bylaws dated October 27, 2020 is attached hereto as Exhibit 3.1.

Appointment of Director.

On October 27, 2020, following the enactment of the Amendment to Company’s Amended and Restated Bylaws referenced immediately above, our Board of Directors appointed Tecumseh “Tee” Hooper, Jr. as a Class III director to fill the vacancy caused by his ineligibility to serve as a Company director following the expiration of his prior term as a director as of the Company’s annual shareholder meeting held on May 12, 2020. Mr. Hooper was ineligible at that time for re-election due to his age exceeding the mandatory retirement age previously set forth in Article 3, Section 6 of the Company’s Amended and Restated Bylaws as then in effect. Mr. Hooper’s current term as a director, following his appointment, will end at the Company’s 2021 annual shareholder meeting.

Biographical and other information about Mr. Hooper that is required to be disclosed is contained in the Company’s Proxy Statement filed with the SEC on March 30, 2020, which is incorporated herein by reference. The Company expects that Mr. Hooper will be re-appointed to the (i) Audit, (ii) Personnel, Nominating & Corporate Governance and (iv) Finance Committees. Mr. Hooper is not a party to any transaction that would be required to be disclosed under Section 404(a) of Regulation S-K.

Item 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Amendment to Amended and Restated Bylaws

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: November 2, 2020	/s/ R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2020	/s/ Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)