Form 10-K
period 2020-12-31
SOUTHERN FIRST BANCSHARES INC
filed 2021-03-02
CIK 1090009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year December 31, 2020.

Or

☐ Transition Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act of 1934

For the Transition Period from _________ to __________

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2020 (based on the average bid and ask price of the Common Stock as quoted on the NASDAQ Global Market on June 30, 2020), was $200,936,188.

7,797,098 shares of the registrant’s common stock were outstanding as of February 22, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 18, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Southern First Bancshares, Inc.

CAUTIONARY NOTE REGARDING

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operation, plans, business strategy, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1 A. Risk Factors and the following:

•

The impact of the outbreak of the novel coronavirus, or COVID-19, on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act), and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;

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

•

The success and costs of our expansion into the Charlotte, North Carolina, Greensboro, North Carolina and Atlanta, Georgia markets and into potential new markets;

•

Changes in the interest rate environment which could reduce anticipated or actual margins;

•

Changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including as a result of the new presidential administration and Democratic control of Congress;

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

•

Risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;

•

Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed;

•

The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs; and

•

Other risks and uncertainties detailed in this Annual Report on Form 10-K and, from time to time, in our other filings with the Securities and Exchange Commission (“SEC”).

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Annual Report on Form 10-K. We make these forward-looking as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements, except as required by applicable law.

PART I

Item 1. Business

General

Southern First Bancshares, Inc. (the “Company”) was incorporated in March 1999 under the laws of South Carolina and is a bank holding company registered under the Bank Holding Company Act of 1956. Our primary business is to serve as the holding company for Southern First Bank (the “Bank”), a South Carolina state bank. The Bank is a commercial bank with eight retail offices located in the Greenville, Columbia, and Charleston markets of South Carolina, two retail offices in the Raleigh and Greensboro markets of North Carolina and one retail office in Atlanta, Georgia. As of February 3, 2021, we have obtained approval to open a retail office in the Charlotte, North Carolina market.

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

Commercial and Retail Banking. The Company’s primary business is to provide traditional deposit and lending products and services to its commercial and retail banking clients. The commercial and retail banking segment employs 220 of the Company’s full-time equivalent (“FTE”) employees.

Mortgage Banking. The mortgage banking segment provides mortgage loan origination services for loans that will be sold in the secondary market to investors and employs 34 FTE employees.

Corporate Operations. Corporate operations is comprised primarily of compensation and benefits for certain members of management and interest on company debt. There are no direct employees of corporate operations, however a portion of the salaries related to executive management and finance are allocated to this segment.

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

Our ClientFIRST model focuses on achieving cost efficiencies by diligently managing the growth of our number of employees and banking offices. We believe that the identification of talented bankers will drive our growth strategy, as opposed to a more general desire to enter a specific geography or market. This strategy translates into a smaller number of brick and mortar offices relative to our size and compared to peer banks, but larger overall deposit balances in our offices as compared to peers. As a result, our offices average approximately $192.8 million in total deposits. We believe this style of banking allows us to deliver exceptional client service, while achieving lower efficiency ratios relative to certain of our local competitors, as evidenced by our 50.2% efficiency ratio for the year ended December 31, 2020.

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

Attractive South Carolina, North Carolina and Georgia Markets. We have eight banking offices located in Greenville, Columbia and Charleston, South Carolina, which are the three largest markets in South Carolina, two banking offices located in Raleigh and Greensboro, North Carolina, which are the second and third largest markets in North Carolina, respectively, and one banking office located in Atlanta, Georgia, which is the largest market in Georgia. The following table illustrates our market share, by insured deposits as of the dates indicated, in these six markets:

Market(1)	Total Offices	Our Market Deposits at June 30, 2020	Total Market Deposits(2)
		(Dollars in thousands)
Greenville	4	$1,058,852	$20,841,299
Charleston	3	520,189	17,469,438
Columbia	1	345,834	24,167,787
Atlanta	1	158,661	193,980,517
Raleigh	1	71,387	34,603,975
Greensboro	1	33,721	15,329,756

(1)	Represents the metropolitan statistical area (“MSA”) for each market.
(2)	The total market deposits data displayed are as of June 30, 2020 as reported by the FDIC.

Greenville. The city of Greenville is located in Greenville County, South Carolina approximately midway between Atlanta and Charlotte on the heavily traveled I-85 business corridor. The Greenville-Anderson MSA is the most populous market in South Carolina with an estimated 920,477 residents as of 2019. The median household income for the Greenville-Anderson MSA was $55,790 for 2019. A large and diverse metropolitan area, the Greenville-Anderson-Mauldin MSA is one of the southeast region’s premier areas for business, serving as headquarters for Michelin and Hubbell Lighting as well as hosting significant operations for BMW and Lockheed Martin.

Columbia. The city of Columbia is located in Richland County, South Carolina and its surrounding suburban areas expand into adjoining Lexington County. Columbia is the state capital, the largest city in the state and the home of the University of South Carolina and Fort Jackson, the Army’s largest Initial Entry Training Center. The Columbia MSA is the second most populous market in the state with an estimated population of 838,433 residents as of 2019. The median household income for the Columbia MSA was $53,765 for 2019.

Charleston. The city of Charleston is located in Charleston County, South Carolina. The Charleston-North Charleston MSA is the third most populous market in the state with an estimated population of 802,122 residents as of 2019. Charleston is home to the deepest port in the Southeast and boasts top companies in the aerospace, biomedical and technology fields such as Boeing, the Medical University of South Carolina (MUSC) and Blackbaud. The median household income for the Charleston-North Charleston MSA was approximately $64,283 for 2019. One of our retail offices in the Charleston market is located in the city of Mount Pleasant, which is located just north of Charleston in Charleston County and ranks as the fourth largest city in South Carolina.

Raleigh. The city of Raleigh is the second largest city in the state and is located in Wake County, North Carolina. The Raleigh-Cary MSA is one of the most populous markets in the state of North Carolina with an estimated population of 1.39 million residents as of 2019. Raleigh is the state capital and is home to North Carolina State University and is part of the Research Triangle area, together with Durham, North Carolina (home of Duke University) and Chapel Hill, North Carolina (home of the University of North Carolina at Chapel Hill). The median household income for the Raleigh MSA was approximately $75,165 for 2019.

Greensboro. The city of Greensboro is the third largest city in North Carolina and is located in Guilford County. The Greensboro-High Point MSA has an estimated population of 771,851 residents as of 2019. Greensboro has traditionally been a fixture in the textiles, tobacco and furniture industries while also moving towards an increased presence of high-tech, aviation and transportation/logistics sectors. Greensboro, along with Winston-Salem and High Point, is commonly referred to as the Triad region of North Carolina and is home to companies such as Honda Aircraft, Lincoln Financial Group and Volvo Trucks of North America. The median household income for the Greensboro MSA was approximately $50,026 for 2019.

Atlanta. The Atlanta-Sandy Springs-Alpharetta MSA has the ninth largest population in the U.S. with 6.02 million residents as of 2019. Atlanta is the state capital of, and largest city in, Georgia and is the world headquarters of corporations such as Coca-Cola, Home Depot, UPS, Delta Airlines and Turner Broadcasting. The median household income for the Atlanta MSA is $69,464.

We believe that the demographics and growth characteristics of these six markets will provide us with significant opportunities to further develop existing client relationships and expand our client base.

In addition, on February 3, 2021, we obtained regulatory approval to open a retail office in the Charlotte, North Carolina market. The Charlotte-Concord-Gastonia MSA is among the top 25 largest populations in the U.S. with 2.64 million residents as of 2019. Charlotte is the largest manufacturing region in the Carolinas and is the second largest financial hub in the country. Charlotte is also home to many Fortune 500 companies including Duke Energy, Honeywell and Lowe’s. The median household income for the Charlotte MSA was $69,464 in 2019. We believe that our entrance into the Charlotte market will provide us with further opportunity to expand our client base.

Experienced Management Team, Dedicated Board of Directors and Talented Employees. Our senior management team is led by R. Arthur Seaver, Jr., Michael D. Dowling, Calvin C. Hurst and Silvia T. King whose biographies are included below. These executives lead a team of 23 additional senior team members which we believe compares favorably to any community bank management team assembled in South Carolina.

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

Calvin C. Hurst has served as Chief Banking Officer of our Company and our Bank since March 2019. Mr. Hurst has over 14 years of banking experience. From 2006 to 2008, Mr. Hurst served as a commercial underwriter for RBC Bank, and from 2008 to 2015 he served as commercial relationship manager for PNC Bank. Before joining Southern First, Mr. Hurst served as regional vice president for TD Bank. Mr. Hurst is a 2005 graduate of Furman University, with a Bachelor’s degree in Business Administration and Economics.

Silvia T. King has served as Chief Human Resources Officer of our Company and our Bank since March 2018. Ms. King has over 17 years of Human Resources leadership experience. From 2003 to 2006, Ms. King served in various human resource roles with Monsanto Company and from 2007 to 2009, she served in senior management roles with Select Comfort Corporation. From 2009 to 2016, Ms. King served as senior human resources consultant for FGP International, a professional staffing firm in Greenville, South Carolina, and most recently as a human resources instructor with e-Cornell University. Ms. King holds degrees in Psychology and International Marketing from Clemson University and a Master of Human Resources degree from the University of South Carolina. She has also earned both her Senior Professional in Human Resources through the HR Certification Institute as well as her Senior Certified Professional designations through the Society of Human Resource Management.

In addition to Messrs. Seaver, Dowling, and Hurst and Ms. King, our executive management team consists of nine individuals who bring an average of 29 years of experience in the banking industry.

The management team is complemented by our dedicated board of directors with extensive local market knowledge and a wide range of experience including accounting, business, banking, manufacturing, insurance, management and finance. We believe that our management’s and board’s incentives are closely aligned with our shareholders through the ownership of a substantial amount of our stock. As of December 31, 2020, our executive officers and board of directors owned an aggregate of 580,606 shares of our common stock, including options to purchase shares of our common stock, which represented approximately 7.41% of the fully-diluted amount of our common stock outstanding. We believe that our officers’ and directors’ experience and local market knowledge are valuable assets and will enable them to guide us successfully in the future.

In addition, we believe that we have assembled a group of highly talented employees by being an employer of choice in the markets we serve. We employed a total of 254 FTE employees as of December 31, 2020. Our employees are skilled in the areas of banking, information technology, management, sales, advertising and marketing, among others. We strive to provide an “umbrella for great talent,” characterized by a culture of transparency and collaboration which permeates all levels of the organization. To drive our culture of transparency and collaboration, our employees engage in a series of weekly meetings to understand the goals and plan for each week. These meetings are intended to remind our employees of our vision, strategy and ClientFIRST service, and provide our employees with information regarding monthly and quarterly goals and client or prospect needs. In addition, each week is started with a meeting of all Senior and Executive Vice Presidents to ensure that all team members are informed on the latest developments of our Company. Our employees and their ClientFIRST approach to service have been instrumental to our success.

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

Provide a Distinctive Client Experience. Our markets have been subject to consolidation of local community banks primarily by larger, out-of-state financial institutions. We believe there is a large client base in our markets that prefers doing business with a local institution and may be dissatisfied with the service offered by national and larger regional banks. We believe that the exceptional level of professional service provided to our clients as a result of our ClientFIRST model provides us with a distinct competitive advantage over our local competitors. We also believe that technology innovation will continue to play a critical role in retaining clients and winning new business. We believe that our current mobile banking, on-line banking and cash management offerings are industry-leading solutions amongst community banks. During 2020, 74% of deposits were acquired through our office network, 21% came through the commercial remote deposit capture channel and the remaining 5% came through consumer mobile deposits. We believe that the volume in remote deposit capture and mobile deposit channels will continue to increase over time as more clients become acquainted with the convenience these services provide. By delivering superior professional service through our ClientFIRST model, coupled with our deep understanding of our markets and our commitment to providing the latest technology solutions to meet our clients’ banking needs, we believe that we can attract new clients and expand our total loans and deposits.

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

We will continue to expand our franchise, but only in a controlled manner. We may choose to open new locations, but only after rigorous due diligence and substantial quantitative analysis regarding the financial and capital impacts of such investments. We may also choose to enter new metropolitan markets contiguous to, or nearby, our current South Carolina footprint, such as our recently opened expansions in Greensboro and Charlotte, North Carolina, but only after careful study and the identification and vetting of a local, senior level banking team with significant experience and reputational strength in that market. We have not yet supplemented our historic strategy of organic deposit and loan growth with traditional mergers or acquisitions. We evaluate potential acquisition opportunities that we believe would be complementary to our business as part of our growth strategy. However, we have not yet identified any specific acquisition opportunity that meets our strict requirements and do not have any immediate plans, arrangements or understandings relating to any acquisition. Furthermore, we do not believe an acquisition is necessary to successfully drive our growth and execute our ClientFIRST model.

Lending Activities

General. We emphasize a range of lending services, including real estate, commercial, and equity-line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area. Our underwriting standards vary for each type of loan, as described below. Because loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At December 31, 2020, we had net loans of $2.10 billion, representing 84.5% of our total assets.

We have focused our lending activities primarily on the professional markets in Greenville, Columbia, Charleston, Raleigh, Greensboro and Atlanta including doctors, dentists, and small business owners. By focusing on this client base and by serving each client with a consistent relationship team of bankers, we have generated a loan portfolio with larger average loan amounts than we believe is typical for a community bank. As of December 31, 2020, our average loan size was approximately $275,000. Excluding home equity lines of credit, the average loan size was approximately $336,000. At the same time, we have strived to maintain a diversified loan portfolio and limit the amount of our loans to any single client. As of December 31, 2020, our 10 largest client loan relationships represented approximately $188.5 million, or 8.80%, of our loan portfolio.

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

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal and state laws and regulations. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. Based upon the capitalization of the Bank at December 31, 2020, the maximum amount we could lend to one borrower was $44.7 million. However, to mitigate concentration risk, our internal lending limit at December 31, 2020 was $31.3 million and may vary based on our assessment of the lending relationship. The board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve our clients. The Bank’s legal lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

Loan Portfolio Segments. Our loan portfolio is comprised of commercial and consumer loans made to small businesses and individuals for various business and personal purposes. While our loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers, the principal component of our loan portfolio is loans secured by real estate mortgages on either commercial or residential property. These loans will generally fall into one of the following six categories: commercial owner occupied real estate, commercial non-owner occupied real estate, commercial construction, consumer real estate, consumer construction, and home equity loans. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. At December 31, 2020, loans secured by first or second mortgages on commercial and consumer real estate made up approximately 84.6% of our loan portfolio. In addition to loans secured by real estate, our loan portfolio includes commercial business loans and other consumer loans which comprised 14.4% and 1.0%, respectively, of our total loan portfolio at December 31, 2020.

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

•

Commercial Real Estate Loans (Commercial Owner Occupied and Commercial Non-owner Occupied Real Estate Loans). At December 31, 2020, commercial owner occupied and non-owner occupied real estate loans (other than construction loans) amounted to $1.02 billion, or 47.5% of our loan portfolio. Of our commercial real estate loan portfolio, $585.3 million in loans were non-owner occupied properties, representing 42.2% of our commercial loan portfolio and 27.3% of our total loan portfolio. The remainder of our commercial real estate loan portfolio, $433.3 million in loans or 31.2% of the commercial loan portfolio, were owner occupied. Owner occupied loans represented 20.2% of our total loan portfolio. At December 31, 2020, our individual commercial real estate loans ranged in size from approximately $10,000 to $23.6 million, with an average loan size of approximately $730,000. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We also generally require that a borrower’s cash flow exceeds 115% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

•

Construction Real Estate Loans. We offer adjustable and fixed rate construction real estate loans for commercial and consumer projects, typically to builders and developers and to consumers who wish to build their own homes. At December 31, 2020, total commercial and consumer construction loans amounted to $102.0 million, or 4.8% of our loan portfolio. Commercial construction loans represented $61.5 million, or 2.9%, of our total loan portfolio, while consumer construction loans represented $40.5 million, or 1.9% of our total loan portfolio. At December 31, 2020, our commercial construction real estate loans ranged in size from approximately $50,000 to $12.5 million, with an average loan balance of approximately $1.5 million. At December 31, 2020, our consumer or residential construction loans ranged in size from approximately $25,000 to $2.2 million, with an average loan size of approximately $395,000. The duration of our construction loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Commercial construction loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and sometimes on the sale of the property. Specific risks include:

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

•

Commercial Business Loans. We make loans for commercial purposes in various lines of businesses, including the manufacturing, service industry, and professional service areas. At December 31, 2020, commercial business loans amounted to $307.6 million, or 14.4% of our loan portfolio, and ranged in size from approximately $5,000 to $13.4 million, with an average loan size of approximately $197,000. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and SBA’s 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce their risk. Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan. As of December 31, 2020, we had originated one loan utilizing government enhancements.

•

Consumer Real Estate Loans and Home Equity Loans. At December 31, 2020 consumer real estate loans (other than construction loans) amounted to $693.3 million, or 32.4% of our loan portfolio. Included in the consumer real estate loans was $536.3 million, or 25.0% of our loan portfolio, in first and second mortgages on individuals’ homes, while home equity loans represented $157.0 million, or 7.3% of our total loan portfolio. At December 31, 2020, our individual residential real estate loans ranged in size from $10,000 to $5.9 million, with an average loan size of approximately $434,000. Generally, we limit the loan-to-value ratio on our consumer real estate loans to 85%. We offer fixed and adjustable rate consumer real estate loans with terms of up to 30 years. We typically offer these long-term fixed rate loans through a third party rather than originating and retaining these loans ourselves. Consumer real estate and home equity loans that we retain on our balance sheet typically have terms of 10 years or less. We also offer home equity lines of credit. At December 31, 2020, our individual home equity lines of credit ranged in size from $5,000 to $2.0 million, with an average of approximately $84,000. Our underwriting criteria and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of ten years or less. We generally limit the extension of credit to 90% of the market value of each property, although we may extend up to 100% of the market value.

•

Other Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. These consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. At December 31, 2020, consumer loans other than real estate amounted to $21.4 million, or 1.0% of our loan portfolio, and ranged in size from $5,000 to $1.8 million, with an average loan size of approximately $14,000. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Deposit Services

Our principal source of funds is core deposits. We offer a full range of deposit services, including checking accounts, commercial checking accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. Our out-of-market, or wholesale, certificates of deposits represented $22.0 million, or 0.9%, of total deposits at December 31, 2020. In an effort to obtain lower cost deposits, we have focused on expanding our retail deposit program. We currently have 11 retail offices which assist us in obtaining low cost transaction accounts that are less affected by rising rates. Deposit rates are reviewed regularly by our senior management. We believe that the rates we offer are competitive with those offered by other financial institutions in our area. We focus on client service and our ClientFIRST culture to attract and retain deposits.

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

As of June 30, 2020, the most recent date for which market data is available, there were 30 financial institutions in our primary market of Greenville County, 17 financial institutions in the Columbia market, 28 financial institutions in the Charleston market, 33 financial institutions in the Raleigh market, 22 financial institutions in the Greensboro market and 47 financial institutions in the Atlanta market. We compete with other financial institutions in our market areas both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as, Bank of America, Wells Fargo, and Truist. These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. We believe the financial services industry will likely continue to become more competitive as further technological advances enable more financial institutions to provide expanded financial services without having a physical presence in our markets. Because larger competitors have advantages in attracting business from larger corporations, we do not generally compete for that business. Instead, we concentrate our efforts on attracting the business of individuals and small and medium-size businesses. With regard to such accounts, we generally compete on the basis of client service and responsiveness to client needs, the convenience of our offices and hours, and the availability and pricing of our products and services.

We believe our commitment to quality and personalized banking services through our ClientFIRST culture is a factor that contributes to our competitiveness and success.

Employees

At December 31, 2020, we employed a total of 254 FTE employees. We provide our full-time employees and certain part-time employees with a comprehensive program of benefits, including medical benefits, life insurance, long-term disability coverage and a 401(k) plan. Our employees are not represented by a collective bargaining agreement. Management considers its employee relations to be excellent.

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

Legislative and Regulatory Developments

Although the 2008 financial crisis has now passed, two legislative and regulatory responses – the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Basel III-based capital rules – will continue to have an impact on our operations.

In addition, newer regulatory developments implemented in response to the COVID-19 pandemic, including the CARES Act and the Consolidated Appropriations Act, 2021, which enhanced and expanded certain provisions of the CARES Act, have had and will continue to have an impact on our operations.

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

•

banks that have less than $10 billion in total consolidated assets and total trading assets and trading liabilities of less than five percent of total consolidated assets from Section 619 of the Dodd-Frank Act, known as the “Volcker Rule”, which prohibits “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds”;

•

the asset threshold for bank holding companies to qualify for treatment under the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” was raised from $1 billion to $3 billion, which exempts these institutions (including the Company) from certain regulatory requirements including the Basel III capital rules;

•

a new “community bank leverage ratio” was adopted, which is applicable to certain banks and bank holding companies with total assets of less than $10 billion (as described below under “Basel Capital Standards”); and

•

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

The rules include certain higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to the Bank:

•

a new common equity Tier 1 (“CET1”) risk-based capital ratio of 4.5%;

•

a Tier 1 risk-based capital ratio of 6%;

•

a total risk-based capital ratio of 8%; and

•

a leverage ratio of 4%.

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

As of December 31, 2020, the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2020, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III rule requirements to be well-capitalized.

The CARES Act and Initiatives Related to COVID-19

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law. The CARES Act provided for approximately $2.2 trillion in direct economic relief in response to the public health and economic impacts of COVID-19. Many of the CARES Act’s programs are, and remain, dependent upon the direct involvement of financial institutions like the Bank. These programs have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, life cycle, and eligibility requirements for the various CARES Act programs, as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. The Company continues to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

Paycheck Protection Program

A principal provision of the CARES Act amended the SBA’s loan program to create a guaranteed, unsecured loan program, the Paycheck Protection Program, or PPP, to fund operational costs of eligible businesses, organizations and self-employed persons impacted by COVID-19. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for the first six months of the loan term. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. No collateral or personal guarantees were required. On December 27, 2020, the President signed into law omnibus federal spending and economic stimulus legislation titled the “Consolidated Appropriations Act, 2021” that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “HHSB Act”). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. In addition to extending and amending the PPP, the HHSB Act also creates a new grant program for “shuttered venue operators.” While we were a participating lender in the PPP in 2020, we sold our PPP loan portfolio in the second quarter of 2020.

Troubled Debt Restructurings and Loan Modifications for Affected Borrowers

The CARES Act, as extended by certain provisions of the Consolidated Appropriations Act, 2021, permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that may otherwise be characterized as troubled debt restructurings and suspend any determination related thereto if (i) the borrower was not more than 30 days past due as of December 31, 2019, (ii) the modifications are related to COVID-19, and (iii) the modification occurs between March 1, 2020 and the earlier of 60 days after the date of termination of the national emergency or January 1, 2022. Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19.

Main Street Lending Program

The CARES Act encouraged the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help mid-size businesses, nonprofit organizations, and municipalities. On April 9, 2020, the Federal Reserve proposed the creation of the Main Street Lending Program (the “MSLP”) to implement certain of these recommendations. The MSLP supported lending to small- and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. The MSLP, which expired on January 8, 2021, operated through three facilities: the Main Street New Loan Facility, the Main Street Priority Loan Facility, and the Main Street Expanded Loan Facility. We did not participate as a lender under the MSLP.

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

Change in Control. Two statutes, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated under them, require some form of regulatory review before any company may acquire “control” of a bank or a bank holding company. Under the Bank Holding Company Act, control is deemed to exist if a company acquires 25% or more of any class of voting securities of a bank holding company; controls the election of a majority of the members of the board of directors; or exercises a controlling influence over the management or policies of a bank or bank holding company. On January 30, 2020, the Federal Reserve issued a final rule (which became effective September 30, 2020) that clarified and codified the Federal Reserve’s standards for determining whether one company has control over another. The final rule established four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence. State laws generally, including South Carolina law, require state approval before an acquirer may become the holding company of a state bank.

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

As of December 31, 2020, the Bank was deemed to be “well capitalized.”

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

On December 22, 2020, the federal banking agencies issued an interagency statement extending the temporary relief from enforcement action against banks or asset managers, which become principal shareholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank. This temporary relief will apply until January 1, 2022, unless amended or extended, while the Federal Reserve, in consultation with the other federal banking agencies, considers whether to amend Regulation O.

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

In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) proposed changes to the regulations implementing the CRA, which, if adopted will result in changes to the current CRA framework. On May 20, 2020 the OCC issued a final rule to strengthen and modernize its existing CRA framework. The Federal Reserve did not join the proposal, but instead issued its own proposed rules in September 2020. Neither the FDIC nor the Federal Reserve have finalized their CRA proposals at this time.

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

•

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

The Office of Foreign Assets Control.The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Treasury, is responsible for helping to insure that U.S. entities do not engage in transactions with “enemies” of the U.S., as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

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

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in U.S. government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. In response to the COVID-19 pandemic, on March 3, 2020, the Federal Open Market Committee (“FOMC”) reduced the targeted federal funds interest rate range by 50 basis points to 1.00% to 1.25%. On March 15, 2020, the FOMC again lowered the federal funds rate to a target range of 0.0% to 0.25%.

Incentive Compensation. The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011. However, the 2011 proposal was replaced with a new proposal in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. A final rule had not been adopted as of December 31, 2020.

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

Based on the Bank’s loan portfolio as of December 31, 2020, it did not exceed the 300% and 100% guidelines for commercial real estate loans. The Bank will continue to monitor its portfolio to manage this increased risk.

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

Risks Related to Economic Conditions, Including as a Result of the COVID-19 Pandemic

The global COVID-19 pandemic has adversely affected our business, financial condition and results of operations, and the ultimate effect of the pandemic on our business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain.

The global COVID-19 pandemic and related government-imposed and other measures intended to control the spread of the disease, including restrictions on travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business and school closures and other similar measures, have had a significant impact on global economic conditions and have negatively impacted certain aspects of our business, financial condition and results of operations, and may continue to do so in the future. The governmental and social response to the COVID-19 pandemic has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. The COVID-19 pandemic, and related efforts to contain it, have also caused significant disruptions in the functioning of the financial markets and have increased economic and market uncertainty and volatility.

Given the ongoing, dynamic and unprecedented nature of the COVID-19 pandemic, it is difficult to predict the full impact the pandemic will have on our business. While certain factors point to improving economic conditions, uncertainty remains regarding the path of the economic recovery, the mitigating impacts of government interventions, the success of vaccine distribution and the efficacy of administered vaccines, as well as the effects of the change in leadership resulting from the recent elections. The COVID-19 pandemic may subject us to any of the following risks, any of which could have a material adverse effect on our business, financial condition, liquidity, results of operations, risk-weighted assets and regulatory capital:

•

because the incidence of reported COVID-19 cases and related hospitalizations and deaths varies significantly by state and locality, the economic downturn caused by the pandemic may be deeper and more sustained in certain areas, including those in which we do business, relative to other areas of the country;

•

our ability to market our products and services may be impaired by a variety of external factors, including a prolonged reduction in economic activity and continued economic and financial market volatility, which could cause demand for our products and services to decline, in turn making it difficult for us to grow assets and income;

•

if the economy is unable to substantially reopen and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•

collateral for loans, especially real estate, may decline in value, which may reduce our ability to liquidate such collateral and could cause loan losses to increase and impair our ability over the long run to maintain our targeted loan origination volume;

•

our allowance credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•

an increase in non-performing loans due to the COVID-19 pandemic would result in a corresponding increase in the risk-weighting of assets and therefore an increase in required regulatory capital;

•

the net worth and liquidity of borrowers and loan guarantors may decline, impairing their ability to honor commitments to us;

•

as the result of the reduction of the Federal Reserve’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•

deposits could decline if customers need to draw on available balances as a result of the economic downturn;

•

a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;

•

the borrowing needs of our clients may increase, especially during this challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit;

•

we face heightened cybersecurity risk in connection with our operation of a remote working environment, which risks include, among others, greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems, increased risk of unauthorized dissemination of confidential information, limited ability to restore our systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions—all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers;

•

we rely on third party vendors for certain services and the unavailability of a critical service or limitations on the business capacities of our vendors for extended periods of time due to the COVID-19 pandemic could have an adverse effect on our operations; and

•

as a result of the COVID-19 pandemic, there may be unexpected developments in financial markets, legislation, regulations and consumer and customer behavior.

Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described herein.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our growth, is highly dependent upon the business environment in the primary markets where we operate and in the United States as a whole. Unlike larger banks that are more geographically diversified, we are a regional bank that provides banking and financial services to customers primarily in Greenville, Columbia and Charleston, South Carolina; Raleigh, Greensboro and Charlotte, North Carolina; and Atlanta, Georgia. The economic conditions in these local markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole.

Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels, monetary and trade policy, unemployment and the strength of the domestic economy and the local economy in the markets in which we operate. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults, charge-offs, foreclosures, additional provisions for loan losses, adverse asset values of the collateral securing our loans and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; epidemics and pandemics (such as COVID-19); or a combination of these or other factors.

The impact of the COVID-19 pandemic is fluid and continues to evolve and there is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the onset of the pandemic. Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown, and during which we may experience a recession. In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, depressed oil prices and a potential resurgence of economic and political tensions with China that may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers and overall economic uncertainty may result in changes in consumer and business spending, borrowing and saving habits. These economic conditions and/or other negative developments in the domestic or international credit markets or economies may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment or underemployment may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

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

As of December 31, 2020, approximately 84.6% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively affect our financial condition.

Risks Related to Lending Activities

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

At December 31, 2020, 50.4% of our loan portfolio was secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction, and the estimated cost of construction. Such loans are generally more risky than loans secured by residential real estate or consumer loans because those loans are typically not secured by real estate collateral. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. A return of recessionary conditions due to the COVID-19 pandemic could result in a sharp increase in loans charged-off and could require us to significantly increase our allowance for loan losses, which could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

In 2006, the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of commercial real estate and multi-family loans represents 218.5% of the Bank’s total risk-based capital at December 31, 2020.

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

At December 31, 2020, commercial business loans comprised 14.4% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor. If these borrowers do not have sufficient cash flows or resources to pay these loans as they come due or the value of the underlying collateral is insufficient to fully secure these loans, we may suffer losses on these loans that exceed our allowance for loan losses.

We may have higher loan losses than we have allowed for in our allowance for loan losses.

Our actual loans losses could exceed our allowance for loan losses and therefore our historic allowance for loan losses may not be adequate. As of December 31, 2020, 50.4% of our loan portfolio was secured by commercial real estate. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral, the cash flows of our borrowers and problems affecting borrower credit. If we suffer loan losses that exceed our allowance for loans losses, our financial condition, liquidity or results of operations could be materially and adversely affected.

While the fiscal stimulus and relief programs appear to have delayed any materially adverse financial impact to the Bank, once these stimulus programs have been exhausted, we believe our credit metrics could worsen and loan losses could ultimately materialize. Any potential loan losses will be contingent upon a number of factors beyond our control, such as the resurgence of the virus, including any new strains, offset by the potency of the vaccine along with its extensive distribution, and the ability for customers and businesses to return to their pre-pandemic routines.

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

Risks Related to Capital and Liquidity

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

Legal, Accounting, Regulatory and Compliance Risks

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

We face risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.

With a new Congress taking office in January 2021, Democrats have retained control of the U.S. House of Representatives, and have gained control of the U.S. Senate, albeit with a majority found only in the tie-breaking vote of Vice President Harris. However slim the majorities, though, the net result is unified Democratic control of the White House and both chambers of Congress, and consequently Democrats will be able to set the agenda both legislatively and in the Administration. We expect that Democratic-led Congressional committees will pursue greater oversight and will also pay increased attention to the banking sector’s role in providing COVID-19-related assistance. The prospects for the enactment of major banking reform legislation under the new Congress are unclear at this time.

Moreover, the turnover of the presidential administration has produced, and likely will continue to produce, certain changes in the leadership and senior staffs of the federal banking agencies, the CFPB, SEC, and the Treasury Department. These changes could impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies. Of note, promptly after taking office, President Biden issued an Executive Order instituting a “freeze” of certain recently-finalized and pending regulations to allow for review by incoming Administration officials. As a result of this Executive Order, recently-adopted regulations may be subject to further notice-and-comment rulemaking and, more broadly, agency rulemaking agendas may be disrupted. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Bank, cannot be predicted at this time. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by OFAC. Federal and state bank regulators also focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively affect our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

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

The new CECL standard will become effective for us on January 1, 2023 and for interim periods within that year. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our business, financial condition and results of operations.

Risks Related to Our Operations

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

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a client’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the client. Our financial condition and results of operations could be negatively affected to the extent we rely on financial statements that do not comply with GAAP or are materially misleading, any of which could be caused by errors, omissions, or fraudulent behavior by our employees, clients, counterparties, or other third parties.

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

Risks Related to Our Industry

We are subject to interest rate risk, which could adversely affect our financial condition and profitability.

A significant portion of our banking assets are subject to changes in interest rates. As of December 31, 2020, approximately 81% of our loan portfolio was in fixed rate loans, while only 19% was in variable rate loans. Like most financial institutions, our earnings significantly depend on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. Many factors beyond our control impact interest rates, including economic conditions, governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and disorder and instability in domestic and foreign financial markets. Changes in monetary policies of the various government agencies could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets and liabilities.

In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. Interest rate increases often result in larger payment requirements for our floating interest rate borrowers, which increases the potential for default. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. An increase (or decrease) in interest rates may also require us to increase (or decrease) the interest rates that we pay on our deposits. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to increases in nonperforming assets, charge-offs and delinquencies, further increases to the allowance for loan losses, and a reduction of income recognized, among others, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on non-accrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets could have a material adverse impact on our net interest income.

In response to the COVID-19 pandemic, the FOMC cut short-term interest rates to a record low range of 0% to 0.25%, and the Federal Reserve has indicated it expects rates to remain within this range through 2023 and possibly longer. If short-term interest rates continue to remain at their historically low levels for a prolonged period and assuming longer-term interest rates fall further, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem, which would have an adverse effect on our net interest income.

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

The phase-out of LIBOR could negatively impact our net interest income and require significant operational work.

The United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), has announced that it will not compel panel banks to contribute to LIBOR after 2021. The discontinuance of LIBOR has resulted in significant uncertainty regarding the transition to suitable alternative reference rates and could adversely impact our business, operations, and financial results.

The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has endorsed replacing the U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). In November 2020, the federal banking agencies issued a statement that says that banks may use any reference rate for its loans that the bank determines to be appropriate for its funding model and customer needs.

We have exposure to LIBOR-based products, including loans and securities, and we are preparing to transition away from the widespread use of LIBOR to alternative rates. As of December 31, 2020, $82.7 million, or 3.9% of our loan portfolio, was tied to LIBOR. We continue to monitor market developments and regulatory updates, including recent announcements from the ICE Benchmark Administrator to extend the cessation date for several USD LIBOR tenors to June 30, 2023, as well as collaborate with regulators and industry groups on the transition. The manner and impact of this transition, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain.

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

Risks Related to Our Strategic Plans

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

Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel, including other executive vice presidents. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our growth strategy and materially and adversely affect our business, results of operations, and financial condition.

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

We routinely evaluate opportunities to expand into new markets, as we did in Columbia, South Carolina in 2007, Charleston, South Carolina in 2012, Raleigh, North Carolina in 2017, Atlanta, Georgia in 2017, Summerville, South Carolina and Greensboro, North Carolina in 2018 and Charlotte, North Carolina in 2021. We may also expand our lines of business or offer new products or services as well as seek to acquire other financial institutions or parts of those institutions. Our merger and acquisition activities could be material and could require us to use a substantial amount of common stock, cash, other liquid assets, and/or incur debt. Moreover, these types of expansions involve various risks, including:

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

•

the possibility that the expected benefits of a transaction may not materialize in the timeframe expected or at all, or may be costlier to achieve;

•

the risk that we may be unsuccessful in attracting and retaining deposits and originating high quality loans in new markets;

•

difficulty or unanticipated expense associated with converting the operating systems of an acquired or merged company into ours;

•

delay in completing a merger, acquisition or other expansion activities due to litigation, closing conditions or the regulatory approval process; and

•

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

General Risk Factors

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices and the Bank's main office is located at 100 Verdae Boulevard, Suite 100, Greenville, South Carolina 29607. In addition, we currently operate seven additional offices located in Greenville, Columbia and Charleston, South Carolina, one office in Raleigh, North Carolina, one office in Greensboro, North Carolina, and one office in Atlanta, Georgia. We recently received regulatory approval to open a retail office in Charlotte, North Carolina, as well. We lease six of our offices and own the remaining five locations. During the fourth quarter of 2020, we consolidated our three Columbia, South Carolina locations into one and subsequently sold the two remaining offices. In addition, the Company owns a piece of property in Greenville, South Carolina on which it is currently constructing a new bank headquarters. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm's-length bargaining.

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

None.

PART II

Item 5. Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

Our common stock is currently traded on the NASDAQ Global Market under the symbol “SFST.” We had approximately 2,600 shareholders of record on February 10, 2021.

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

Equity Compensation Plan Information

The following table sets forth equity compensation plan information at December 31, 2020. The number of shares and the exercise prices for options have been adjusted for the 10% stock dividends in 2006, 2011, 2012, and 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders
2010 Stock Incentive Plan – options	226,585	$21.49	-
2016 Equity Incentive Plan – options	268,610	37.05	123,827
2016 Equity Incentive Plan – restricted stock	-	-	25,524
2020 Equity Incentive Plan	-	-	450,000
Total	495,195	$29.93	599,351

(1)

Under the terms of the 2010 Plan no further incentive stock option awards may be granted, effective March 16, 2020; however, the Plan will remain in effect until all awards have been exercised or forfeited and we determine to terminate the Plan.

Stock Performance Graph

The performance graph below compares the Company’s cumulative total return over the most recent five-year period with the SNL Southeast Bank Index, a banking industry performance index for the southeastern United States, and the Russell 2000 Index, a small-cap stock market index which the Company was added to in June 201z6. Returns are shown on a total return basis, assuming the reinvestment of dividends and a beginning stock index value of $100 per share.

	Period Ending
	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Southern First Bancshares	100.00	158.59	181.72	141.28	187.18	155.73
SNL Southeast Bank Index	100.00	132.75	164.21	135.67	191.06	172.07
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36

On March 11, 2020, the Company announced a share repurchase plan allowing us to repurchase up to 383,650 shares of our common stock (the “Repurchase Plan”). As of December 31, 2020, we have not repurchased any of the shares authorized for repurchase under the Repurchase Plan. The Company is not obligated to purchase any such shares under the Repurchase Plan, and the Repurchase Plan may be discontinued, suspended or restarted at any time; however, repurchases under the Repurchase Plan after December 31, 2020 would require additional approval of our Board of Directors and the Federal Reserve.

The following table reflects share repurchase activity during the fourth quarter of 2020:

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value) of
			Units)	Shares (or
	(a) Total		Purchased as	Units) that May
	Number of		Part of Publicly	Yet Be
	Shares (or	(b) Average	Announced	Purchased
	Units)	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share (or Unit)	Programs	or Programs

October 1 – October 31	-	$-	-	383,650
November 1 – November 30	-	-	-	383,650
December 1 – December 31	-	-	-	383,650
Total	-		-	383,650

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial information for the periods and as of the dates indicated. We derived our balance sheet and income statement data for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 from our audited consolidated financial statements. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes thereto, which are included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(dollars in thousands, except per share data)	2020	2019	2018	2017	2016
BALANCE SHEET DATA
Total assets	$2,482,587	$2,267,195	$1,900,614	$1,624,625	$1,340,908
Investment securities	98,364	74,642	79,026	72,065	70,222
Loans (1)	2,142,867	1,943,525	1,677,332	1,387,070	1,163,644
Allowance for loan losses	44,149	16,642	15,762	15,523	14,855
Deposits	2,142,758	1,876,124	1,648,136	1,381,123	1,091,151
FHLB advances and other borrowings	25,000	110,000	50,000	67,200	115,200
Subordinated debentures	35,998	35,890	13,403	13,403	13,403
Common equity	228,294	205,860	173,916	149,686	109,872
Preferred stock	-	-	-	-	-
Shareholders’ equity	228,294	205,860	173,916	149,686	109,872
SELECTED RESULTS OF OPERATIONS DATA
Interest income	$94,818	$92,652	$76,657	$61,209	$51,191
Interest expense	15,008	25,383	16,505	10,333	8,192
Net interest income	79,810	67,269	60,152	50,876	42,999
Provision for loan losses	29,600	2,300	1,900	2,000	2,300
Net interest income after provision for loan losses	50,210	64,969	58,252	48,876	40,699
Noninterest income	27,353	14,983	10,201	9,337	10,846
Noninterest expenses	53,744	44,473	39,763	34,552	31,176
Income before income tax expense	23,819	35,479	28,690	23,661	20,369
Income tax expense	5,491	7,621	6,401	10,616	7,333
Net income	18,328	27,858	22,289	13,045	13,036
Preferred stock dividends	-	-	-	-	-
Net income available to common shareholders	$18,328	$27,858	$22,289	$13,045	$13,036
PER COMMON SHARE DATA
Basic	$2.37	$3.70	$3.02	$1.86	$2.06
Diluted	2.34	3.58	2.88	1.76	1.94
Book value	29.37	26.83	23.29	20.37	17.00
Weighted average number of common shares outstanding:
Basic, in thousands	7,719	7,528	7,384	7,006	6,318
Diluted, in thousands	7,824	7,773	7,737	7,393	6,721
SELECTED FINANCIAL RATIOS
Performance Ratios:
Return on average assets	0.76%	1.35%	1.27%	0.87%	1.04%
Return on average equity	8.49%	14.72%	13.83%	9.66%	12.73%
Return on average common equity	8.49%	14.72%	13.83%	9.66%	12.73%
Net interest margin, tax equivalent(2)	3.55%	3.43%	3.58%	3.57%	3.63%
Efficiency ratio (3)	50.15%	54.07%	56.52%	57.38%	57.90%
Asset Quality Ratios:
Nonperforming assets to total loans (1)	0.43%	0.35%	0.35%	0.54%	0.53%
Nonperforming assets to total assets	0.37%	0.30%	0.31%	0.46%	0.46%
Net charge-offs to average total loans	0.10%	0.08%	0.11%	0.10%	0.10%
Allowance for loan losses to nonperforming loans	547.14%	244.95%	270.36%	212.60%	270.95%
Allowance for loan losses to total loans	2.06%	0.86%	0.94%	1.12%	1.28%
Holding Company Capital Ratios:
Total risk-based capital ratio	14.38%	13.73%	12.49%	13.27%	12.11%
Tier 1 risk-based capital ratio	11.97%	11.63%	11.53%	12.11%	10.86%
Leverage ratio	9.70%	10.10%	10.14%	10.26%	9.42%
Common equity tier 1 ratio(4)	11.32%	10.94%	10.73%	11.15%	9.71%
Tangible common equity(5)	9.20%	9.08%	9.15%	9.21%	8.19%
Growth Ratios:
Change in assets	9.50%	19.29%	16.99%	21.16%	10.15%
Change in loans	10.26%	15.87%	20.93%	19.20%	15.79%
Change in deposits	14.21%	13.83%	19.33%	26.57%	10.69%
Change in net income to common shareholders	-34.21%	24.99%	70.86%	0.07%	28.22%
Change in earnings per common share - diluted	-34.64%	24.31%	63.64%	-9.28%	25.16%

Footnotes to table:
(1)	Excludes loans held for sale.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Noninterest expense divided by the sum of net interest income and noninterest income.
(4)	The common equity tier 1 ratio is calculated as the sum of common equity divided by risk-weighted assets.
(5)	The common equity ratio is calculated as total equity less preferred stock divided by total assets.

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

At December 31, 2020, we had total assets of $2.48 billion, a 9.5% increase from total assets of $2.27 billion at December 31, 2019. The largest components of our total assets are loans which were $2.14 billion and $1.94 billion at December 31, 2020 and 2019, respectively. Our liabilities and shareholders’ equity at December 31, 2020 totaled $2.25 billion and $228.3 million, respectively, compared to liabilities of $2.06 billion and shareholders’ equity of $205.9 million at December 31, 2019. The principal component of our liabilities is deposits which were $2.14 billion and $1.88 billion at December 31, 2020 and 2019, respectively.

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

Our net income available to common shareholders for the years ended December 31, 2020 and 2019 was $18.3 million and $27.9 million, or diluted earnings per share (“EPS”) of $2.34 and $3.58 for the years ended December 31, 2020 and 2019, respectively. The decrease in net income resulted primarily from increases in our provision for loan loss and noninterest expense, partially offset by an increase in net interest income and noninterest income. In addition, our net income available to shareholders was $22.3 million, or EPS of $2.88 for the year ended December 31, 2018.

COVID-19 PANDEMIC

The COVID-19 pandemic continues to create extensive disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. In particular, the COVID-19 pandemic has severely restricted the level of economic activity in our markets. Federal and state governments have taken, and may continue to take, unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief to businesses and individuals impacted by the pandemic. Although in various locations certain activity restrictions have been relaxed and businesses and schools have reopened with some level of success, in many states and localities the number of individuals diagnosed with COVID-19 has increased significantly, which may cause a freezing or, in certain cases, a reversal of previously announced relaxation of activity restrictions and may prompt the need for additional aid and other forms of relief.

The impact of the COVID-19 pandemic is fluid and continues to evolve, adversely affecting many of the Bank’s clients. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets. In addition, due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020, for the first time, although bond yields have recently begun to rise, nearing where they were before the pandemic in February 2020. In March 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range to 0% to 0.25%. These reductions in interest rates and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on our business, financial condition and results of operations. For instance, the pandemic has had negative effects on the Bank’s interest income, provision for loan losses, and certain transaction-based line items of noninterest income. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, the effect of governmental and private sector initiatives, the effect of the recent rollout of vaccinations for the virus, whether such vaccinations will be effective against any resurgence of the virus, including any new strains, and the ability for customers and businesses to return to their pre-pandemic routine.

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

We are focused on servicing the financial needs of our commercial and consumer clients and have offered flexible loan payment arrangements, including short-term loan modifications or forbearance payments, and reduced or waived certain fees on deposit accounts. We continue to assist clients with these accommodations on a case by case basis. Future governmental actions may require these and other types of client-related responses. In response to the Paycheck Protection Program (“PPP”), established under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, we became a small business administration approved lender in an effort to assist our clients through this challenging time. In 2020, we processed 853 loans under the PPP for a total of $97.5 million, receiving lender fee income of $3.9 million. As the regulations and guidance for PPP loans and the forgiveness process continued to change and evolve, management recognized the operational risk and complexity associated with this portfolio and decided to pursue the sale of the PPP loan portfolio to a third party better suited to support and serve our PPP clients through the loan forgiveness process. We believe this loan sale allowed our team to focus on serving our clients and proactively monitoring and addressing credit risk brought on by the pandemic. On June 26, 2020, we completed the sale of our PPP loan portfolio to The Loan Source Inc., together with its servicing partner, ACAP SME LLC, and immediately recognized SBA lender fee income of $2.2 million, net of sale and processing costs, which is included in other noninterest income in the consolidated financial statements.

Through December 31, 2020, we had granted deferrals on loan payments for 864 loans, with aggregate outstanding loan principal balances of approximately $599.6 million as of December 31, 2020, of which 91% were commercial loans. As of December 31, 2020, 98% of these loans have reached the end of their deferral period and have begun to resume normal payments.

The table below provides a breakdown of loan modification requests due to the COVID-19 pandemic by type of concession. At December 31, 2020, there were two modified loan totaling $13.5 million with a remaining deferral period.

			December 31, 2020
(dollars in thousands)	# Loans	Amount	% of Total Portfolio
Payment deferrals	590	$452,897	21.1%
Interest only	265	143,596	6.7%
Financial difficulty (TDR)	9	3,154	0.1%
	864	$599,647	27.9%

In accordance with the CARES Act, the Company implemented loan modification programs in response to the COVID-19 pandemic and the Company elected the accounting policy in the CARES Act to not apply TDR accounting to loans modified for borrowers impacted by the COVID-19 pandemic. The Company granted short-term loan deferrals to six client relationships, with loans totaling $3.2 million at December 31, 2020, which were considered TDRs due to the client experiencing financial difficulty before the pandemic. In certain cases, we have made a second three-month deferral to our clients based on individual circumstances for the borrower.

As we closely monitor credit risk and our exposure to increased loan losses resulting from the impact of COVID-19 on our commercial clients, we have identified two industries considered to be at higher risk for credit loss. The table below identifies the outstanding and committed loan balances for each of these industries. Of the $61.5 million of loans modified in these industries as of December 31, 2020, 78% have begun to resume normal payments.

								December 31, 2020
(dollars in thousands)	# Loans	Balance Outstanding	% of Total Loans Outstanding	Total Modified Balance	% Modified	Deferral Complete	% Deferral Complete	% Past Due 30 Days or More	% on Nonaccrual
Hotels	23	$110,138	5.1%	$56,161	51.0%	$42,679	76.0%	-%	-%
Restaurants	57	13,315	0.6%	5,291	39.7%	5,291	100.0%	-%	-%
Total	80	$123,453	5.7%	$61,452	49.8%	$47,969	78.1%	-%	-%

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

As of December 31, 2020, all of our capital ratios, and the Bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We maintain access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the Bank.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the U.S. and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements as of December 31, 2020.

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

RESULTS OF OPERATIONS

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the years ended December 31, 2020, 2019, and 2018, our net interest income was $79.8 million, $67.3 million, and $60.2 million, respectively. The $12.5 million, or 18.6%, increase in net interest income during 2020, compared to 2019, was driven by a $328.1 million increase in average earning assets, partially offset by a $152.2 million increase in our average interest-bearing liabilities. The increase in average earning assets was primarily related to an increase in average loans, while the increase in average interest-bearing liabilities was primarily driven by an increase in interest-bearing deposits. During 2019, our net interest income increased $7.1 million, or 11.8%, compared to 2018, while average interest-earning assets increased $281.1 million and average interest-bearing liabilities increased $190.4 million.

Interest income for the years ended December 31, 2020, 2019, and 2018 was $94.8 million, $92.7 million, and $76.7 million, respectively. A significant portion of our interest income relates to our strategy to maintain a large portion of our assets in higher earning loans compared to lower yielding investments and federal funds sold. As such, 98.2% of our interest income related to interest on loans during 2020, compared to 96.0% during 2019 and 96.2% during 2018. Also, included in interest income on loans was $1.4 million, $1.2 million and $1.1 million related to the net amortization of loan fees and capitalized loan origination costs for the years ended December 31, 2020, 2019 and 2018, respectively.

Interest expense was $15.0 million, $25.4 million, and $16.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. Interest expense on deposits for 2020 represented 87.0% of total interest expense, compared to 93.5% for 2019, and 89.9% for 2018, while interest expense on borrowings represented 13.0% of total interest expense for 2020, compared to 6.5% for 2019, and 10.1% for 2018. The decrease in interest expense on deposits during 2020 resulted from a decrease in deposit rates.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during 2020, 2019, and 2018. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning and interest-bearing accounts.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities at December 31, 2020, 2019 and 2018. We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. Nonaccrual loans are included in earning assets in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

Average Balances, Income and Expenses, Yields and Rates

	For the Year Ended December 31,
	2020			2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$105,344	$270	0.26%	$71,797	$1,622	2.26%	$61,811	$1,138	1.84%
Investment securities, taxable	74,517	1,253	1.68%	72,137	1,961	2.72%	64,426	1,623	2.52%
Investment securities, nontaxable (1)	6,262	210	3.36%	7,376	182	2.46%	5,886	231	3.93%
Loans (2)	2,106,569	93,133	4.42%	1,813,259	88,929	4.90%	1,551,354	73,718	4.75%
Total earning assets	2,292,692	94,866	4.14%	1,964,569	92,694	4.72%	1,683,477	76,710	4.56%
Nonearning assets	103,212			101,647			77,127
Total assets	$2,395,904			$2,066,216			$1,760,604
Interest-bearing liabilities
NOW accounts	$255,514	352	0.14%	$205,513	555	0.27%	$235,623	401	0.17%
Savings & money market	1,003,339	7,513	0.75%	864,708	15,086	1.74%	669,306	8,766	1.31%
Time deposits	301,078	5,190	1.72%	363,431	8,089	2.23%	332,201	5,669	1.71%
Total interest-bearing deposits	1,559,931	13,055	0.84%	1,433,652	23,730	1.66%	1,237,130	14,836	1.20%
FHLB advances and other borrowings	30,990	338	1.09%	21,914	736	3.36%	33,781	1,089	3.22%
Subordinated debt	35,940	1,615	4.49%	19,133	917	4.79%	13,403	580	4.33%
Total interest-bearing liabilities	1,626,861	15,008	0.92%	1,474,699	25,383	1.72%	1,284,314	16,505	1.29%
Noninterest-bearing liabilities	553,098			402,216			315,118
Shareholders’ equity	215,945			189,301			161,172
Total liabilities and shareholders’ equity	$2,395,904			$2,066,216			$1,760,604
Net interest spread			3.22%			3.00%			3.27%
Net interest income(tax equivalent)/margin		$79,858	3.48%		$67,311	3.43%		$60,205	3.58%
Less: tax-equivalent adjustment (1)		(48)			(42)			(53)
Net interest income		$79,810			$67,269			$60,152

(1)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(2)	Includes loans held for sale.

Our net interest margin, on a tax-equivalent basis (TE), was 3.48%, 3.43% and 3.58% for the years ended December 31, 2020, 2019 and 2018, respectively. Our net interest margin (TE) increased five basis points in 2020, compared to 2019, as the cost of our interest-bearing liabilities decreased quicker than the yield on our interest-earning assets due to our deposits repricing more frequently to market prices than our loan yields. During 2019, our net interest margin decreased 15 basis points, compared to 2018, as the cost of our interest-bearing liabilities increased by 43 basis points, while the yield on our interest-earning assets increased by 16 basis points.

Our average interest-earning assets increased by $328.1 million during the year ended December 31, 2020, compared to 2019, while the related yield on our interest-earning assets decreased by 58 basis points. The increase in average interest-earning assets was driven primarily by a $293.3 million increase in average loan balances combined with a $33.5 million increase in federal funds sold and interest-bearing deposits with banks. In addition, the reduction in yield on our interest earning assets was driven by a 48 basis point decrease in loan yield as the Federal Reserve reduced interest rates by 225 basis points since August 2019. During the year ended December 31, 2019, our average interest-earning assets increased by $281.1 million, compared to 2018, while the yield on our interest-earning assets increased by 16 basis points. The increase in average interest-earning assets was driven primarily by a $261.9 million increase in average loan balances during 2019, compared to 2018. In addition, our loan yield increased 15 basis points during 2019.

Our average interest-bearing liabilities increased by $152.2 million during 2020 while the cost of our interest-bearing liabilities decreased by 80 basis points. The increase in average interest-bearing liabilities was driven primarily by a $126.3 million increase in average interest-bearing deposits at an average rate of 0.84%, an 82 basis point decrease when compared to 2019. During 2019, our average interest-bearing liabilities increased by $190.4 million, compared to 2018, while the cost of our interest-bearing liabilities increased by 43 basis points.

Our net interest spread was 3.22% for the year ended December 31, 2020, compared to 3.00% for the same period in 2019 and 3.27% for 2018. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 80 basis point decrease in the cost of our interest-bearing liabilities partially offset by a 58 basis point decrease in yield on our interest-earning assets resulted in a 22 basis point increase in our net interest spread for the 2020 period. We anticipate pressure on our net interest spread and net interest margin in future periods as our loan yield continues to decline due to new and renewed loans pricing at rates lower than our current portfolio rate.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Years Ended
	December 31, 2020 vs. 2019				December 31, 2019 vs. 2018
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$14,385	(8,763)	(1,418)	4,204	12,445	2,366	400	15,211
Investment securities	33	(708)	(11)	(686)	236	57	7	300
Federal funds sold	758	(1,438)	(672)	(1,352)	184	258	42	484
Total interest income	15,176	(10,909)	(2,101)	2,166	12,865	2,681	449	15,995
Interest expense
Deposits	2,088	(11,731)	(1,032)	(10,675)	2,355	5,643	896	8,894
FHLB advances and other borrowings	305	(497)	(206)	(398)	(383)	46	(16)	(353)
Subordinated debt	805	(57)	(50)	698	248	62	27	337
Total interest expense	3,198	(12,285)	(1,288)	(10,375)	2,220	5,751	907	8,878
Net interest income	$11,978	1,376	(813)	12,541	10,645	(3,070)	(458)	7,117

Net interest income, the largest component of our income, was $79.8 million for the year ended December 31, 2020, a $12.5 million increase from net interest income of $67.3 million for the year ended December 31, 2019. The increase in net interest income was driven by a $10.4 million decrease in interest expense and a $2.2 million increase in interest income. Reduced rates on our interest-bearing liabilities was the primary driver of the decrease in interest expense which was partially offset by a $152.2 million increase in the average balance of those liabilities. Interest income increased $2.2 million driven by an increase in average loan balances that was partially offset by a decrease in yield across all interest earning assets.

During 2019, our average interest-earning assets increased $281.1 million as compared to 2018, resulting in $12.9 million of additional interest income while higher rates on our interest-earning assets also increased interest income by $2.7 million from the prior year. In addition, our average interest-bearing liabilities increased by $190.4 million during 2019 resulting in $2.2 million of additional interest expense. In addition, higher rates on our interest-bearing deposits, subordinated debt, and FHLB advances and other borrowings resulted in an increase of $5.8 million of additional interest expense from the prior year.

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

Following is a summary of the activity in the allowance for loan losses.

	December 31,
(dollars in thousands)	2020	2019	2018
Balance, beginning of period	$16,642	15,762	15,523
Provision	29,600	2,300	1,900
Loan charge-offs	(3,414)	(1,515)	(2,146)
Loan recoveries	1,321	95	485
Net loan charge-offs	(2,093)	(1,420)	(1,661)
Balance, end of period	$44,149	16,642	15,762

For the year ended December 31, 2020, we incurred a noncash expense related to the provision for loan losses of $29.6 million, bringing the allowance for loan losses to $44.1 million, or 2.06% of gross loans. In comparison, we added $2.3 million and $1.9 million to the provision for loan losses during the years ended December 31, 2019 and 2018, respectively, resulting in an allowance for loan losses of $16.6 million, or 0.86% of gross loans, as of December 31, 2019, and an allowance for loan losses of $15.8 million, or 0.94% of gross loans, as of December 31, 2018. The increased provision during 2020 was driven by an increase to our qualitative environmental factors related to the uncertain economic and business conditions at both the national and regional levels at December 31, 2020. Factors such as the continued impact on the tourism and hospitality industries due to the pandemic, an increase in permanent job losses and unemployment rates as well as uncertainty in the political realm have driven this increase. We expect economic uncertainty to continue for at least the next few quarters which may result in a continued increase to the allowance for loan losses during 2021, however, should economic conditions improve, we could determine that the qualitative environmental factors indicate that a release of our provision is appropriate, similar to recent determinations made by a number of other insured depository institutions.

During the year ended December 31, 2020, our net charge-offs were $2.1 million, representing 0.10% of average loans, and consisted of $3.4 million in loans charged-off, partially offset by $1.3 million of recoveries on loans previously charged-off. In addition, nonperforming assets increased to 0.37% of total assets while our level of classified assets increased to 8.3% at December 31, 2020.

We reported net charge-offs of $1.4 million and $1.7 million for the years ended December 31, 2019 and 2018, respectively, including recoveries of $95,000 and $485,000 in 2019 and 2018, respectively. The net charge-offs of $1.4 million and $1.7 million during 2019 and 2018, respectively, represented 0.08% and 0.11% of the average outstanding loan portfolios for 2019 and 2018, respectively.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Year ended December 31,
(dollars in thousands)	2020	2019	2018
Mortgage banking income	$19,785	9,923	5,544
Service fees on deposit accounts	860	1,061	1,040
ATM and debit card income	1,741	1,728	1,490
Income from bank owned life insurance	1,091	1,001	878
Gain on sale of investment securities	3	727	7
Loss on extinguishment of debt	(37)	(1,496)	-
Net lender fees on PPP loan sale	2,247	-	-
Other income	1,663	2,039	1,242
Total noninterest income	$27,353	14,983	10,201

Noninterest income was $27.4 million for the year ended December 31, 2020, a $12.4 million, or 82.6%, increase compared to noninterest income of $15.0 million for the year ended December 31, 2019. The increase in noninterest income during 2020, compared to 2019, resulted primarily from the following:

•

Mortgage banking income increased $9.9 million, or 99.4%, driven by higher mortgage origination volume during 2020 due to the favorable interest rate environment for mortgage loans.

•

Loss on extinguishment of debt decreased as a result of fewer prepayment penalties related to the paydown of FHLB Advances. More detail on these transactions is included in the 2019 discussion below.

•

Net lender fees on PPP loan sale totaled $2.2 million and related to the net fee income on the PPP loans we originated and then sold to a third party during the second quarter of 2020.

Offsetting these increases were decreases in service fees on deposit accounts and other income. The decrease in service fees on deposit accounts is directly related to the impact of COVID-19 as we have waived certain fees in an effort to assist our clients during this time.

Noninterest income was $15.0 million for the year ended December 31, 2019, a $4.8 million, or 46.9%, increase compared to noninterest income of $10.2 million for the year ended December 31, 2018. The increase in noninterest income during 2019, compared to 2018 resulted primarily from the following:

•

Mortgage banking income increased $4.4 million, or 79.0%, driven by higher mortgage origination volume during 2019 due in part to the favorable interest rate environment for mortgage loans.

•

ATM and debit card income increased $238,000, or 16.0%, driven by higher transaction volume when compared to 2018.

•

Gain on sale of investment securities increased $720,000 primarily due to the sale of investments during the fourth quarter. See paragraph immediately below.

•

Loss on extinguishment of debt resulted from the prepayment penalty related to the paydown of FHLB advances. See paragraph immediately below.

•

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

Noninterest Expenses

The following table sets forth information related to our noninterest expenses.

	Years ended December 31,
(dollars in thousands)	2020	2019	2018
Compensation and benefits	$26,287	23,826	22,328
Mortgage production costs	9,898	6,436	4,152
Occupancy	6,226	5,513	5,035
Other real estate owned (income) expenses, net	1,223	(26)	116
Outside service and data processing costs	4,223	3,782	3,022
Insurance	1,380	813	1,284
Professional fees	1,771	1,327	1,345
Marketing	628	791	758
Other	2,108	2,011	1,723
Total noninterest expenses	$53,744	44,473	39,763

Noninterest expenses were $53.7 million for the year ended December 31, 2020, a $9.3 million, or 20.8%, increase from noninterest expense of $44.5 million for 2019.

The increase in total noninterest expenses during 2020, compared to 2019, resulted primarily from the following:

•

Compensation and benefits expense increased $2.5 million, or 10.3%, during 2020 relating primarily to a $1.3 million increase in benefits expense, which includes insurance, 401k expenses and executive retirement plans. Base and incentive compensation also increased by $1.1 million as we continue to grow our existing markets.

•

Mortgage production costs, which primarily includes compensation and benefits, professional fees, software licensing costs and credit bureau fees, increased $3.5 million, or 53.8%, driven by higher mortgage commissions as a result of the increased origination volume during 2020.

•

Occupancy expenses increased $713,000, or 12.9%, driven by increased rent expense primarily due to office expansion in Atlanta, Georgia as well as additional depreciation, insurance, property taxes and maintenance expenses related to all of our owned properties.

•

Other real estate owned expenses increased $1.2 million due to a valuation adjustment on one commercial property.

•

Outside service and data processing costs increased $441,000, or 11.7%, primarily due to increased electronic banking, software licensing costs and ATM card related expenses.

•

Insurance expenses increased $567,000, or 69.7%, resulting primarily from higher FDIC assessments during the year.

•

Professional fees increased $444,000, or 33.5%, driven by increased audit, legal and various consulting fees.

Noninterest expenses were $44.5 million for the year ended December 31, 2019, a $4.7 million, or 11.8%, increase from noninterest expense of $39.8 million for 2018.

The increase in total noninterest expenses during 2019, compared to 2018, resulted primarily from the following:

•

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

•

Occupancy expenses increased $478,000, or 9.5%, driven by increased rent expense primarily due to two new offices in Summerville, South Carolina and Greensboro, North Carolina as well as additional depreciation, insurance, property taxes and maintenance expenses related to all of our owned properties.

•

Outside service and data processing costs increased $885,000, or 26.8%, primarily due to increased electronic banking and software licensing costs.

Partially offsetting these increases in noninterest expenses during 2019 was a $471,000 decrease in insurance expenses which was driven by a reduction in FDIC premiums in the fourth quarter.

Our efficiency ratio was 50.2% for 2020 compared to 54.1% for 2019. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The improvement during the 2020 period relates primarily to the increase in interest income and noninterest income, partially offset by the increase in noninterest expense compared to the prior year.

Income Taxes

Income tax expense was $5.5 million, $7.6 million and $6.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our effective tax rate was 23.1% for the year ended December 31, 2020, compared to 21.5% for 2019, and 22.3% for 2018. The increase in the effective rate for the 2020 period is related to the greater impact of various employee stock option transactions that occurred during the 2019 period.

Investment Securities

At December 31, 2020 and 2019, our investment securities portfolio was $98.4 million and $74.6 million, respectively, and represented approximately 4.0% and 3.3% of our total assets, respectively. Our available for sale investment portfolio included U.S. agency securities, SBA securities, state and political subdivisions, mortgage-backed securities, and asset-backed securities with a fair value of $94.7 million and amortized cost of $93.4 million for an unrealized gain of $1.3 million at December 31, 2020 compared to a fair value of $67.7 million and amortized cost of $68.1 million for an unrealized loss of $377,000 at December 31, 2019.

The amortized costs and the fair value of our investments are as follows.

	December 31,
	2020		2019		2018
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Available for Sale
US government agencies	$6,500	6,493	$500	499	$8,975	8,782
SBA securities	504	485	550	531	3,628	3,525
State and political subdivisions	18,614	19,388	4,205	4,184	8,371	8,356
Asset-backed securities	11,587	11,529	13,351	13,167	9,595	9,558
Mortgage-backed securities	56,229	56,834	49,465	49,313	45,496	44,684
Total	$93,434	94,729	$68,071	67,694	$76,065	74,905

Contractual maturities and yields on our investments are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2020
	Less Than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
US government agencies	$-	-	$2,501	0.37%	$2,995	1.07%	$997	1.48%	$6,493	0.86%
SBA securities	-	-	-	-	-	-	485	0.98%	485	0.98%
State and political subdivisions	-	-	470	2.13%	3,053	1.98%	15,865	2.23%	19,388	2.18%
Asset-backed securities	-	-	-	-	1,983	1.17%	9,546	1.00%	11,529	1.03%
Mortgage-backed securities	-	-	2,044	1.77%	9,544	1.74%	45,246	1.36%	56,834	1.44%
Total	$-	-	$5,015	1.10%	$17,575	1.60%	$72,139	1.50%	$94,729	1.50%

Other investments are comprised of the following and are recorded at cost which approximates fair value.

	December 31,
(dollars in thousands)	2020	2019
Federal Home Loan Bank stock	$3,103	6,386
Other investments	129	159
Investment in Trust Preferred subsidiaries	403	403
Total	$3,635	6,948

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the years ended December 31, 2020 and 2019 were $2.11 billion and $1.81 billion, respectively. Before allowance for loan losses, total loans outstanding at December 31, 2020 and 2019 were $2.14 billion and $1.94 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of December 31, 2020, our loan portfolio included $1.81 billion, or 84.6%, of real estate loans, compared to $1.61 billion, or 82.8%, as of December 31, 2019. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. In addition to traditional residential mortgage loans, we issue second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $157.0 million as of December 31, 2020, of which approximately 45% were in a first lien position, while the remaining balance was second liens, compared to $179.7 million as of December 31, 2019, of which approximately 44% were in first lien positions and the remaining balance was in second liens. The average home equity loan had a balance of approximately $83,000 and a loan to value of approximately 62% as of December 31, 2020, compared to an average loan balance of $90,000 and a loan to value of approximately 68% as of December 31, 2019. Further, 0.2% and 0.4% of our total home equity lines of credit were over 30 days past due as of December 31, 2020 and 2019, respectively.

Following is a summary of our loan composition for each of the five years ended December 31, 2020. Of the $199.3 million in loan growth in 2020, $89.3 million of growth was in commercial related loans, while $110.0 million of growth was in consumer related loans, specifically consumer real estate mortgages which grew by $138.1 million during 2020. The increase in consumer real estate loans is related to our focus to continue to originate high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $429,000, a term of nineteen years, and an average rate of 3.82%.

	December 31,
	2020		2019		2018		2017		2016
		%of		%of		%of		%of		%of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial
Owner occupied RE	$433,320	20.2%	$407,851	21.0%	$367,018	21.9%	$316,818	22.8%	$285,938	24.6%
Non-owner occupied RE	585,269	27.3%	501,878	25.8%	404,296	24.1%	312,798	22.6%	239,574	20.6%
Construction	61,467	2.9%	80,486	4.1%	84,411	5.0%	51,179	3.7%	33,393	2.9%
Business	307,599	14.4%	308,123	15.9%	272,980	16.3%	226,158	16.3%	202,552	17.4%
Total commercial loans	1,387,655	64.8%	1,298,338	66.8%	1,128,705	67.3%	906,953	65.4%	761,457	65.5%
Consumer
Real estate	536,311	25.0%	398,245	20.5%	320,943	19.1%	273,050	19.7%	215,588	18.5%
Home equity	156,957	7.3%	179,738	9.3%	165,937	9.9%	156,141	11.3%	137,105	11.8%
Construction	40,525	1.9%	41,471	2.1%	37,925	2.3%	28,351	2.0%	31,922	2.7%
Other	21,419	1.0%	25,733	1.3%	23,822	1.4%	22,575	1.6%	17,572	1.5%
Total consumer loans	755,212	35.2%	645,187	33.2%	548,627	32.7%	480,117	34.6%	402,187	34.5%
Total gross loans, net of deferred fees	2,142,867	100.0%	1,943,525	100.0%	1,677,332	100.0%	1,387,070	100.0%	1,163,644	100.0%
Less – allowance for loan losses	(44,149)		(16,642)		(15,762)		(15,523)		(14,855)
Total loans, net	$2,098,718		$1,926,883		$1,661,570		$1,371,547		$1,148,789

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics.

	December 31, 2020
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$22,232	136,031	275,057	433,320
Non-owner occupied RE	39,359	335,249	210,661	585,269
Construction	21,824	15,785	23,858	61,467
Business	76,662	140,959	89,978	307,599
Total commercial loans	160,077	628,024	599,554	1,387,655
Consumer
Real estate	14,205	54,863	467,243	536,311
Home equity	4,824	23,835	128,298	156,957
Construction	1,629	1,234	37,662	40,525
Other	6,438	11,413	3,568	21,419
Total consumer loans	27,096	91,345	636,771	755,212
Total gross loan, net of deferred fees	$187,173	719,369	1,236,325	2,142,867
Loans maturing – after one year with
Fixed interest rates				$1,590,171
Floating interest rates				365,523

Nonperforming Assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans for the five years ended December 31, 2020. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status. As of December 31, 2020 and 2019, we had no loans 90 days past due and still accruing.

	December 31,
dollars in thousands)	2020	2019	2018	2017	2016
Commercial
Owner occupied RE	$-	-	-	-	276
Non-owner occupied RE	1,143	188	210	1,581	2,711
Construction	139	-	-	-	-
Business	195	235	81	910	686
Consumer
Real estate	2,536	1,829	1,980	992	550
Home equity	547	431	1,006	1,144	256
Construction	-	-	-	-	-
Other	-	-	12	1	13
Nonaccruing troubled debt restructurings (TDRs)	3,509	4,111	2,541	2,673	990
Total nonaccrual loans, including nonaccruing TDRs	8,069	6,794	5,830	7,301	5,482
Other real estate owned	1,169	-	-	242	639
Total nonperforming assets	$9,238	6,794	5,830	7,543	6,121
Nonperforming assets as a percentage of:
Total assets	0.37%	0.30%	0.31%	0.46%	0.46%
Gross loans	0.43%	0.35%	0.35%	0.54%	0.53%
Total loans over 90 days past due (1)	$2,296	2,038	458	2,027	1,984
Loans over 90 days past due and still accruing	-	-	-	-	-
Accruing troubled debt restructurings	4,893	5,219	6,742	5,145	5,675

(1)	Loans over 90 days are included in nonaccrual loans

At December 31, 2020, nonperforming assets were $9.2 million, or 0.37% of total assets and 0.43% of gross loans, compared to $6.8 million, or 0.30% of total assets and 0.35% of gross loans at December 31, 2019. Nonaccrual loans increased $1.3 million to $8.1 million at December 31, 2020 from $6.8 million at December 31, 2019. During 2020, we added $10.0 million (consisting of 27 new loans) to nonaccrual, removed eight loans totaling $4.8 million that were paid off, transferred 1 loan totaling $2.2 million to other real estate owned and charged off $1.3 million of nonaccrual loans. The amount of foregone interest income on the nonaccrual loans for the years ended December 31, 2020 and 2019 was approximately $61,000 and $23,000, respectively.

At December 31, 2020, our allowance for loan losses represented 547.08% of nonaccrual loans, compared to 245.0% at year-end 2019 and 270.4% at year-end 2018. A significant portion, or 97.6%, of nonaccrual loans at December 31, 2020 were secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. As a result of this level of coverage on nonaccrual loans, we believe the allowance for loan losses of $44.1 million for the year ended December 31, 2020 is adequate.

As a general practice, most of our commercial loans and a portion of our consumer loans are originated with relatively short maturities of less than ten years. As a result, when a loan reaches its maturity we frequently renew the loan and thus extend its maturity using similar credit standards as those used when the loan was first originated. Due to these loan practices, we may, at times, renew loans which are classified as nonaccrual after evaluating the loan’s collateral value and financial strength of its guarantors. Nonaccrual loans are renewed at terms generally consistent with the ultimate source of repayment and rarely at reduced rates. In these cases, we will generally seek additional credit enhancements, such as additional collateral or additional guarantees to further protect the loan. When a loan is no longer performing in accordance with its stated terms, we will typically seek performance under the guarantee.

In addition, approximately 85% of our loans are collateralized by real estate and approximately 89% of our impaired loans are secured by real estate. We use third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to review impaired loans at least annually and determine whether it is necessary to obtain an updated appraisal, either through a new external appraisal or an internal appraisal evaluation. We individually review our impaired loans on a quarterly basis to determine the level of impairment. As of December 31, 2020, we do not have any impaired loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At December 31, 2020, impaired loans totaled approximately $13.0 million for which $5.1 million of these loans have a reserve of approximately $1.7 million allocated in the allowance. During 2020, the average recorded investment in impaired loans was approximately $14.6 million. At December 31, 2019, impaired loans totaled approximately $12.0 million for which $4.7 million of these loans had a reserve of approximately $1.4 million allocated in the allowance. During 2019, the average recorded investment in impaired loans was approximately $12.3 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of December 31, 2020 and 2019, we had $8.4 million and $9.3 million, respectively, in loans that we considered TDRs. As permitted by the CARES Act, we do not consider loan modifications to borrowers affected by COVID-19 to be TDRs unless the borrower was 30 days or more past due before December 31, 2019. See Notes 1 and 5 to the Consolidated Financial Statements for additional information on TDRs.

In addition, potential problem loans, which are loans rated substandard and not included in nonperforming loans or TDRs, amounted to approximately $19.6 million, or 0.92% of gross loans at December 31, 2020, compared to $9.0 million, or 0.46% of gross loans at December 31, 2019. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. The increase in potential problem loans since December 31, 2019 is primarily the result of two loans that increased total potential problem loans by approximately $13.5 million, partially offset by one loan partially charged-off and transferred to other real estate owned (“OREO”).

Allowance for Loan Losses

At December 31, 2020 and December 31, 2019, the allowance for loan losses was $44.1 million and $16.6 million, respectively, or 2.06% and 0.86% of outstanding loans, respectively. The allowance for loan losses as a percentage of our outstanding loan portfolio increased from the prior year primarily due to an increase to our qualitative environmental factors related to the uncertain economic and business conditions at the national, regional and local levels at December 31, 2020. Factors such as the continued impact on the tourism and hospitality industries due to the pandemic, an increase in permanent job losses and unemployment rates as well as uncertainty in the political realm have driven this increase. We expect economic uncertainty to continue for at least the next few quarters which may result in a continued increase to the allowance for loan losses during 2021. Our nonperforming assets as a percentage of total assets increased to 0.37% at December 31, 2020 compared to 0.30% at December 31, 2019 and our classified assets increased to 8.2% of capital as of December 31, 2020, compared to 7.9% of capital as of December 31, 2019. See Note 4 to the Consolidated Financial Statements for more information on our allowance for loan losses.

The following table summarizes the activity related to our allowance for loan losses for the five years ended December 31, 2020.

	Year ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Balance, beginning of period	$16,642	15,762	15,523	14,855	13,629
Provision for loan losses	29,600	2,300	1,900	2,000	2,300
Loan charge-offs:
Commercial
Owner occupied RE	(94)	(110)	-	-	(5)
Non-owner occupied RE	(1,508)	(239)	(432)	(589)	(100)
Construction	-	-	-	-	(42)
Business	(1,309)	(910)	(695)	(638)	(1,031)
Total commercial	(2,911)	(1,259)	(1,127)	(1,227)	(1,178)
Consumer
Real estate	(134)	-	(826)	-	(194)
Home equity	(299)	(174)	(140)	(400)	(66)
Construction	-	-	-	-	-
Other	(70)	(82)	(53)	(11)	(210)
Total consumer	(503)	(256)	(1,019)	(411)	(470)
Total loan charge-offs	(3,414)	(1,515)	(2,146)	(1,638)	(1,648)
Loan recoveries:
Commercial
Owner occupied RE	65	-	-	-	-
Non-owner occupied RE	670	2	132	119	155
Construction	-	-	-	-	-
Business	470	43	229	86	403
Total commercial	1,205	45	361	205	558
Consumer
Real estate	18	37	5	86	10
Home equity	69	2	115	13	1
Construction	-	-	-	-	-
Other	29	11	4	2	5
Total consumer	116	50	124	101	16
Total recoveries	1,321	95	485	306	574
Net loan charge-offs	(2,093)	(1,420)	(1,661)	(1,332)	(1,074)
Balance, end of period	$44,149	16,642	15,762	15,523	14,855
Allowance for loan losses to gross loans	2.06%	0.86%	0.94%	1.12%	1.28%
Net charge-offs to average loans	0.10%	0.08%	0.11%	0.10%	0.10%

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

Our retail deposits represented $2.12 billion, or 99.0% of total deposits at December 31, 2020, while our out-of-market, or brokered deposits, represented $22.0 million, or 1.0% of our total deposits at December 31, 2020. At December 31, 2019, retail deposits represented $1.81 billion, or 96.4% of our total deposits, and brokered deposits were $67.4 million, representing 3.6% of our total deposits, at December 31, 2019. Our loan-to-deposit ratio was 100%, 104%, and 102% at December 31, 2020, 2019, and 2018, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	December 31,
	2020		2019		2018
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$513,576	-%	$367,674	-%	$298,709	-%
Interest bearing demand deposits	255,514	0.14%	205,513	0.27%	235,623	0.17%
Money market accounts	981,226	0.76%	849,225	1.78%	653,436	1.34%
Savings accounts	22,113	0.05%	15,483	0.06%	15,870	0.05%
Time deposits less than $100,000	41,406	1.40%	58,043	1.88%	60,032	1.43%
Time deposits greater than $100,000	259,672	1.27%	305,388	1.72%	272,169	1.77%
Total deposits	$2,073,507	0.57%	$1,801,326	1.22%	$1,535,839	0.97%

During the 12 months ended December 31, 2020, our average transaction account balances increased by $334.5 million, or 23.3%, while our average time deposit balances decreased by $62.4 million, or 17.2%. Core deposits exclude out-of-market deposits and time deposits of $250,000 or more and provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $2.01 billion, $1.66 billion, and $1.43 billion at December 31, 2020, 2019 and 2018, respectively.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more is as follows:

	December 31,
(dollars in thousands)	2020	2019
Three months or less	$83,606	85,130
Over three through six months	35,565	58,721
Over six through twelve months	48,083	91,867
Over twelve months	23,702	51,273
Total	$190,956	286,991

Included in time deposits of $100,000 or more at December 31, 2020 is $22.0 million of wholesale CDs scheduled to mature within the next 12 months at a weighted average rate of 2.10%. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2020 and December 31, 2019 were $130.9 million and $220.1 million, respectively.

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

At December 31, 2020 and 2019, our cash and cash equivalents amounted to $100.7 million and $127.8 million, or 4.1% and 5.6% of total assets, respectively. Our investment securities at December 31, 2020 and 2019 amounted to $98.4 million and $74.6 million, or 4.0% and 3.3% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain five federal funds purchased lines of credit with correspondent banks totaling $118.5 million for which there were no borrowings against the lines at December 31, 2020.

We are also a member of the FHLB of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2020 was $512.5 million, based on the Bank’s $3.1 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at December 31, 2020 we had $206.2 million of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $15.0 million, which was unused at December 31, 2020. The line of credit bears interest at LIBOR plus 3.50% and matures on December 31, 2021.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $228.3 million at December 31, 2020 and $205.9 million at December 31, 2019. The $22.4 million increase during 2020 is due primarily to net income to common shareholders of $18.3 million, stock option exercises and expenses of $2.8 million and $1.3 million in other comprehensive income.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) for the three years ended December 31, 2020. Since our inception, we have not paid cash dividends.

	December 31,
(dollars in thousands)	2020	2019	2018
Return on average assets	0.76%	1.35%	1.27%
Return on average equity	8.49%	14.72%	13.83%
Return on average common equity	8.49%	14.72%	13.83%
Average equity to average assets ratio	9.01%	9.16%	9.15%
Tangible common equity to assets ratio	9.20%	9.08%	9.15%

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

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of December 31, 2020, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements. See Note 23 to the Consolidated Financial Statements for ratios of the Company.

					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum (1)		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total Capital (to risk weighted assets)	$279,414	13.92%	$160,554	8.00%	$200,693	10.00%
Tier 1 Capital (to risk weighted assets)	254,092	12.66%	120,416	6.00%	160,554	8.00%
Common Equity Tier 1 (to risk weighted assets)	254,092	12.66%	90,312	4.50%	130,451	6.50%
Tier 1 Capital (to average assets)	254,092	10.26%	99,094	4.00%	123,867	5.00%

As of December 31, 2019
Total Capital (to risk weighted assets)	$250,847	13.31%	$150,807	8.00%	$188,510	10.00%
Tier 1 Capital (to risk weighted assets)	234,205	12.42%	113,106	6.00%	150,807	8.00%
Common Equity Tier 1 (to risk weighted assets)	234,205	12.42%	84,829	4.50%	122,531	6.50%
Tier 1 Capital (to average assets)	234,205	10.80%	86,772	4.00%	108,465	5.00%

As of December 31, 2018
Total Capital (to risk weighted assets)	198,195	12.16%	130,368	8.00%	162,960	10.00%
Tier 1 Capital (to risk weighted assets)	182,433	11.20%	97,776	6.00%	130,368	8.00%
Common Equity Tier 1 (to risk weighted assets)	182,433	11.20%	73,332	4.50%	105,924	6.50%
Tier 1 Capital (to average assets)	182,433	9.84%	74,126	4.00%	92,658	5.00%

[1]	Ratios do not include the capital conservation buffer of 2.5% in 2020 and 2019 and 1.875% in 2018.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2020, unfunded commitments to extend credit were approximately $480.1 million, of which $114.6 million were at fixed rates and $365.5 million were at variable rates. At December 31, 2019, unfunded commitments to extend credit were $426.6 million, of which approximately $105.0 million were at fixed rates and $321.7 million were at variable rates. A majority of the unfunded commitments related to commercial business lines of credit and home equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2020 and 2019, there were $8.7 million and $9.9 million of commitments under letters of credit, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of December 31, 2020, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Change in net interest
Interest rate scenario	income from base
Up 300 basis points	15.22%
Up 200 basis points	10.18%
Up 100 basis points	5.12%
Base	-
Down 100 basis points	(3.41)%
Down 200 basis points	(5.30)%
Down 300 basis points	(6.81)%

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

The following table provides payments due by period for obligations under long-term borrowings and operating lease obligations as of December 31, 2020.

	December 31, 2020
	Payments Due by Period
		Over One	Over Two	Over Three	After
	Within	to Two	to Three	to Four	Five
(dollars in thousands)	One Year	Years	Years	Years	Years	Total
Certificates of deposit	$200,657	13,244	8,373	2,370	2,766	227,410
FHLB advances and other borrowings	25,000	-	-	-	-	25,000
Subordinated debentures	-	-	-	-	36,403	36,403
Operating lease obligations	2,335	1,587	1,462	1,501	17,430	24,315
Total	$227,992	14,831	9,835	3,871	56,599	313,128

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

Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this evaluation under the COSO criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the internal control structure over financial reporting as of December 31, 2020 has been audited by Elliott Davis, LLC, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

/s/ R. Arthur Seaver, Jr.	/s/ Michael D. Dowling
Chief Executive Officer	Chief Financial Officer & Chief Operating Officer
Southern First Bancshares, Inc.	Southern First Bancshares, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Southern First Bancshares, Inc. and Subsidiary

Opinion on the Internal Control Over Financial Reporting

We have audited Southern First Bancshares, Inc. and Subsidiary's (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020 of the Company and our report dated March 2, 2021 expressed an unqualified opinion.

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

March 2, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Southern First Bancshares, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southern First Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 2, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As described in Note 4 to the Company’s consolidated financial statements, the Company has a gross loan portfolio of $2.1 billion and related allowance for loan losses of $44.1 million as of December 31, 2020. As described by the Company in Note 1, the evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses is evaluated on a regular basis and is based upon the Company’s review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.

We identified the Company’s estimate of the allowance for loan losses as a critical audit matter. The principal considerations for our determination of the allowance for loan losses as a critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these complex judgments and assumptions by the Company involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included the following:

•

We tested the design and operating effectiveness of controls relating to the Company’s determination of the allowance for loan losses, including controls over qualitative factors.

•

We evaluated the relevance and the reasonableness of assumptions related to evaluation of the loan portfolio, current economic conditions, and other risk factors used in development of the qualitative factors for collectively evaluated loans.

•

We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, and other audit evidence gathered.

/s/ Elliott Davis, LLC

We have served as the Company’s auditor since 1999.

Greenville, South Carolina

March 2, 2021

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2020	2019
ASSETS
Cash and cash equivalents:
Cash and due from banks	$12,920	19,196
Federal funds sold	21,744	89,256
Interest-bearing deposits with banks	66,023	19,364
Total cash and cash equivalents	100,687	127,816
Investment securities:
Investment securities available for sale	94,729	67,694
Other investments	3,635	6,948
Total investment securities	98,364	74,642
Mortgage loans held for sale	60,257	27,046
Loans	2,142,867	1,943,525
Less allowance for loan losses	(44,149)	(16,642)
Loans, net	2,098,718	1,926,883
Bank owned life insurance	41,102	40,011
Property and equipment, net	60,236	58,478
Deferred income taxes, net	9,518	4,275
Other assets	13,705	8,044
Total assets	$2,482,587	2,267,195
LIABILITIES
Deposits	$2,142,758	1,876,124
Federal Home Loan Bank advances and other borrowings	25,000	110,000
Subordinated debentures	35,998	35,890
Other liabilities	50,537	39,321
Total liabilities	2,254,293	2,061,335
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 7,772,748 and 7,672,678 shares issued and outstanding at December 31, 2020 and 2019, respectively	78	77
Nonvested restricted stock	(698)	(803)
Additional paid-in capital	108,831	106,152
Accumulated other comprehensive income (loss)	1,023	(298)
Retained earnings	119,060	100,732
Total shareholders’ equity	228,294	205,860
Total liabilities and shareholders’ equity	$2,482,587	2,267,195

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(dollars in thousands, except per share data)	2020	2019	2018
Interest income
Loans	$93,133	88,929	73,718
Investment securities	1,415	2,101	1,801
Federal funds sold and interest-bearing deposits with banks	270	1,622	1,138
Total interest income	94,818	92,652	76,657
Interest expense
Deposits	13,055	23,730	14,836
Borrowings	1,953	1,653	1,669
Total interest expense	15,008	25,383	16,505
Net interest income	79,810	67,269	60,152
Provision for loan losses	29,600	2,300	1,900
Net interest income after provision for loan losses	50,210	64,969	58,252
Noninterest income
Mortgage banking income	19,785	9,923	5,544
Service fees on deposit accounts	860	1,061	1,040
ATM and debit card income	1,741	1,728	1,490
Income from bank owned life insurance	1,091	1,001	878
Gain on sale of investment securities, net	3	727	7
Loss on extinguishment of debt	(37)	(1,496)	-
Net lender fees on PPP loan sale	2,247	-)	-
Other income	1,663	2,039	1,242
Total noninterest income	27,353	14,983	10,201
Noninterest expenses
Compensation and benefits	26,287	23,826	22,328
Mortgage production costs	9,898	6,436	4,152
Occupancy	6,226	5,513	5,035
Other real estate owned (income) expenses, net	1,223	(26)	116
Outside service and data processing costs	4,223	3,782	3,022
Insurance	1,380	813	1,284
Professional fees	1,771	1,327	1,345
Marketing	628	791	758
Other	2,108	2,011	1,723
Total noninterest expenses	53,744	44,473	39,763
Income before income tax expense	23,819	35,479	28,690
Income tax expense	5,491	7,621	6,401
Net income available to common shareholders	$18,328	27,858	22,289
Earnings per common share
Basic	$2.37	3.70	3.02
Diluted	$2.34	3.58	2.88
Weighted average common shares outstanding
Basic	7,718,615	7,528,283	7,384,200
Diluted	7,824,214	7,772,544	7,737,495

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(dollars in thousands)	2020	2019	2018
Net income	$18,328	27,858	22,289
Other comprehensive income:
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	1,675	1,510	(575)
Tax (expense) benefit	(352)	(317)	120
Reclassification of realized gain	(3)	(727)	(7)
Tax expense	1	153	1
Other comprehensive income (loss)	1,321	619	(461)
Comprehensive income	$19,649	28,477	21,828

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

							Accumulated
							other
					Nonvested	Additional	comprehensive
	Common stock		Preferred stock		restricted	paid-in	income	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	(loss)	Earnings	Total
December 31, 2017	7,347,851	73	-	-	(502)	99,986	(456)	50,585	149,686
Net income	-	-	-	-	-	-	-	22,289	22,289
Proceeds from exercise of stock options	105,630	2	-	-	-	898	-	-	900
Issuance of restricted stock	13,000	-	-	-	(558)	558	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	319	-	-	-	319
Compensation expense related to stock options, net of tax	-	-	-	-	-	1,183	-	-	1,183
Other comprehensive loss	-	-	-	-	-	-	(461)	-	(461)
December 31, 2018	7,466,481	75	-	-	(741)	102,625	(917)	72,874	173,916
Net income	-	-	-	-	-	-	-	27,858	27,858
Proceeds from exercise of stock options	191,497	2	-	-	-	1,767	-	-	1,769
Issuance of restricted stock	14,700	-	-	-	(490)	490	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	428	-	-	-	428
Compensation expense related to stock options, net of tax	-	-	-	-	-	1,270	-	-	1,270
Other comprehensive income	-	-	-	-	-	-	619	-	619
December 31, 2019	7,672,678	$77	-	$-	$(803)	$106,152	$(298)	$100,732	$205,860
Net income	-	-	-	-	-	-	-	18,328	18,328
Proceeds from exercise of stock options	93,870	1	-	-	-	1,387	-	-	1,388
Issuance of restricted stock, net of forfeitures	6,200	-	-	-	(275)	275	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	380	-	-	-	380
Compensation expense related to stock options, net of tax	-	-	-	-	-	1,017	-	-	1,017
Other comprehensive income	-	-	-	-	-	-	1,321	-	1,321
December 31, 2020	7,772,748	$78	-	$-	$(698)	$108,831	$1,023	$119,060	$228,294

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(dollars in thousands)	2020	2019	2018
Operating activities
Net income	$18,328	27,858	22,289
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	29,600	2,300	1,900
Depreciation and other amortization	2,190	1,915	1,755
Accretion and amortization of securities discounts and premiums, net	710	432	437
Write-down of real estate owned	1,029	-	117
Gain on sale of investment securities available for sale	(3)	(727)	(7)
Gain on sale of fixed assets	(196)	-	(8)
Net change in operating leases	180	585	-
Compensation expense related to stock options and restricted stock grants	1,397	1,698	1,502
Gain on sale of loans held for sale	(21,186)	(10,219)	(5,144)
Loans originated and held for sale	(594,289)	(380,632)	(204,429)
Proceeds from sale of loans held for sale	582,264	373,046	212,122
Increase in cash surrender value of bank owned life insurance	(1,091)	(1,001)	(878)
Increase in deferred tax asset	(2,741)	(420)	(115)
(Increase) decrease in other assets, net	(4,670)	(600)	216
Increase in other liabilities, net	9,097	4,074	1,946
Net cash provided by operating activities	20,619	18,309	31,703
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(203,632)	(267,613)	(291,923)
Purchase of property and equipment	(7,276)	(8,431)	(1,943)
Purchase of investment securities:
Available for sale	(50,854)	(39,930)	(23,181)
Other investments	(2,338)	(4,675)	(46)
Proceeds from maturities, calls and repayments of investment securities:
Available for sale	24,784	19,212	9,025
Other investments	5,651	1,848	387
Proceeds from sale of investment securities available for sale	-	29,006	5,841
Purchase of life insurance policies	-	(5,000)	-
Proceeds from sale of fixed assets	2,895	-	-
Proceeds from sale of other real estate owned	-	-	132
Net cash used for investing activities	(230,770)	(275,583)	(301,708)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	266,634	227,988	267,013
Increase (decrease) in Federal Home Loan Bank advances and other borrowings	(85,000)	60,000	(17,200)
Increase of subordinated debt	-	22,460	-
Proceeds from the exercise of stock options	1,388	1,769	900
Net cash provided by financing activities	183,022	312,217	250,713
Net increase (decrease) in cash and cash equivalents	(27,129)	54,943	(19,292)
Cash and cash equivalents, beginning of year	127,816	72,873	92,165
Cash and cash equivalents, end of year	$100,687	127,816	72,873
Supplemental information
Cash paid for
Interest	$16,312	25,156	15,410
Income taxes	2,741	7,883	5,451
Schedule of non-cash transactions
Foreclosure of other real estate	2,198	-	-
Unrealized (gain) loss on securities, net of income taxes	(1,323)	(1,193)	455
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,115	21,459	-

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

The Bank makes loans to individuals and businesses in the Upstate, Midlands, and Lowcountry regions of South Carolina as well as the Triangle and Triad regions of North Carolina and Atlanta, Georgia for various personal and commercial purposes. The Bank’s loan portfolio has a concentration of real estate loans. As of December 31, 2020 and 2019, real estate loans represented 84.6% and 82.8%, respectively, of total loans. However, borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

The impact of the coronavirus (COVID-19) pandemic is fluid and continues to evolve, adversely affecting many of the Bank’s clients. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets, and has had an adverse effect on the Company’s business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including governmental and private sector initiatives, the effect of the recent rollout of vaccinations for the virus, whether such vaccinations will be effective against any resurgence of the virus, including any new strains, and the ability for customers and businesses to return to their pre-pandemic routine.

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

As of December 31, 2020, the Company’s and the Bank’s capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

The Company maintains access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the subsidiary bank. As of December 31, 2020, the $15.0 million line was unused.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest bearing deposits and federal funds sold. Cash and cash equivalents have original maturities of three months or less, and federal funds sold are generally purchased and sold for one-day periods. Accordingly, the carrying value of these instruments is deemed to be a reasonable estimate of fair value. At December 31, 2020 and 2019, included in cash and cash equivalents was $12.6 million and $6.0 million, respectively, on deposit with the Federal Reserve Bank.

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

In accordance with the CARES Act, the Company implemented loan modification programs in response to the COVID-19 pandemic, and the Company elected the accounting policy in the CARES Act to not apply TDR accounting to loans modified for borrowers impacted by the COVID-19 pandemic. In 2020, the Company granted short-term loan deferrals to six client relationships, with loans totaling $3.2 million at December 31, 2020, which were considered TDRs due to the client experiencing financial difficulty before the pandemic.

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

•

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

•

ATM and debit card income - The Company earns interchange fees from debit cardholder transactions conducted through the payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

Income Taxes

The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for the purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Company believes that its income tax filing positions taken or expected to be taken on its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s federal and state income tax returns are open and subject to examination from the 2017 tax return year and forward.

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

In October 2020, the FASB updated various Topics of the Accounting Standards Codification to align the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. The amendments were effective upon issuance and did not have a material effect on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	December 31, 2020
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$6,500	1	8	6,493
SBA securities	504	-	19	485
State and political subdivisions	18,614	804	30	19,388
Asset-backed securities	11,587	15	73	11,529
Mortgage-backed securities
FHLMC	12,157	206	47	12,316
FNMA	35,893	507	91	36,309
GNMA	8,179	53	23	8,209
Total mortgage-backed securities	56,229	766	161	56,834
Total	$93,434	1,586	291	94,729

	December 31, 2019
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$500	-	1	499
SBA securities	550	-	19	531
State and political subdivisions	4,205	3	24	4,184
Asset-backed securities	13,351	-	184	13,167
Mortgage-backed securities
FHLMC	10,609	14	15	10,608
FNMA	35,275	34	169	35,140
GNMA	3,581	5	21	3,565
Total mortgage-backed securities	49,465	53	205	49,313
Total	$68,071	56	433	67,694

During 2020, approximately $2.0 million of investment securities were either sold or called, subsequently resulting in a gain on sale of investment securities of $3,000.

The amortized costs and fair values of investment securities available for sale at December 31, 2020 and 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31,
	2020		2019
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Available for sale
Due within one year	$-	-	$-	-
Due after one through five years	4,957	5,015	4,699	4,675
Due after five through ten years	17,345	17,575	10,454	10,414
Due after ten years	71,132	72,139	52,918	52,605
	$93,434	94,729	$68,071	67,694

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2020 and 2019.

	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
As of December 31, 2020
Available for sale
US government agencies	3	$2,992	$8	-	$-	$-	3	$2,992	$8
SBA securities	-	-	-	1	484	19	1	484	19
State and political subdivisions	8	4,861	30	-	-	-	8	4,861	30
Asset-backed	-	-	-	6	6,998	73	6	6,998	73
Mortgage-backed
FHLMC	4	5,313	47	-	-	-	4	5,313	47
FNMA	9	11,659	66	3	1,984	25	12	13,643	91
GNMA	2	3,838	23	-	-	-	2	3,838	23
	26	$28,663	$174	10	$9,466	$117	36	$38,129	$291

	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
As of December 31, 2019
Available for sale
US government agencies	1	$499	$1	-	$-	$-	1	$499	$1
SBA securities	-	-	-	1	531	19	1	531	19
State and political subdivisions	2	2,093	24	-	-	-	2	2,093	24
Asset-backed	5	5,921	68	5	7,246	116	10	13,167	184
Mortgage-backed
FHLMC	4	3,842	2	4	2,323	13	8	6,165	15
FNMA	14	15,500	67	11	9,462	102	25	24,962	169
GNMA	2	2,240	6	1	734	15	3	2,974	21
	28	$30,095	$168	22	$20,296	$265	50	$50,391	$433

At December 31, 2020, the Company had 26 individual investments with a fair market value of $28.7 million that were in an unrealized loss position for less than 12 months and 10 individual investments with a fair market value of $9.5 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities were not other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value:

	December 31,
(dollars in thousands)	2020	2019
Federal Home Loan Bank stock	$3,103	$6,386
Other investments	129	159
Investment in Trust Preferred subsidiaries	403	403
	$3,635	$6,948

The Company has evaluated the FHLB stock for impairment and determined that the investment in FHLB stock is not other than temporarily impaired as of December 31, 2020 and ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At December 31, 2020 and 2019, there were no securities pledged as collateral for repurchase agreements from brokers.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. Loans held for sale include mortgage loans which are saleable into the secondary mortgage markets and their fair values are estimated using observable quoted market or contracted prices or market price equivalents, which would be used by other market participants. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At December 31, 2020, mortgage loans held for sale totaled $60.2 million compared to $27.0 million at December 31, 2019.

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

NOTE 4 – Loans and Allowance for Loan Losses

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Upstate, Midlands, and Lowcountry regions of South Carolina, the Triangle and Triad regions of North Carolina as well as Atlanta, Georgia. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. The Company focuses its lending activities primarily on the professional markets in these regions including doctors, dentists, and small business owners. The principal component of the loan portfolio is loans secured by real estate mortgages which account for 84.6% of total loans at December 31, 2020. Commercial loans comprise 59.5% of total real estate loans and consumer loans account for 40.5%. Commercial real estate loans are further categorized into owner occupied which represents 20.2% of total loans and non-owner occupied loans represent 27.3%. Commercial construction loans represent only 2.9% of the total loan portfolio.

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

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $3.9 million and $3.3 million as of December 31, 2020 and December 31, 2019, respectively.

	December 31,
(dollars in thousands)	2020		2019
Commercial
Owner occupied RE	$433,320	20.2%	$407,851	21.0%
Non-owner occupied RE	585,269	27.3%	501,878	25.8%
Construction	61,467	2.9%	80,486	4.1%
Business	307,599	14.4%	308,123	15.9%
Total commercial loans	1,387,655	64.8%	1,298,338	66.8%
Consumer
Real estate	536,311	25.0%	398,245	20.5%
Home equity	156,957	7.3%	179,738	9.3%
Construction	40,525	1.9%	41,471	2.1%
Other	21,419	1.0%	25,733	1.3%
Total consumer loans	755,212	35.2%	645,187	33.2%
Total gross loans, net of deferred fees	2,142,867	100.0%	1,943,525	100.0%
Less – allowance for loan losses	(44,149)		(16,642)
Total loans, net	$2,098,718		$1,926,883

The composition of gross loans by rate type is as follows:

	December 31,
(dollars in thousands)	2020	2019
Floating rate loans	$400,506	$432,540
Fixed rate loans	1,742,361	1,510,985
	$2,142,867	$1,943,525

At December 31, 2020, approximately $868.5 million of the Company’s mortgage loans were pledged as collateral for advances from the FHLB, as set forth in Note 10.

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

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status.

	December 31, 2020
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$432,711	584,565	61,467	307,261	1,386,004
30-59 days past due	403	282	-	35	720
60-89 days past due	-	-	-	266	266
Greater than 90 days	206	422	-	37	665
	$433,320	585,269	61,467	307,599	1,387,655

	December 31, 2019
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Current	$406,594	501,676	80,486	307,710	1,296,466
30-59 days past due	706	151	-	178	1,035
60-89 days past due	-	-	-	-	-
Greater than 90 days	551	51	-	235	837
	$407,851	501,878	80,486	308,123	1,298,338

As of December 31, 2020 and 2019, loans 30 days or more past due represented 0.17% and 0.23% of our total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.08% and 0.10% as of December 31, 2020 and 2019, respectively.

The tables below provide a breakdown of outstanding commercial loans by risk category.

	December 31, 2020
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$430,291	576,095	61,328	301,838	1,369,552
Special Mention	624	587	-	1,703	2,914
Substandard	2,405	8,587	139	4,058	15,189
Doubtful	-	-	-	-	-
	$433,320	585,269	61,467	307,599	1,387,655

	December 31, 2019
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$404,237	492,941	80,486	301,504	1,279,168
Special Mention	1,312	744	-	3,108	5,164
Substandard	2,302	8,193	-	3,511	14,006
Doubtful	-	-	-	-	-
	$407,851	501,878	80,486	308,123	1,298,338

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

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status.

	December 31, 2020
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$534,648	156,657	40,525	21,419	753,249
30-59 days past due	-	-	-	-	-
60-89 days past due	332	-	-	-	332
Greater than 90 days	1,331	300	-	-	1,631
	$536,311	156,957	40,525	21,419	755,212

	December 31, 2019
	Real estate	Home equity	Construction	Other	Total
Current	$396,445	179,051	41,471	25,650	642,617
30-59 days past due	799	369	-	83	1,251
60-89 days past due	-	118	-	-	118
Greater than 90 days	1,001	200	-	-	1,201
	$398,245	179,738	41,471	25,733	645,187

Consumer loans 30 days or more past due were 0.09% and 0.13% as of December 31, 2020 and 2019, respectively.

The tables below provide a breakdown of outstanding consumer loans by risk category.

	December 31, 2020
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$530,515	152,154	40,525	21,290	744,484
Special Mention	1,968	1,005	-	91	3,064
Substandard	3,828	3,798	-	38	7,664
Doubtful	-	-	-	-	-
	$536,311	156,957	40,525	21,419	755,212

	December 31, 2019
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$392,572	176,532	41,471	25,421	635,996
Special Mention	2,267	775	-	261	3,303
Substandard	3,406	2,431	-	51	5,888
Doubtful	-	-	-	-	-
	$398,245	179,738	41,471	25,733	645,187

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

	December 31,
(dollars in thousands)	2020	2019
Commercial
Owner occupied RE	$-	$-
Non-owner occupied RE	1,143	188
Construction	139	-
Business	195	235
Consumer
Real estate	2,536	1,829
Home equity	547	431
Construction	-	-
Other	-	-
Nonaccruing troubled debt restructurings	3,509	4,111
Total nonaccrual loans, including nonaccruing TDRs	8,069	6,794
Other real estate owned	1,169	-
Total nonperforming assets	$9,238	$6,794
Nonperforming assets as a percentage of:
Total assets	0.37%	0.30%
Gross loans	0.43%	0.35%
Total loans over 90 days past due	$2,296	$2,038
Loans over 90 days past due and still accruing	-	-
Accruing TDRs	4,893	5,219

Foregone interest income on the nonaccrual loans for the year ended December 31, 2020 was approximately $61,000 and approximately $23,000 for the same period in 2019.

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

			December 31, 2020
		Recorded investment
			Impaired loans	Impaired loans
	Unpaid		with no related	with related	Related
	Principal	Impaired	allowance for	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses	loan losses
Commercial
Owner occupied RE	$1,753	1,649	1,497	152	76
Non-owner occupied RE	3,212	2,188	705	1,483	366
Construction	141	139	139	-	-
Business	2,892	2,449	279	2,170	897
Total commercial	7,998	6,425	2,620	3,805	1,339
Consumer
Real estate	4,362	4,031	3,108	923	190
Home equity	2,498	2,371	2,096	275	163
Construction	-	-	-	-	-
Other	135	135	-	135	17
Total consumer	6,995	6,537	5,204	1,333	370
Total	$14,993	12,962	7,824	5,138	1,709

			December 31, 2019
		Recorded investment
			Impaired loans	Impaired loans
	Unpaid		with no related	with related	Related
	Principal	Impaired	allowance for	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses	loan losses
Commercial
Owner occupied RE	$2,791	2,726	2,270	456	75
Non-owner occupied RE	4,512	4,051	2,419	1,632	465
Construction	-	-	-	-	-
Business	1,620	1,531	558	973	452
Total commercial	8,923	8,308	5,247	3,061	992
Consumer
Real estate	2,727	2,720	1,638	1,082	364
Home equity	885	838	459	379	66
Construction	-	-	-	-	-
Other	147	147	-	147	16
Total consumer	3,759	3,705	2,097	1,608	446
Total	$12,682	12,013	7,344	4,669	1,438

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Year ended December 31,
	2020		2019		2018
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$2,423	88	$2,739	128	2,784	142
Non-owner occupied RE	4,217	221	4,161	255	2,860	174
Construction	56	6	-	-	-	-
Business	2,306	243	1,582	79	2,883	162
Total commercial	9,002	558	8,482	462	8,527	478
Consumer
Real estate	3,372	170	2,771	131	2,930	151
Home equity	2,128	5	853	42	1,453	99
Construction	-	-	-	-	-	-
Other	141	79	153	5	174	5
Total consumer	5,641	254	3,777	178	4,557	255
Total	$14,643	812	$12,259	640	13,084	733

Allowance for Loan Losses

The following table summarizes the activity related to our allowance for loan losses:

	Year ended December 31,
(dollars in thousands)	2020	2019	2018
Balance, beginning of period	$16,642	$15,762	15,523
Provision for loan losses	29,600	2,300	1,900
Loan charge-offs:
Commercial
Owner occupied RE	(94)	(110)	-
Non-owner occupied RE	(1,508)	(239)	(432)
Construction	-	-	-
Business	(1,309)	(910)	(695)
Total commercial	(2,911)	(1,259)	(1,127)
Consumer
Real estate	(134)	-	(749)
Home equity	(299)	(174)	(217)
Construction	-	-	-
Other	(70)	(82)	(53)
Total consumer	(503)	(256)	(1,019)
Total loan charge-offs	(3,414)	(1,515)	(2,146)
Loan recoveries:
Commercial
Owner occupied RE	65	-	-
Non-owner occupied RE	670	2	132
Construction	-	-	-
Business	470	43	229
Total commercial	1,205	45	361
Consumer
Real estate	18	37	5
Home equity	69	2	115
Construction	-	-	-
Other	29	11	4
Total consumer	116	50	124
Total recoveries	1,321	95	485
Net loan charge-offs	(2,093)	(1,420)	(1,661)
Balance, end of period	$44,149	$16,642	15,762

The following tables summarize the activity in the allowance for loan losses by our commercial and consumer portfolio segments.

	Year ended December 31, 2020
(dollars in thousands)	Commercial	Consumer	Total
Balance, beginning of period	$11,372	5,270	16,642
Provision	19,500	10,100	29,600
Loan charge-offs	(2,911)	(503)	(3,414)
Loan recoveries	1,205	116	1,321
Net loan charge-offs	(1,706)	(387)	(2,093)
Balance, end of period	$29,166	14,983	44,149

	Year ended December 31, 2019
	Commercial	Consumer	Total
Balance, beginning of period	$10,768	4,994	15,762
Provision	1,818	482	2,300
Loan charge-offs	(1,259)	(256)	(1,515)
Loan recoveries	45	50	95
Net loan charge-offs	(1,214)	(206)	(1,420)
Balance, end of period	$11,372	5,270	16,642

The following table disaggregates our allowance for loan losses and recorded investment in loans by method of impairment evaluation.

	December 31, 2020
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,339	370	1,709	6,425	6,537	12,962
Collectively evaluated	27,826	14,614	42,440	1,381,230	748,675	2,129,905
Total	$29,165	14,984	44,149	1,387,655	755,212	2,142,867

	December 31, 2019
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$992	446	1,438	8,308	3,705	12,013
Collectively evaluated	10,380	4,824	15,204	1,290,030	641,482	1,931,512
Total	$11,372	5,270	16,642	1,298,338	645,187	1,943,525

NOTE 5 – Troubled Debt Restructurings

At December 31, 2020, we had 20 loans totaling $8.4 million and at December 31, 2019 we had 19 loans totaling $9.3 million, which we considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment.

A restructuring that results in only a delay in payments that is insignificant is not considered an economic concession. In accordance with the CARES Act, the Company implemented loan modification programs in response to the COVID-19 pandemic, and the Company elected the accounting policy in the CARES Act to not apply TDR accounting to loans modified for borrowers impacted by the COVID-19 pandemic. Under the CARES Act, the Company granted short-term loan deferrals to 864 loan clients, of which two clients remain under deferral as of December 31, 2020. In addition, short-term loan deferrals were granted to six clients with loans totaling $3.2 million at December 31, 2020, which were considered TDRs due to the client experiencing financial difficulty before the pandemic.

The following table summarizes the concession at the time of modification and the recorded investment in our TDRs before and after their modification.

	For the year ended December 31, 2020
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	Investment
Commercial
Business	1	-	-	-	1	$1,037	$1,037
Consumer
Real estate	2	-	-	-	2	647	647
Home equity	2	-	-	-	2	1,448	1,448
Total loans	5	-	-	-	5	$3,132	$3,132

For the year ended December 31, 2019
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
	concession	payments	only	extensions	of loans	investment	Investment
Commercial
Business	1	-	-	-	1	$1,823	$1,823
Total loans	1	-	-	-	1	$1,823	$1,823

As of December 31, 2020 and 2019 there were no loans modified as TDRs for which there was a payment default (60 days past due) within 12 months of the restructuring date.

NOTE 6 – Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
(dollars in thousands)	2020	2019
Land	$10,678	11,531
Buildings	21,966	24,136
Leasehold improvements	5,503	4,486
Furniture and equipment	10,459	10,219
Software	386	367
Construction in process	6,179	939
Accumulated depreciation and amortization	(13,703)	(12,705)
Property and equipment, excluding ROU assets	41,468	38,973
ROU assets	18,768	19,505
Total property and equipment	$60,236	58,478

On October 9, 2020 we sold two of our office locations in Columbia, South Carolina and recognized a gain of $180,000 in the transaction.

Construction in process at December 31, 2020 and 2019 primarily included costs associated with the new bank headquarters building. Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was $2.1 million and $1.9 million, respectively. Depreciation and amortization are charged to operations utilizing a straight-line method over the estimated useful lives of the assets. The estimated useful lives for the principal items follow:

Type of Asset	Life in Years
Software	3
Furniture and equipment	5 to 7
Leasehold improvements	5 to 15
Buildings	40

NOTE 7 – Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”. Upon adoption, the Company elected practical expedients including existing leases retaining their classification as operating leases and combining lease and non-lease components. The Company also elected to not recognize right-of-use assets and lease liabilities arising from short-term leases. As of December 31, 2020, the Company leased six of our offices under various operating lease agreements. The lease agreements have maturity dates ranging from February 2022 to October 2029, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 7.30 years and 7.97 years as of December 31, 2020 and 2019, respectively.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered in to. The weighted average discount rate for leases was 2.70% and 2.86% as of December 31, 2020 and 2019, respectively.

Total operating lease costs were $2.4 million and $2.2 million for the years ended December 31, 2020 and 2019, respectively. The ROU asset, included in property and equipment, and lease liability, included in other liabilities, were $18.8 million and $19.5 million as of December 31, 2020, respectively, compared to $19.5 million and $20.1 million as of December 31, 2019, respectively. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.

Maturities of lease liabilities as of December 31, 2020 were as follows:

Operating
(dollars in thousands)	Leases
2021	$2,335
2022	1,587
2023	1,462
2024	1,501
2025	1,544
Thereafter	15,886
Total undiscounted lease payments	24,315
Discount effect of cash flows	4,783
Total lease liability	$19,532

NOTE 8 – Other Real Estate Owned

Other real estate owned is comprised of real estate acquired in settlement of loans and is included in other assets on the balance sheet. At December 31, 2020 there was one commercial property owned totaling $1.2 million compared to no other real estate owned at December 31, 2019. The following summarizes the activity in the real estate acquired in settlement of loans portion of other real estate owned:

	For the year ended December 31,
(dollars in thousands)	2020	2019
Balance, beginning of year	$-	$-
Additions	2,198	-
Sales	-	-
Write-downs, net	(1,029)	-
Balance, end of year	$1,169	$-

NOTE 9 – Deposits

The following is a detail of the deposit accounts:

	December 31,
(dollars in thousands)	2020	2019
Noninterest bearing	$576,610	397,331
Interest bearing:
NOW accounts	268,739	228,680
Money market accounts	1,042,745	898,923
Savings	27,254	16,258
Time, less than $100,000	36,454	47,941
Time, $100,000 and over	190,956	286,991
Total deposits	$2,142,758	1,876,124

At December 31, 2020 and 2019, time deposits greater than $250,000 were $130.9 million and $220.1 million, respectively.

Also, at December 31, 2020 and 2019, the Company had approximately $22.0 million and $67.4 million, respectively, of time deposits that were obtained outside of the Company’s primary market. Interest expense on time deposits greater than $100,000 was $4.6 million for the year ended December 31, 2020, $6.9 million for the year ended December 31, 2019, and $4.7 million for the year ended December 31, 2018.

At December 31, 2020 the scheduled maturities of certificates of deposit are as follows:

(dollars in thousands)
2021	$200,657
2022	13,244
2023	8,373
2024	2,370
2025 and after	2,766
$227,410

NOTE 10 – Federal Home Loan Bank Advances and Other Borrowings

At December 31, 2020 and 2019, the Company had $25.0 million and $110.0 million in FHLB Advances, respectively. The FHLB advances are secured with approximately $868.5 million of mortgage loans and $3.1 million of stock in the FHLB.

Listed below is a summary of the terms and maturities of the advances outstanding at December 31, 2020 and 2019. The $25.0 million outstanding at December 31, 2020 was at a variable rate.

	December 31,
(dollars in thousands)		2020		2019
Maturity	Amount	Rate	Amount	Rate
December 31, 2020	$-	-%	$110,000	1.78%
December 31, 2021	25,000	0.36%	-	-%
	$25,000	0.36%	$110,000	1.78%

The Company also has an unsecured, interest only line of credit for $15 million with another financial institution which was unused at December 31, 2020. The line of credit bears interest at LIBOR plus 3.50% and matures on December 31, 2021. The loan agreement contains various financial covenants related to capital, earnings and asset quality.

NOTE 11 – Subordinated Debentures

On June 26, 2003, Greenville First Statutory Trust I (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of June 26, 2033. At December 31, 2020, the interest rate was 3.35% and is indexed to the 3-month LIBOR rate plus 3.10% and adjusted quarterly. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $6.2 million junior subordinated debentures.

On December 22, 2005, Greenville First Statutory Trust II (a non-consolidated subsidiary) issued $7.0 million floating rate trust preferred securities with a maturity of December 22, 2035. At December 31, 2020, the interest rate was 1.68% and is indexed to the 3-month LIBOR rate plus 1.44% and adjusted quarterly. The Company received from the Trust the $7.0 million proceeds from the issuance of the securities and the $217,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $7.2 million junior subordinated debentures.

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

NOTE 12 – Unused Lines of Credit

At December 31, 2020, the Company had five lines of credit to purchase federal funds that totaled $118.5 million which were unused at December 31, 2020. The lines of credit are available on a one to 14 day basis for general corporate purposes of the Company. The lender has reserved the right to withdraw the line at their option. The Company has an additional line of credit with the FHLB to borrow funds, subject to a pledge of qualified collateral. The Company has collateral that would support approximately $512.5 million in additional borrowings with the FHLB at December 31, 2020.

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

The following table summarizes the Company’s outstanding financial derivative instruments at December 31, 2020 and December 31, 2019.

	December 31, 2020
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$107,569	Other assets	$2,385
MBS forward sales commitments	75,500	Other liabilities	(501)
Total derivative financial instruments	$183,069		$1,884

	December 31, 2019
			Fair Value
	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$26,446	Other assets	$344
MBS forward sales commitments	20,500	Other liabilities	(39)
Total derivative financial instruments	$46,946		$305

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	6,493	-	6,493
SBA securities	-	485	-	485
State and political subdivisions	-	19,388	-	19,388
Asset-backed securities	-	11,529	-	11,529
Mortgage-backed securities	-	56,834	-	56,834
Mortgage loans held for sale	-	60,257	-	60,257
Mortgage loan interest rate lock commitments	-	2,385	-	2,385
Total assets measured at fair value on a recurring basis	$-	157,371	-	157,371

Liabilities
MBS forward sales commitments	$-	501	-	501
Total liabilities measured at fair value on a recurring basis	$-	501	-	501

	December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	499	-	499
SBA securities	-	531	-	531
State and political subdivisions	-	4,184	-	4,184
Asset-backed securities	-	13,167	-	13,167
Mortgage-backed securities	-	49,313	-	49,313
Mortgage loans held for sale	-	27,046	-	27,046
Mortgage loan interest rate lock commitments	-	344	-	344
Total assets measured at fair value on a recurring basis	$-	95,084	-	95,084

Liabilities
MBS forward sales commitments	$-	39	-	39
Total liabilities measured at fair value on a recurring basis	$-	39	-	39

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on approximately 85% of loans as of December 31, 2020. Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

	December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	8,144	3,109	11,253
Other real estate owned	-	1,169	-	1,169
Total assets measured at fair value on a nonrecurring basis	$-	9,313	3,109	12,422

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	5,634	4,941	10,575
Total assets measured at fair value on a nonrecurring basis	$-	5,634	4,941	10,575

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2020, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company’s financial instruments at December 31, 2020 and 2019 are as follows:

	December 31, 2020
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$3,635	3,635	-	-	3,635
Loans(1)	2,085,756	2,060,698	-	-	2,060,698
Financial Liabilities:
Deposits	2,142,758	2,008,317	-	2,008,317	-
FHLB and other borrowings	25,000	24,972	-	24,972	-
Subordinated debentures	35,998	30,371	-	30,371	-

	December 31, 2019
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$6,948	6,948	-	-	6,948
Loans(1)	1,914,870	1,900,216	-	-	1,900,216
Financial Liabilities:
Deposits	1,876,124	1,772,121	-	1,772,121	-
FHLB and other borrowings	110,000	109,737	-	109,737	-
Subordinated debentures	35,890	33,250	-	33,250	-

(1) Carrying amount is net of the allowance for loan losses and previously presented impaired loans.

NOTE 15 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2020, 2019 and 2018. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

At December 31, 2020, 2019 and 2018, options totaling 318,825, 94,885, and 195,425, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value. These options were therefore excluded from the diluted earnings per share calculation.

	December 31,
(dollars in thousands, except share data)	2020	2019	2018
Numerator:
Net income	$18,328	$27,858	$22,289
Net income available to common shareholders	$18,328	$27,858	$22,289
Denominator:
Weighted-average common shares outstanding - basic	7,718,615	7,528,283	7,384,200
Common stock equivalents	105,599	244,261	353,295
Weighted-average common shares outstanding - diluted	7,824,214	7,772,544	7,737,495
Earnings per common share:
Basic	$2.37	$3.70	$3.02
Diluted	$2.34	$3.58	$2.88

NOTE 16 – Commitments and Contingencies

The Company has entered into a three year employment agreement with its chief executive officer and a two year employment agreement with 10 executive vice presidents. These agreements also include a) an incentive program, b) a stock option plan, c) a one-year non-compete agreement upon termination and a severance payment equal to one year of compensation. The total estimated aggregate salary commitment is approximately $3.0 million.

The Company has an agreement with a data processor which expires in 2023 to provide certain item processing, electronic banking, and general ledger processing services. Components of this contract vary based on transaction and account volume, monthly charges and certain termination fees.

At December 31, 2020, the Company has a contract with a construction company for $28.2 million to construct a new bank headquarters in Greenville, South Carolina.

The Company may be subject to litigation and claims in the normal course of business. As of December 31, 2020, management believes there is no material litigation pending.

NOTE 17 – Income Taxes

The components of income tax expense were as follows:

	For the years ended December 31,
(dollars in thousands)	2020	2019	2018
Current income taxes:
Federal	$10,244	6,791	5,536
State	841	1,250	990
Total current tax expense	11,085	8,041	6,526
Deferred income tax expense (benefit)	(5,594)	(420)	(125)
Income tax expense	$5,491	7,621	6,401

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate:

	For the years ended December 31,
(dollars in thousands)	2020	2019	2018
Tax expense at statutory rate	$5,002	7,451	6,025
Effect of state income taxes, net of federal benefit	664	987	782
Exempt income	(27)	(26)	(34)
Effect of stock-based compensation	(30)	(693)	(248)
Other	(118)	(98)	(124)
Income tax expense	$5,491	7,621	6,401

The components of the deferred tax assets and liabilities are as follows:

	December 31,
(dollars in thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$9,271	3,495
Unrealized loss on securities available for sale	-	79
Net deferred loan fees	812	697
Deferred compensation	1,728	1,404
Write-down of real estate owned	216	-
Lease liabilities	4,102	4,219
Other	187	234
	16,316	10,128
Deferred tax liabilities:
Property and equipment	1,610	1,398
Unrealized gain on securities available for sale	272	-
Hedging transactions	855	227
Prepaid expenses	120	132
ROU assets	3,941	4,096
	6,798	5,853
Net deferred tax asset	$9,518	4,275

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

A summary of loan transactions with directors and executive officers, including their affiliates is as follows:

	For the years ended December 31,
(dollars in thousands)	2020	2019
Balance, beginning of year	$10,891	13,969
New loans	4,389	6,709
Less loan payments	(9,490)	(9,787)
Balance, end of year	$5,790	10,891

Deposits by executive officers and directors and their related interests at December 31, 2020 and 2019, were $5.1 million and $2.5 million, respectively.

The Company has a land lease with a director on the property for a branch office, with monthly payments of $9,311. In addition, the Company periodically enters into various consulting agreements with the director for development, administration and advisory services related to the purchase of property and construction of current and future branch office sites, including the development of the new bank headquarters in Greenville, South Carolina. Payments totaling $600,000 were made to the director for these services during the years ended December 31, 2019 and 2020.

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

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2020, unfunded commitments to extend credit were approximately $480.1 million, of which $114.6 million is at fixed rates and $365.5 million is at variable rates. At December 31, 2019, unfunded commitments to extend credit were approximately $426.6 million, of which $105.0 million is at fixed rates and $321.6 million is at variable rates. The Company evaluates each client’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2020 and 2019, there was a $8.7 million and $9.9 million commitment, respectively, under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The fair value of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standing. The total fair value of such instruments is not material.

NOTE 20 – Employee Benefit Plan

On January 1, 2000, the Company adopted the Southern First Bancshares, Inc. Profit Sharing and 401(k) Plan for the benefit of all eligible employees. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan for the years ended December 31, 2020, 2019, and 2018 amounted to $881,000, $693,000, and $587,000, respectively.

The Company also provides a nonqualified deferred compensation plan for 26 executive officers in the form of a Supplemental Executive Retirement Plan (“SERP”). The SERP provides retirement income for these officers. As of December 31, 2020 and 2019, the Company had an accrued benefit obligation of $8.2 million and $6.7 million, respectively. The Company incurred expenses related to this plan of $1.6 million, $657,000, and $940,000 in 2020, 2019, and 2018, respectively.

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

Stock-based compensation expense was recorded as follows:

	For the years ended December 31,
(dollars in thousands)	2020	2019	2018
Stock option expense	$1,017	1,270	1,183
Restricted stock grant expense	380	428	319
Total stock-based compensation expense	$1,397	1,698	1,502

Stock Options

The Company’s 2010 Incentive Plan, as amended, had available for issuance a total of 566,025 shares (adjusted for the 10% stock dividends in 2013, 2012, and 2011). The Plan expired on March 16, 2020 and no further shares may be issued from the plan.

On March 15, 2016, the Company adopted the 2016 Equity Incentive Plan, making available for issuance 400,000 stock options. The options may be exercised at an exercise price per share based on the fair market value and determined on the date of grant and expire 10 years from the grant date. As of December 31, 2020, there were 123,827 options available for grant under the 2016 Equity Incentive Plan.

On March 17, 2020, the Company adopted the 2020 Equity Incentive Plan, making available for issuance up to 450,000 stock options. The options may be exercised at an exercise price per share based on the fair market value and determined on the date of grant and expire 10 years from the grant date. As of December 31, 2020, there were no shares issued under this plan.

A summary of the status of the stock option plan and changes for the period is presented below:

	For the years ended December 31,
	2020			2019			2018
			Weighted			Weighted			Weighted
		Weighted	Average		Weighted	Average		Weighted	Average
		average	Remaining		average	Remaining		average	Remaining
		exercise	Contractual		exercise	Contractual		exercise	Contractual
	Shares	price	Life	Shares	price	Life	Shares	price	Life
Outstanding at beginning of year	541,414	$26.65		648,311	$20.74		662,841	$15.70
Granted	101,700	37.77		101,350	32.81		94,700	43.13
Exercised	(93,870)	14.79		(191,497)	9.24		(105,630)	8.51
Forfeited or expired	(54,049)	38.15		(16,750)	34.01		(3,600)	40.03
Outstanding at end of year	495,195	$29.93	6.4 years	541,414	$26.65	6.3 years	648,311	$20.74	5.6 years
Options exercisable at year-end	287,548	$24.93	5.0 years	305,991	$20.00	4.9 years	404,851	$12.58	4.0 years
Weighted average fair value of options granted during the year		$11.37			$11.81			$16.76
Shares available for grant	136,339			183,990			270,090

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) of 495,570 and 541,414 stock options outstanding at December 31, 2020 and 2019 was $3.7 million and $8.6 million, respectively. The aggregate intrinsic value of 287,548 and 305,991 stock options exercisable at December 31, 2020 and 2019 was $3.3 million and $6.9 million, respectively.

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants:

	2020	2019	2018
Dividend yield	-	-	-
Expected life	7 years	7 years	7 years
Expected volatility	25.51%	28.21%	32.07%
Risk-free interest rate	1.29%	2.59%	2.50%

At December 31, 2020, there was $1.6 million of total unrecognized compensation cost related to nonvested stock option grants. The cost is expected to be recognized over a weighted-average period of 2.5 years. The fair value of stock option grants that vested during 2020, 2019, and 2018 was $1.2 million, $1.2 million and $973,000, respectively.

Restricted Stock Grants

On May 17, 2016, the Company adopted the 2016 Equity Incentive Plan which included a provision for the issuance of 50,000 shares of common stock to be issuable as restricted stock grants. As of December 31, 2020, 25,524 shares of restricted stock were available for grant.

On May 12, 2020, the Company adopted the 2020 Equity Incentive Plan which included a provision for the issuance of 450,000 shares of common stock to be issuable as either stock options or restricted stock grants. As of December 31, 2020, there were no issuances of stock options or restricted stock under this plan.

Shares of restricted stock granted to employees under the stock plans are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends.

A summary of the status of the Company’s nonvested restricted stock and changes for the years ended December 31, 2020, 2019, and 2018 is as follows:

	December 31,
	2020		2019		2018
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Grant-Date	Restricted	Grant-Date	Restricted	Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	32,825	$34.78	29,625	$34.00	25,000	$26.43
Granted	13,200	39.87	14,700	33.64	13,000	42.87
Vested	(14,051)	32.06	(10,375)	31.61	(8,375)	25.17
Forfeited	(5,875)	37.74	(1,125)	28.03	-	-
Nonvested at end of year	26,099	$38.05	32,825	$34.78	29,625	$34.00

At December 31, 2020, there was $700,000 of total unrecognized compensation cost related to nonvested restricted stock grants. The cost is expected to be recognized over a weighted-average period of 2.5 years.

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

NOTE 23 – Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. The capital rules require banks and bank holding companies (other than bank holding companies, such as the Company, that qualify under the Federal Reserve’s Small Bank Holding Company Policy Statement) to maintain a minimum total risked-based capital ratio of at least 8%, a total Tier 1 capital ratio of at least 6%, a minimum common equity Tier 1 capital ratio of at least 4.5%, and a leverage ratio of at least 4%. Bank holding companies and banks are also required to hold a capital conservation buffer of common equity Tier 1 capital of 2.5% to avoid limitations on capital distributions and discretionary executive compensation payments. The capital conservation buffer was phased in incrementally over time, becoming fully effective on January 1, 2019, and consists of an additional amount of common equity equal to 2.5% of risk-weighted assets.

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of December 31, 2020, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the Company and the regulatory minimum requirements at December 31, 2020 and 2019.

					To be well
					capitalized
			For capital		under prompt
			adequacy purposes		corrective action
	Actual		minimum		provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
The Bank
Total Capital (to risk weighted assets)	$279,414	13.92%	$160,554	8.00%	$200,693	10.00%
Tier 1 Capital (to risk weighted assets)	254,092	12.66%	120,416	6.00%	160,554	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	254,092	12.66%	90,312	4.50%	130,451	6.50%
Tier 1 Capital (to average assets)	254,092	10.26%	99,094	4.00%	123,867	5.00%

The Company(1)
Total Capital (to risk weighted assets)	288,593	14.38%	160,554	8.00%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	240,271	11.97%	120,416	6.00%	n/a	n/a
Common Equity Tier 1 Capital (to risk weighted assets)	227,271	11.32%	90,312	4.50%	n/a	n/a
Tier 1 Capital (to average assets)	240,271	9.70%	99,094	4.00%	n/a	n/a

					To be well
					capitalized
			For capital		under prompt
			adequacy purposes		corrective action
	Actual		minimum		provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
The Bank
Total Capital (to risk weighted assets)	$250,847	13.31%	$150,807	8.00%	$188,510	10.00%
Tier 1 Capital (to risk weighted assets)	234,205	12.42%	113,106	6.00%	150,807	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	234,205	12.42%	84,829	4.50%	122,531	6.50%
Tier 1 Capital (to average assets)	234,205	10.80%	86,772	4.00%	108,465	5.00%

The Company(1)
Total Capital (to risk weighted assets)	258,800	13.73%	150,807	8.00%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	219,158	11.63%	113,106	6.00%	n/a	n/a
Common Equity Tier 1 Capital (to risk weighted assets)	206,158	10.94%	84,829	4.50%	n/a	n/a
Tier 1 Capital (to average assets)	219,158	10.10%	86,772	4.00%	n/a	n/a

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

	Year ended December 31, 2020
(dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Corporate Operations	Eliminations	Consolidated
Interest income	$93,640	1,178	17	(17)	94,818
Interest expense	13,317	-	1,708	(17)	15,008
Net interest income (loss)	80,323	1,178	(1,691)	-	79,810
Provision for loan losses	29,600	-	-	-	29,600
Noninterest income	7,568	19,785	-	-	27,353
Noninterest expense	43,563	9,898	283	-	53,744
Net income (loss) before taxes	14,728	11,065	(1,974)	-	23,819
Income tax provision (benefit)	3,582	2,324	(415)	-	5,491
Net income (loss)	$11,146	8,741	(1,559)	-	18,328
Total assets	$2,419,245	62,910	264,566	(264,134)	2,482,587

	Year ended December 31, 2019
	Commercial and Retail Banking	Mortgage Banking	Corporate Operations	Eliminations	Consolidated
Interest income	$91,923	729	13	(13)	92,652
Interest expense	24,467	-	929	(13)	25,383
Net interest income (loss)	67,456	729	(916)	-	67,269
Provision for loan losses	2,300	-	-	-	2,300
Noninterest income	5,060	9,923	-	-	14,983
Noninterest expense	37,797	6,436	240	-	44,473
Net income (loss) before taxes	32,419	4,216	(1,156)	-	35,479
Income tax expense (benefit)	6,979	885	(243)	-	7,621
Net income (loss)	$25,440	3,331	(913)	-	27,858
Total assets	$2,239,430	27,356	242,069	(241,660)	2,267,195

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

NOTE 25 – Parent Company Financial Information

Following is condensed financial information of Southern First Bancshares, Inc. (parent company only):

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2020	2019
Assets
Cash and cash equivalents	$9,019	7,753
Investment in subsidiaries	255,518	234,310
Other assets	29	6
Total assets	$264,566	242,069
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$274	319
Subordinated debentures	35,998	35,890
Shareholders’ equity	228,294	205,860
Total liabilities and shareholders’ equity	$264,566	242,069

Condensed Statements of Income

	For the years ended December 31,
(dollars in thousands)	2020	2019	2018
Revenues
Interest income	$17	13	9
Total revenue	17	13	9
Expenses
Interest expense	1,708	929	592
Other expenses	283	240	240
Total expenses	1,991	1,169	832
Income tax benefit	415	243	173
Loss before equity in undistributed net income of subsidiaries	(1,559)	(913)	(650)
Equity in undistributed net income of subsidiaries	19,887	28,771	22,939
Net income	$18,328	27,858	22,289

Condensed Statements of Cash Flows

	For the years ended December 31,
(dollars in thousands)	2020	2019	2018
Operating activities
Net income	$18,328	27,858	22,289
Adjustments to reconcile net income to cash provided by (used for) operating activities
Equity in undistributed net income of subsidiaries	(19,887)	(28,771)	(22,939)
Compensation expense related to stock options and restricted stock grants	1,397	1,698	1,502
(Increase) decrease in other assets	(23)	12	12
Increase (decrease) in accounts payable and accrued expenses	63	(202)	2
Net cash provided by (used for) operating activities	(122)	595	866
Investing activities
Investment in subsidiaries, net	-	-	-
Net cash used for investing activities	-	-	-
Financing activities
Issuance of common stock	-	-	-
Proceeds from the exercise of stock options and warrants	1,388	1,769	900
Net cash provided by financing activities	1,388	1,769	900
Net increase in cash and cash equivalents	1,266	2,364	1,766
Cash and cash equivalents, beginning of year	7,753	5,389	3,623
Cash and cash equivalents, end of year	$9,019	7,753	5,389

NOTE 26 – Selected Condensed Quarterly Financial Data (Unaudited)

	2020
	For the quarters ended
(dollars in thousands, except share data)	March 31	June 30	September 30	December 31
Interest income	$23,866	23,991	23,415	23,547
Interest expense	5,768	4,217	2,778	2,244
Net interest income	18,098	19,774	20,637	21,303
Provision for loan losses	6,000	10,200	11,100	2,300
Noninterest income	3,916	9,207	7,584	6,644
Noninterest expenses	12,372	12,644	14,183	14,544
Income before income tax expense	3,642	6,137	2,938	11,103
Income tax expense	810	1,459	721	2,502
Net income available to common shareholders	$2,832	4,678	2,217	8,601
Earnings per common share
Basic	$0.37	0.61	0.29	1.11
Diluted	$0.36	0.60	0.28	1.10
Weighted average common shares outstanding
Basic	7,678,598	7,722,419	7,732,293	7,740,755
Diluted	7,827,173	7,818,651	7,815,265	7,835,739

	2019
	For the quarters ended
	March 31	June 30	September 30	December 31
Interest income	$21,612	23,088	24,056	23,896
Interest expense	5,794	6,549	6,777	6,263
Net interest income	15,818	16,539	17,279	17,633
Provision for loan losses	300	300	650	1,050
Noninterest income	2,994	4,090	4,396	3,503
Noninterest expenses	10,648	11,368	11,484	10,973
Income before income tax expense	7,864	8,961	9,541	9,113
Income tax expense	1,855	1,722	2,129	1,915
Net income available to common shareholders	$6,009	7,239	7,412	7,198
Earnings per common share
Basic	$0.81	0.97	0.98	0.94
Diluted	$0.78	0.93	0.95	0.92
Weighted average common shares outstanding
Basic	7,459,342	7,495,508	7,548,184	7,608,241
Diluted	7,741,860	7,756,044	7,780,504	7,810,922

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

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2021 and is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2021 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

In response to this Item, the information required by Item 201(d) is contained in Item 5 of this report. The other information required by this item is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2021 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2021 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2021 and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements
		The following consolidated financial statements are located in Item 8 of this report.
		Management’s Report on Internal Control Over Financial Reporting
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of December 31, 2020 and 2019
		Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
		Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018
		Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
		Notes to the Consolidated Financial Statements
	(2)	Financial Statement Schedules
		These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.
	(3)	Exhibits
		See the “Exhibit Index” immediately following the signature page of this report.

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed on July 27, 1999, File No. 333-83851).

3.2	Amended and Restated Bylaws dated March 18, 2008 (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-K filed March 24, 2008).

3.3	Amendment to Amended and Restated Bylaws dated March 18, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on November 2, 2020).

4.1

Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K filed on March 2, 2020).

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

10.1	Southern First Bancshares, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed April 6, 2010).*

10.2	Amendment to Southern First Bancshares, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 15, 2014).*

10.3	Amendment to Southern First Bancshares, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 14, 2015).*

10.4	Form of Award Agreement for Stock Options (incorporated by reference to Exhibit 4.6 of the Company’s Form S-8 filed on August 12, 2010).*

10.5	Form of Award Agreement for Restricted Stock (incorporated by reference to Exhibit 4.7 of the Company’s Form S-8 filed on August 12, 2010).*

10.6

Sublease Agreement between Greenville First Bank, N.A. and Augusta Road Holdings, LLC dated February 26, 2004 (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-QSB for the period ended June 30, 2004).

10.7

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

10.9	R. Arthur Seaver, Jr. Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed October 3, 2013).*

10.10	F. Justin Strickland Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed October 3, 2013).*

10.11	Michael D. Dowling Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed October 3, 2013).*

10.12	Form of Split Dollar Agreement between certain executives and Southern First Bancshares, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 18, 2009).*

10.13	Form of Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 23, 2008).*

10.14

Form of First Amendment to Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed December 23, 2008).*

10.15	Michael D. Dowling Salary Continuation Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 3, 2013).*

10.16	F. Justin Strickland First Amendment to Salary Continuation Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 3, 2013).*

10.17	R. Arthur Seaver, Jr. Second Amendment to Salary Continuation Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed October 3, 2013).*

10.18	Southern First Bancshares, Inc. 2016 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 12, 2016).*

10.19	Form of Award Agreement for Stock Options (incorporated by reference to Exhibit 4.6 of the Company’s Form S-8 filed on August 18, 2016).*

10.20	Form of Award Agreement for Restricted Stock (incorporated by reference to Exhibit 4.7 of the Company’s Form S-8 filed on August 18, 2016).*

10.21

Amendment dated as of January 31, 2019 to R. Arthur Seaver, Jr. Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 6, 2019).*

10.22

Amendment dated as of January 31, 2019 to F. Justin Strickland Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 6, 2019).*

10.23

Amendment dated as of January 31, 2019 to Michael D. Dowlling Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on February 6, 2019).*

10.24

Development Services Agreement dated as of April 9, 2019 between Southern First Bank and Cothran Properties, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 2, 2019).

10.25

Form of Subordinated Note Purchase Agreement dated as of September 30, 2019 by and among Southern First Bancshares, Inc. and certain qualified institutional buyers and accredited investors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 30, 2019).

10.26

Form of Registration Rights Agreement dated as of September 30, 2019 by and among Southern First Bancshares, Inc. and certain qualified institutional buyers and accredited investors (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 30, 2019).

10.27

Consulting Agreement dated as of January 23, 2020 between Southern First Bancshares, Inc., Southern First Bank, and F. Justin Strickland (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 23, 2020).*

10.28

General Waiver and Release Agreement dated as of January 23, 2020 between Southern First Bank and F. Justin Strickland (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 23, 2020).*

10.29

Pledge Agreement, dated as of June 30, 2017, by and between Southern First Bancshares, Inc. and CenterState Bank, National Association (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on July 3, 2017).

10.30

Amended and Restated Loan and Security Agreement, dated as of June 29, 2020, by and between Southern First Bancshares, Inc. and CenterState Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 3, 2020).

10.31

Amended and Restated Promissory Note, dated as of June 29, 2020, by and between Southern First Bancshares, Inc. and CenterState Bank, National Association (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 3, 2020).

21	Subsidiaries.

23	Consent of Independent Public Accountants.

24	Power of Attorney (contained herein as part of the signature pages).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2020, 2019, and 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018, and (iv) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.

Date:	March 2, 2021	By:	/s/ R. Arthur Seaver, Jr.
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

Signature	Title	Date

/s/ R. Arthur Seaver, Jr.	Director, Chief Executive Officer	March 2, 2021
R. Arthur Seaver, Jr.	(Principal Executive Officer)

/s/ Michael D. Dowling	Chief Financial Officer, Chief Operating Officer	March 2, 2021
Michael D. Dowling	(Principal Financial and Accounting Officer)

/s/ Andrew B. Cajka, Jr.	Director	March 2, 2021
Andrew B. Cajka, Jr.

/s/ Mark A. Cothran	Director	March 2, 2021
Mark A. Cothran

/s/ Leighton M. Cubbage	Director	March 2, 2021
Leighton M. Cubbage

/s/ David G. Ellison	Director	March 2, 2021
David G. Ellison

/s/ Anne S. Ellefson	Director	March 2, 2021
Anne S. Ellefson

/s/ Tecumseh Hooper, Jr.	Director	March 2, 2021
Tecumseh Hooper, Jr.

/s/ Rudolph G. Johnstone, III M.D.	Director	March 2, 2021
Rudolph G. Johnstone, III, M.D.

/s/ Anna T. Locke	Director	March 2, 2021
Anna T. Locke

/s/ James B. Orders, III	Director, Chairman	March 2, 2021
James B. Orders, III