Form 10-Q
period 2021-03-31
SOUTHERN FIRST BANCSHARES INC
filed 2021-04-29
CIK 1090009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,853,096 shares of common stock, par value $0.01 per share, were issued and outstanding as of April 27, 2021.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

March 31, 2021 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except share data)	2021	2020
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$12,621	12,920
Federal funds sold	74,268	21,744
Interest-bearing deposits with banks	68,456	66,023
Total cash and cash equivalents	155,345	100,687
Investment securities:
Investment securities available for sale	92,997	94,729
Other investments	1,770	3,635
Total investment securities	94,767	98,364
Mortgage loans held for sale	57,073	60,257
Loans	2,183,682	2,142,867
Less allowance for loan losses	(43,499)	(44,149)
Loans, net	2,140,183	2,098,718
Bank owned life insurance	48,869	41,102
Property and equipment, net	61,710	60,236
Deferred income taxes	9,813	9,518
Other assets	12,162	13,705
Total assets	$2,579,922	2,482,587
LIABILITIES
Deposits	$2,258,751	2,142,758
Federal Home Loan Bank advances and other borrowings	-	25,000
Subordinated debentures	36,025	35,998
Other liabilities	45,625	50,537
Total liabilities	2,340,401	2,254,293
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 7,853,096 and 7,772,748 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	79	78
Nonvested restricted stock	(1,075)	(698)
Additional paid-in capital	111,181	108,831
Accumulated other comprehensive income (loss)	(90)	1,023
Retained earnings	129,426	119,060
Total shareholders’ equity	239,521	228,294
Total liabilities and shareholders’ equity	$2,579,922	2,482,587

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months
	ended March 31,
(dollars in thousands, except share data)	2021	2020
Interest income
Loans	$22,465	23,367
Investment securities	301	396
Federal funds sold and interest-bearing deposits with banks	47	103
Total interest income	22,813	23,866
Interest expense
Deposits	1,155	5,174
Borrowings	385	594
Total interest expense	1,540	5,768
Net interest income	21,273	18,098
Provision for loan losses	(300)	6,000
Net interest income after provision for loan losses	21,573	12,098
Noninterest income
Mortgage banking income	4,633	2,668
Service fees on deposit accounts	185	262
ATM and debit card income	470	398
Income from bank owned life insurance	267	270
Other income	349	318
Total noninterest income	5,904	3,916
Noninterest expenses
Compensation and benefits	6,683	6,390
Mortgage production costs	2,867	1,807
Occupancy	1,637	1,533
Other real estate owned expenses	387	-
Outside service and data processing costs	1,142	1,070
Insurance	301	320
Professional fees	421	400
Marketing	182	230
Other	542	622
Total noninterest expenses	14,162	12,372
Income before income tax expense	13,315	3,642
Income tax expense	2,949	810
Net income available to common shareholders	$10,366	2,832
Earnings per common share
Basic	$1.33	0.37
Diluted	1.31	0.36
Weighted average common shares outstanding
Basic	7,774,515	7,678,598
Diluted	7,908,537	7,827,173

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months
	ended March 31,
(dollars in thousands)	2021	2020
Net income	$10,366	2,832
Other comprehensive income:
Unrealized gain on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	(1,409)	895
Tax (expense) benefit	296	(187)
Reclassification of realized gain	-	-
Tax expense	-	-
Other comprehensive income (loss)	(1,113)	708
Comprehensive income	$9,253	3,540

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

							Accumulated
					Nonvested	Additional	other
	Common stock		Preferred stock		restricted	paid-in	comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2019	7,672,678	$77	-	$-	$(803)	$106,152	$(298)	$100,732	$205,860
Net income	-	-	-	-	-	-	-	2,832	2,832
Proceeds from exercise of stock options	35,404	-	-	-	-	741	-	-	741
Issuance of restricted stock	9,500	-	-	-	(406)	406	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	104	-	-	-	104
Compensation expense related to stock options, net of tax	-	-	-	-	-	230	-	-	230
Other comprehensive income	-	-	-	-	-	-	708	-	708

March 31, 2020	7,717,582	$77	-	$-	$(1,105)	$107,529	$410	$103,564	$210,475
December 31, 2020	7,772,748	78	-	-	(698)	108,831	1,023	119,060	228,294
Net income	-	-	-	-	-	-	-	10,366	10,366
Proceeds from exercise of stock options	69,598	1	-	-	-	1,577	-	-	1,578
Issuance of restricted stock	10,750	-	-	-	(477)	477	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	100	-	-	-	100
Compensation expense related to stock options, net of tax	-	-	-	-	-	296	-	-	296
Other comprehensive loss	-	-	-	-	-	-	(1,113)	-	(1,113)

March 31, 2021	7,853,096	$79	-	$-	$(1,075)	$111,181	$(90)	$129,426	$239,521

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
(dollars in thousands)	2021	2020
Operating activities
Net income	$10,366	2,832
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Provision for loan losses	(300)	6,000
Depreciation and other amortization	551	549
Accretion and amortization of securities discounts and premium, net	232	116
Loss on sale of real estate owned	380	-
Gain on sale of fixed assets	(10)	-
Net change in operating leases	121	55
Compensation expense related to stock options and restricted stock grants	396	334
Gain on sale of loans held for sale	(4,813)	(2,778)
Loans originated and held for sale	(173,380)	(95,423)
Proceeds from sale of loans held for sale	181,377	90,299
Increase in cash surrender value of bank owned life insurance	(267)	(270)
Decrease in deferred tax asset	1	-
Decrease (increase) in other assets	376	(1,490)
Decrease in other liabilities	(4,461)	(3,782)
Net cash provided by (used for) operating activities	10,569	(3,558)
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(41,165)	(86,916)
Purchase of property and equipment	(2,609)	(1,119)
Purchase of investment securities:
Available for sale	(5,366)	(6,302)
Payments and maturities, calls and repayments of investment securities:
Available for sale	5,458	4,269
Other investments	1,862	1,607
Purchase of bank owned life insurance	(7,500)	-
Proceeds from sale of fixed assets	50	-
Proceeds from sale of other real estate owned	788	-
Net cash used for investing activities	(48,482)	(88,461)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	115,993	149,574
Decrease in Federal Home Loan Bank advances and other borrowings, net	(25,000)	(45,000)
Proceeds from the exercise of stock options	1,578	741
Net cash provided by financing activities	92,571	105,315
Net increase in cash and cash equivalents	54,658	13,296
Cash and cash equivalents at beginning of the period	100,687	127,816
Cash and cash equivalents at end of the period	$155,345	141,112
Supplemental information
Cash paid for
Interest	$2,767	7,103
Income taxes	-	-
Schedule of non-cash transactions
Unrealized gain (loss) on securities, net of income taxes	(1,113)	708

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2021. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

As of March 31, 2021, the Company’s and the Bank’s capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

The Company maintains access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the subsidiary bank. As of March 31, 2021, the $15.0 million line was unused.

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

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	March 31, 2021
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$7,494	1	232	7,263
SBA securities	498	-	18	480
State and political subdivisions	19,632	451	272	19,811
Asset-backed securities	11,234	58	9	11,283
Mortgage-backed securities
FHLMC	13,099	167	254	13,012
FNMA	33,870	424	377	33,917
GNMA	7,284	35	88	7,231
Total mortgage-backed securities	54,253	626	719	54,160
Total investment securities available for sale	$93,111	1,136	1,250	92,997

	December 31, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$6,500	1	8	6,493
SBA securities	504	-	19	485
State and political subdivisions	18,614	804	30	19,388
Asset-backed securities	11,587	15	73	11,529
Mortgage-backed securities
FHLMC	12,157	206	47	12,316
FNMA	35,893	507	91	36,309
GNMA	8,179	53	23	8,209
Total mortgage-backed securities	56,229	766	161	56,834
Total	$93,434	1,586	291	94,729

Contractual maturities and yields on the Company’s investment securities at March 31, 2021 and December 31, 2020 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2021
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	2,497	0.36%	3,832	1.12%	934	1.48%	7,263	0.91%
SBA securities	-	-	-	-	-	-	480	0.99%	480	0.99%
State and political subdivisions	-	-	470	2.13%	2,756	1.90%	16,585	2.18%	19,811	2.14%
Asset-backed securities	-	-	-	-	1,888	1.15%	9,395	0.97%	11,283	1.00%
Mortgage-backed securities	-	-	1,743	1.78%	8,867	1.78%	43,550	1.15%	54,160	1.28%
Total	$-	-	4,710	1.06%	17,343	1.59%	70,944	1.37%	92,997	1.40%

	December 31, 2020
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	2,501	0.37%	2,995	1.07%	997	1.48%	6,493	0.86%
SBA securities	-	-	-	-	-	-	485	0.98%	485	0.98%
State and political subdivisions	-	-	470	2.13%	3,053	1.98%	15,865	2.23%	19,388	2.18%
Asset-backed securities	-	-	-	-	1,983	1.17%	9,546	1.00%	11,529	1.03%
Mortgage-backed securities	-	-	2,044	1.77%	9,544	1.74%	45,246	1.36%	56,834	1.44%
Total	$-	-	5,015	1.10%	17,575	1.60%	72,139	1.50%	94,729	1.50%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at March 31, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2021
	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	7	$6,762	$232	-	$-	$-	7	$6,762	$232
SBA securities	-	-	-	1	479	18	1	479	18
State and political subdivisions	11	7,239	272	-	-	-	11	7,239	272
Asset-backed securities	-	-	-	2	1,961	9	2	1,961	9
Mortgage-backed securities
FHLMC	6	6,896	254	-	-	-	6	6,896	254
FNMA	12	14,882	367	2	1,251	10	14	16,133	377
GNMA	3	5,293	88	-	-	-	3	5,293	88
Total	39	$41,072	$1,213	5	$3,691	$37	44	$44,763	$1,250

	December 31, 2020
	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	3	$2,992	$8	-	$-	$-	3	$2,992	$8
SBA securities	-	-	-	1	484	19	1	484	19
State and political subdivisions	8	4,861	30	-	-	-	8	4,861	30
Asset-backed securities	-	-	-	6	6,998	73	6	6,998	73
Mortgage-backed securities
FHLMC	4	5,313	47	-	-	-	4	5,313	47
FNMA	9	11,659	66	3	1,984	25	12	13,643	91
GNMA	2	3,838	23	-	-	-	2	3,838	23
Total	26	$28,663	$174	10	$9,466	$117	36	$38,129	$291

At March 31, 2021 the Company had 39 individual investments with a fair market value of $41.1 million that were in an unrealized loss position for less than 12 months and five individual investments with a fair market value of $3.7 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. The Company also considers other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions.

As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, the Company has concluded that these securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	March 31, 2021	December 31, 2020
Federal Home Loan Bank stock	$1,241	3,103
Other investments	126	129
Investment in Trust Preferred securities	403	403
Total other investments	$1,770	3,635

The Company has evaluated the Federal Home Loan Bank (“FHLB”) stock for impairment and determined that the investment in the FHLB stock is not other than temporarily impaired as of March 31, 2021 and that ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At March 31, 2021, mortgage loans held for sale totaled $57.1 million compared to $60.2 million at December 31, 2020.

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

NOTE 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $3.9 million as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$448,505	20.5%	$433,320	20.2%
Non-owner occupied RE	584,187	26.8%	585,269	27.3%
Construction	51,996	2.4%	61,467	2.9%
Business	303,895	13.9%	307,599	14.4%
Total commercial loans	1,388,583	63.6%	1,387,655	64.8%
Consumer
Real estate	574,541	26.3%	536,311	25.0%
Home equity	154,157	7.1%	156,957	7.3%
Construction	44,170	2.0%	40,525	1.9%
Other	22,231	1.0%	21,419	1.0%
Total consumer loans	795,099	36.4%	755,212	35.2%
Total gross loans, net of deferred fees	2,183,682	100.0%	2,142,867	100.0%
Less—allowance for loan losses	(43,499)		(44,149)
Total loans, net	$2,140,183		$2,098,718

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

	March 31, 2021
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$24,523	134,934	289,048	448,505
Non-owner occupied RE	46,417	328,193	209,577	584,187
Construction	20,043	10,372	21,581	51,996
Business	77,057	136,088	90,750	303,895
Total commercial loans	168,040	609,587	610,956	1,388,583
Consumer
Real estate	13,740	51,884	508,917	574,541
Home equity	3,637	22,883	127,637	154,157
Construction	802	1,361	42,007	44,170
Other	8,205	10,528	3,498	22,231
Total consumer loans	26,384	86,656	682,059	795,099
Total gross loans, net of deferred fees	$194,424	696,243	1,293,015	2,183,682
Loans maturing after one year with:
Fixed interest rates				$1,636,382
Floating interest rates				352,876

	December 31, 2020
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$22,232	136,031	275,057	433,320
Non-owner occupied RE	39,359	335,249	210,661	585,269
Construction	21,824	15,785	23,858	61,467
Business	76,662	140,959	89,978	307,599
Total commercial loans	160,077	628,024	599,554	1,387,655
Consumer
Real estate	14,205	54,863	467,243	536,311
Home equity	4,824	23,835	128,298	156,957
Construction	1,629	1,234	37,662	40,525
Other	6,438	11,413	3,568	21,419
Total consumer	27,096	91,345	636,771	755,212
Total gross loan, net of deferred fees	$187,173	719,369	1,236,325	2,142,867
Loans maturing after one year with:
Fixed interest rates				$1,590,171
Floating interest rates				365,523

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

We became an approved SBA lender in March 2020 and processed 853 loans under the PPP for a total of $97.5 million during the second quarter of 2020. On June 26, 2020, we completed the sale of our PPP loan portfolio to The Loan Source Inc., together with its servicing partner, ACAP SME LLC.

The SBA is offering a second round of PPP loans through May 31, 2021; however, we do not intend to originate any new PPP loans, but through our relationship with The Loan Source Inc., we may receive a referral fee on PPP loans they originate to our clients. We did not receive any referral fees through March 31, 2021.

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

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

	March 31, 2021
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$448,298	583,489	51,996	303,808	1,387,591
30-59 days past due	-	-	-	50	50
60-89 days past due	-	147	-	-	147
Greater than 90 Days	207	551	-	37	795
	$448,505	584,187	51,996	303,895	1,388,583

	December 31, 2020
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$432,711	584,565	61,467	307,261	1,386,004
30-59 days past due	403	282	-	35	720
60-89 days past due	-	-	-	266	266
Greater than 90 Days	206	422	-	37	665
	$433,320	585,269	61,467	307,599	1,387,655

As of March 31, 2021 and December 31, 2020, loans 30 days or more past due represented 0.12% and 0.17% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.05% and 0.08% of the Company’s total loan portfolio as of March 31, 2021 and December 31, 2020, respectively.

The tables below provide a breakdown of outstanding commercial loans by risk category.

	March 31, 2021
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$445,915	505,500	51,861	297,637	1,300,913
Special mention	2,074	49,394	-	1,930	53,398
Substandard	516	29,293	135	4,328	34,272
Doubtful	-	-	-	-	-
	$448,505	584,187	51,996	303,895	1,388,583

	December 31, 2020
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$430,291	576,095	61,328	301,838	1,369,552
Special mention	624	587	-	1,703	2,914
Substandard	2,405	8,587	139	4,058	15,189
Doubtful	-	-	-	-	-
	$433,320	585,269	61,467	307,599	1,387,655

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

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

	March 31, 2021
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$573,372	153,771	44,170	22,231	793,544
30-59 days past due	551	189	-	-	740
60-89 days past due	-	-	-	-	-
Greater than 90 Days	618	197	-	-	815
	$574,541	154,157	44,170	22,231	795,099

	December 31, 2020
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$534,648	156,657	40,525	21,419	753,249
30-59 days past due	-	-	-	-	-
60-89 days past due	332	-	-	-	332
Greater than 90 Days	1,331	300	-	-	1,631
	$536,311	156,957	40,525	21,419	755,212

Consumer loans 30 days or more past due were 0.07% and 0.09% of total loans as of March 31, 2021 and December 31, 2020, respectively.

The tables below provide a breakdown of outstanding consumer loans by risk category.

	March 31, 2021
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$565,956	147,196	43,970	22,013	779,135
Special mention	3,993	3,888	200	167	8,248
Substandard	4,592	3,073	-	51	7,716
Doubtful	-	-	-	-	-
	$574,541	154,157	44,170	22,231	795,099

	December 31, 2020
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$530,515	152,154	40,525	21,290	744,484
Special mention	1,968	1,005	-	91	3,064
Substandard	3,828	3,798	-	38	7,664
Doubtful	-	-	-	-	-
	$536,311	156,957	40,525	21,419	755,212

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

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	March 31, 2021	December 31, 2020
Commercial
Owner occupied RE	$-	-
Non-owner occupied RE	1,127	1,143
Construction	135	139
Business	190	195
Consumer
Real estate	2,762	2,536
Home equity	439	547
Construction	-	-
Other	-	-
Nonaccruing troubled debt restructurings	3,150	3,509
Total nonaccrual loans, including nonaccruing TDRs	7,803	8,069
Other real estate owned	-	1,169
Total nonperforming assets	$7,803	9,238
Nonperforming assets as a percentage of:
Total assets	0.30%	0.37%
Gross loans	0.36%	0.43%
Total loans over 90 days past due	$1,610	2,296
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	4,379	4,893

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

		March 31, 2021
		Recorded investment
			Impaired loans	Impaired loans
	Unpaid		with no related	with related	Related
	Principal	Impaired	allowance for	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses	loan losses
Commercial
Owner occupied RE	$1,593	1,490	1,490	-	-
Non-owner occupied RE	3,208	2,133	695	1,438	363
Construction	139	135	135	-	-
Business	2,302	2,209	277	1,932	808
Total commercial	7,242	5,967	2,597	3,370	1,171
Consumer
Real estate	4,767	4,393	2,933	1,460	388
Home equity	1,797	1,690	1,631	59	59
Construction	-	-	-	-	-
Other	132	132	-	132	17
Total consumer	6,696	6,215	4,564	1,651	464
Total	$13,938	12,182	7,161	5,021	1,635

		December 31, 2020
		Recorded investment
			Impaired loans	Impaired loans
	Unpaid		with no related	with related	Related
	Principal	Impaired	allowance for	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses	loan losses
Commercial
Owner occupied RE	$1,753	1,649	1,497	152	76
Non-owner occupied RE	3,212	2,188	705	1,483	366
Construction	141	139	139	-	-
Business	2,892	2,449	279	2,170	897
Total commercial	7,998	6,425	2,620	3,805	1,339
Consumer
Real estate	4,362	4,031	3,108	923	190
Home equity	2,498	2,371	2,096	275	163
Construction	-	-	-	-	-
Other	135	135	-	135	17
Total consumer	6,995	6,537	5,204	1,333	370
Total	$14,993	12,962	7,824	5,138	1,709

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended		Three months ended		Year ended
	March 31, 2021		March 31, 2020		December 31, 2020
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$1,569	16	2,725	18	2,423	88
Non-owner occupied RE	2,161	62	7,108	62	4,217	221
Construction	137	2	-	-	56	6
Business	2,329	34	2,553	28	2,306	243
Total commercial	6,196	114	12,386	108	9,002	558
Consumer
Real estate	4,212	43	3,036	26	3,372	170
Home equity	2,030	16	2,355	12	2,128	5
Construction	-	-	-	-	-	-
Other	134	1	145	1	141	79
Total consumer	6,376	60	5,536	39	5,641	254
Total	$12,572	174	17,922	147	14,643	812

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

The following table summarizes the activity related to the allowance for loan losses by commercial and consumer portfolio segments:

	Three months ended March 31, 2021
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$8,145	12,049	1,154	7,845	10,453	3,249	747	507	44,149
Provision for loan losses	(991)	3,146	(327)	(785)	(787)	(423)	(62)	(71)	(300)
Loan charge-offs	-	-	-	(267)	-	(139)	-	-	(406)
Loan recoveries	-	-	-	55	-	1	-	-	56
Net loan charge-offs	-	-	-	(212)	-	(138)	-	-	(350)
Balance, end of period	$7,154	15,195	827	6,848	9,666	2,688	685	436	43,499
Net charge-offs to average loans (annualized)									0.07%
Allowance for loan losses to gross loans									1.99%
Allowance for loan losses to nonperforming loans									557.47%

	Three months ended March 31, 2020
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,835	4,304	541	3,692	3,278	1,447	268	277	16,642
Provision for loan losses	1,170	1,711	153	1,006	1,326	381	147	106	6,000
Loan charge-offs	-	(221)	-	-	-	-	-	(45)	(266)
Loan recoveries	-	-	-	16	2	68	-	-	86
Net loan charge-offs	-	(221)	-	16	2	68	-	(45)	(180)
Balance, end of period	$4,005	5,794	694	4,714	4,606	1,896	415	338	22,462
Net charge-offs to average loans (annualized)									0.04%
Allowance for loan losses to gross loans									1.11%
Allowance for loan losses to nonperforming loans									226.14%

The following table disaggregates the allowance for loan losses and recorded investment in loans by impairment methodology.

	March 31, 2021
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,171	464	1,635	5,967	6,215	12,182
Collectively evaluated	28,853	13,011	41,864	1,382,616	788,884	2,171,500
Total	$30,024	13,475	43,499	1,388,583	795,099	2,183,682

	December 31, 2020
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,339	370	1,709	6,425	6,537	12,962
Collectively evaluated	27,826	14,614	42,440	1,381,230	748,675	2,129,905
Total	$29,165	14,984	44,149	1,387,655	755,212	2,142,867

NOTE 5 – Troubled Debt Restructurings

At March 31, 2021, the Company had 17 loans totaling $7.5 million compared to 20 loans totaling $8.4 million at December 31, 2020, which were considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of the workout plan for individual loan relationships, the Company may restructure loan terms to assist borrowers facing financial challenges in the current economic environment.

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

The following table summarizes the concession at the time of modification and the recorded investment in the Company’s TDRs before and after their modification for the three months ended March 31, 2021 and 2020.

For the three months ended March 31, 2021
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Consumer
Real estate	1	-	-	-	1	$153	$153
Total loans	1	-	-	-	1	$153	$153

	For the three months ended March 31, 2020
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Business	1	-	-	-	1	$1,037	$1,037
Consumer
Real estate	1	-	-	-	1	322	322
Home equity	3	-	-	-	3	1,522	1,522
Total loans	5	-	-	-	5	$2,881	$2,881

As of March 31, 2021 and 2020, there were no loans modified as a TDR for which there was a payment default (60 days past due) within 12 months of the restructuring date.

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

The following table summarizes the Company’s outstanding financial derivative instruments at March 31, 2021 and December 31, 2020.

	March 31, 2021
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$95,689	Other assets	$794
MBS forward sales commitments	63,000	Other assets	497
Total derivative financial instruments	$158,689		$1,291

	December 31, 2020
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$107,569	Other assets	$2,385
MBS forward sales commitments	75,500	Other liabilities	(501)
Total derivative financial instruments	$183,069		$1,884

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 14 of the Company’s 2020 Annual Report on Form 10-K. The Company’s loan portfolio is initially fair valued using a segmented approach, using the eight categories of loans as disclosed in Note 4 – Loans and Allowance for Loan Losses. Loans are considered a Level 3 classification.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

	March 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US government agencies	$-	7,263	-	7,263
SBA securities	-	480	-	480
State and political subdivisions	-	19,811	-	19,811
Asset-backed securities	-	11,283	-	11,283
Mortgage-backed securities	-	54,160	-	54,160
Mortgage loans held for sale	-	57,073	-	57,073
Mortgage loan interest rate lock commitments	-	794	-	794
MBS forward sales commitments	-	497	-	497
Total assets measured at fair value on a recurring basis	$-	151,361	-	151,361

	December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	6,493	-	6,493
SBA securities	-	485	-	485
State and political subdivisions	-	19,388	-	19,388
Asset-backed securities	-	11,529	-	11,529
Mortgage-backed securities	-	56,834	-	56,834
Mortgage loans held for sale	-	60,257	-	60,257
Mortgage loan interest rate lock commitments	-	2,385	-	2,385
Total assets measured at fair value on a recurring basis	$-	157,371	-	157,371

Liabilities
MBS forward sales commitments	$-	501	-	501
Total liabilities measured at fair value on a recurring basis	$-	501	-	501

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020.

	As of March 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	7,833	2,714	10,547
Total assets measured at fair value on a nonrecurring basis	$-	7,833	2,714	10,547

	As of December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	8,144	3,109	11,253
Other real estate owned	-	1,169	-	1,169
Total assets measured at fair value on a nonrecurring basis	$-	9,313	3,109	12,422

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

The estimated fair values of the Company’s financial instruments at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$1,770	1,770	-	-	1,770
Loans[1]	2,128,001	2,078,530	-	-	2,078,530
Financial Liabilities:
Deposits	2,258,751	2,085,976	-	2,085,976	-
Subordinated debentures	36,025	30,548	-	30,548	-

	December 31, 2020
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$3,635	3,635	-	-	3,635
Loans[1]	2,085,756	2,060,698	-	-	2,060,698
Financial Liabilities:
Deposits	2,142,758	2,008,317	-	2,008,317	-
FHLB and other borrowings	25,000	24,972	-	24,972	-
Subordinated debentures	35,998	30,371	-	30,371	-
[1]	Carrying amount is net of the allowance for loan losses and previously presented impaired loans.

NOTE 8 – Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”. As of March 31, 2021, we leased six of our offices under various operating lease agreements. The lease agreements have maturity dates ranging from February 2022 to October 2029, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 6.90 years as of March 31, 2021.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered into. The weighted average discount rate for leases was 2.70% as of March 31, 2021.

The total operating lease costs were $714,000 and $596,000 for the three months ended March 31, 2021 and 2020, respectively. The right-of-use (ROU) asset, included in property and equipment, and lease liabilities, included in other liabilities, were $18.2 million and $19.1 million as of March 31, 2021, respectively, compared to $18.8 million and $19.5 million as of December 31, 2020, respectively. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.

Maturities of lease liabilities as of March 31, 2021 were as follows:

Operating
(dollars in thousands)	Leases
2021	$1,755
2022	1,587
2023	1,462
2024	1,501
2025	1,544
Thereafter	15,886
Total undiscounted lease payments	23,735
Discount effect of cash flows	4,653
Total lease liability	$19,082

NOTE 9 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended March 31, 2021 and 2020. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at March 31, 2021. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At March 31, 2021 and 2020, there were 210,899 and 288,053 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended
	March 31,
(dollars in thousands, except share data)	2021	2020
Numerator:
Net income available to common shareholders	$10,366	2,832
Denominator:
Weighted-average common shares outstanding – basic	7,774,515	7,678,598
Common stock equivalents	134,022	148,575
Weighted-average common shares outstanding – diluted	7,908,537	7,827,173
Earnings per common share:
Basic	$1.33	0.37
Diluted	$1.31	0.36

NOTE 10 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The three segments include Commercial and Retail Banking, Mortgage Banking, and Corporate. The following schedule presents financial information for each reportable segment.

	Three months ended					Three months ended
	March 31, 2021					March 31, 2020
	Commercial					Commercial
	and Retail	Mortgage		Elimin-	Consol-	and Retail	Mortgage		Elimin-	Consol-
(dollars in thousands)	Banking	Banking	Corporate	ations	idated	Banking	Banking	Corporate	ation	idated
Interest income	$22,414	399	3	(3)	22,813	$23,670	196	4	(4)	23,866
Interest expense	1,161	-	382	(3)	1,540	5,333	-	439	(4)	5,768
Net interest income (loss)	21,253	399	(379)	-	21,273	18,337	196	(435)	-	18,098
Provision for loan losses	(300)	-	-	-	(300)	6,000	-	-	-	6,000
Noninterest income	1,271	4,633	-	-	5,904	1,248	2,668	-	-	3,916
Noninterest expense	11,233	2,867	62	-	14,162	10,499	1,807	66	-	12,372
Net income (loss) before taxes	11,591	2,165	(441)	-	13,315	3,086	1,057	(501)	-	3,642
Income tax provision (benefit)	2,564	478	(93)	-	2,949	693	222	(105)	-	810
Net income (loss)	$9,027	1,687	(348)	-	10,366	$2,393	835	(396)	-	2,832
Total assets	$2,516,869	62,530	275,941	(275,418)	2,579,922	$2,335,160	36,577	246,424	(245,912)	2,372,249

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three month period ended March 31, 2021 as compared to the three month period ended March 31, 2020 and assesses our financial condition as of March 31, 2021 as compared to December 31, 2020. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2020 included in our Annual Report on Form 10-K for that period. Results for the three month period ended March 31, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or any future period.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” or similar references mean Southern First Bancshares, Inc. and its consolidated subsidiary. References to the “Bank” refer to Southern First Bank.

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

•

The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs; and

•

Other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, in Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q, and in our other filings with the SEC.

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

At March 31, 2021, we had total assets of $2.58 billion, a 3.9% increase from total assets of $2.48 billion at December 31, 2020. The largest components of our total assets are loans which were $2.18 billion and $2.14 billion at March 31, 2021 and December 31, 2020, respectively. Our liabilities and shareholders’ equity at March 31, 2021 totaled $2.34 billion and $239.5 million, respectively, compared to liabilities of $2.25 billion and shareholders’ equity of $228.3 million at December 31, 2020. The principal component of our liabilities is deposits which were $2.26 billion and $2.14 billion at March 31, 2021 and December 31, 2020, respectively.

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

Our net income to common shareholders was $10.4 million and $2.8 million for the three months ended March 31, 2021 and 2020, respectively. Diluted earnings per share (“EPS”) was $1.31 for the first quarter of 2021 as compared to $0.36 for the same period in 2020. The increase in net income resulted primarily from a $6.3 million decrease in loan loss provision recorded in the first quarter of 2021 compared to the same period in 2020, a $3.2 million increase in net interest income, a $2.0 million increase in noninterest income and partially offset by a $1.8 million increase in noninterest expense.

recent events – covid-19 pandemic

The COVID-19 pandemic has had significant impact on our business, industry and clients. Twelve months ago, unemployment rates were at historical highs, our bank lobbies were closed to guests, and the majority of our team was working remotely. As of March 31, 2021, normalcy has begun to return as unemployment rates have decreased to near pre-COVID levels, our bank lobbies have re-opened, and our team members have returned to the office. Our digital technology channels are also stronger and better utilized as a result of the pandemic.

Beginning in March 2020, we began granting loan modifications or deferrals to certain borrowers affected by the pandemic on a short-term basis of three to six months. As of March 31, 2021, all but two of these loans are under a normal payment structure.

We continue to monitor credit risk and our exposure to increased loan losses resulting from the impact of COVID-19 on our commercial clients. In doing so, we believe that the hospitality and tourism industry is still at risk for credit loss due to reduced business and recreational travel in our regions. We will not know the depth of the impact of the pandemic on the hospitality and tourism industry until a significant portion of the population has received the vaccine and travel restrictions have been lifted.

Hotel portfolio as of March 31, 2021:

•

21 loans totaled $109.7 million

•

2 loans totaled $13.5 million remained under a deferral arrangement

•

0% of hotel loans were 30 days or more past due

•

0% of hotel loans were on nonaccrual

•

4 hotel loans totaling $48.8 million were downgraded to special mention during the first quarter of 2021

•

7 hotel loans totaling $26.2 million were downgraded to substandard during the first quarter of 2021

During the first quarter of 2021, our classified asset ratio rose to 14.42% as a result of $26.2 million of hotel loans we downgraded to substandard. Downgrading these loans reflects our commitment to closely monitor our most at-risk clients.

As of March 31, 2021, all of our capital ratios, and the Bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our regulatory capital ratios could be adversely impacted by further credit losses. We maintain access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the Bank.

RESULTS OF OPERATIONS

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $21.3 million for the first quarter of 2021, a 17.5% increase over net interest income of $18.1 million for the prior year resulting primarily from lower deposit costs, partially offset by lower yields on interest-earning assets. In addition, our net interest margin, on a tax-equivalent basis (TE), was 3.60% for the first quarter of 2021 compared to 3.43% in 2020.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three month periods ended March 31, 2021 and 2020. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates
	For the Three Months Ended March 31,
	2021			2020
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing
deposits with banks	$89,522	$47	0.21%	$46,101	$103	0.90%
Investment securities, taxable	85,136	245	1.17%	66,640	381	2.30%
Investment securities, nontaxable(2)	11,000	73	2.68%	3,815	19	2.05%
Loans(3)	2,209,569	22,465	4.12%	2,003,554	23,367	4.69%
Total interest-earning assets	2,395,227	22,830	3.87%	2,120,110	23,870	4.53%
Noninterest-earning assets	101,932			111,338
Total assets	$2,497,159			$2,231,448
Interest-bearing liabilities
NOW accounts	$280,737	46	0.07%	$227,688	168	0.30%
Savings & money market	1,084,467	586	0.22%	956,588	3,369	1.42%
Time deposits	213,378	523	0.99%	329,664	1,637	2.00%
Total interest-bearing deposits	1,578,582	1,155	0.30%	1,513,940	5,174	1.37%
FHLB advances and other borrowings	2,809	5	0.72%	43,470	158	1.46%
Subordinated debentures	36,008	380	4.28%	35,900	436	4.88%
Total interest-bearing liabilities	1,617,399	1,540	0.39%	1,593,310	5,768	1.46%
Noninterest-bearing liabilities	648,969			427,992
Shareholders’ equity	230,791			210,146
Total liabilities and shareholders’ equity	$2,497,159			$2,231,448
Net interest spread			3.48%			3.07%
Net interest income (tax equivalent) / margin		$21,290	3.60%		$18,102	3.43%
Less: tax-equivalent adjustment(2)		17			4
Net interest income		$21,273			$18,098
(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin (TE) increased 17 basis points to 3.60% during the first quarter of 2021 primarily due to a reduction in cost on our interest-bearing liabilities, partially offset by the decreased yield on our interest-earning assets. Our average interest-earning assets grew by $275.1 million during the first quarter of 2020, while the average yield on these assets decreased by 66 basis points to 3.87%. In addition, our average interest-bearing liabilities grew by $24.1 million during the 2021 period while the rate on these liabilities decreased 107 basis points to 0.39%.

The increase in average interest-earning assets for the first quarter of 2021 related primarily to an increase of $206.0 million in our average loan balances combined with a $43.4 million increase in federal funds sold and interest-bearing deposits with banks. The decrease in yield on our interest earning assets was driven by a 57 basis point decrease in loan yield as our loan portfolio continues to show the impact of the Federal Reserve’s aggregate 225 basis point interest rate reduction since August 2019. These rate reductions resulted in the decreased loan yield, a decrease in yield on our federal funds sold and interest bearing-deposits with banks and a decrease in yield on our investment securities.

The increase in our average interest-bearing liabilities resulted primarily from a $64.6 million increase in our interest-bearing deposits at an average rate of 0.30%, a 107 basis point decrease from the first quarter of 2020, partially offset by a $40.7 million decrease in our FHLB advances and other borrowings.

Our net interest spread was 3.48% for the first quarter of 2021 compared to 3.07% for the same period in 2020. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The decrease in both the yield on our interest-earning assets and the rate on our interest-bearing liabilities resulted in a 41 basis point increase in our net interest spread for the 2021 period. We anticipate pressure on our net interest spread and net interest margin in future periods as our loan yield continues to decline due to new and renewed loans pricing at rates lower than our current portfolio rate.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	March 31, 2021 vs. 2020				March 31, 2020 vs. 2019
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(dollars in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income
Loans	$2,403	(2,996)	(309)	(902)	$3,507	(881)	(148)	2,478
Investment securities	144	(175)	(64)	(95)	(49)	(114)	10	(153)
Federal funds sold and interest-bearing deposits with banks	97	(79)	(74)	(56)	88	(106)	(53)	(71)
Total interest income	2,644	(3,250)	(447)	(1,053)	3,546	(1,101)	(191)	2,254
Interest expense
Deposits	(889)	(3,778)	648	(4,019)	790	(864)	(127)	(201)
FHLB advances and other borrowings	(148)	(112)	105	(155)	100	(142)	(56)	(98)
Subordinated debentures	1	(55)	-	(54)	273	-	-	273
Total interest expense	(1,036)	(3,945)	753	(4,228)	1,163	(1,006)	(183)	(26)
Net interest income	$3,680	695	(1,200)	3,175	$2,383	(95)	(8)	2,280

Net interest income, the largest component of our income, was $21.3 million for the first quarter of 2021 and $18.1 million for the first quarter of 2020, a $3.2 million, or 17.5%, increase. The increase during 2021 was driven by a $4.2 million decrease in interest expense primarily due to lower rates on our interest-bearing liabilities. In addition, interest income decreased by $1.1 million due to a decrease in rates across all interest earning assets, partially offset by an increase in volume of loans, investment securities and federal funds sold and interest-bearing deposits with banks.

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

For the three months ended March 31, 2021, we recorded a negative provision for loan losses of $300,000 which resulted in an allowance for loan losses of $43.5 million, or 1.99% of gross loans. Comparatively, our provision for loan losses was $6.0 million for the three months ended March 31, 2020 which resulted in an allowance for loan losses of $22.5 million, or 1.11% of gross loans. The negative provision for the first quarter of 2021 was driven by a reduction in qualitative adjustment factors related to improvement in the economic and business conditions at both the national and regional levels as of March 31, 2021, partially offset by downgrades in our hotel loan portfolio as we believe the tourism and hospitality industry remains at risk of credit losses due to the pandemic.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended
	March 31,
(dollars in thousands)	2021	2020
Mortgage banking income	$4,633	2,668
Service fees on deposit accounts	185	262
ATM and debit card income	470	398
Income from bank owned life insurance	267	270
Other income	349	318
Total noninterest income	$5,904	3,916

Noninterest income increased $2.0 million, or 50.8%, for the first quarter of 2021 as compared to the same period in 2020. The increase in total noninterest income resulted primarily from the following:

•

Mortgage banking income increased by $2.0 million, or 73.7%, driven by higher mortgage origination volume due to the favorable interest rate environment for mortgage loans.

•

ATM and debit card income increased by $72,000, or 18.1%, due to an increase in debit card transactions.

•

Other income increased by $31,000, or 9.7%, related to higher loan and wire transfer fees.

Offsetting the above increases was a decrease in service fees on deposit accounts primarily due to lower non-sufficient funds fees in the 2021 period.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended
	March 31,
(dollars in thousands)	2021	2020
Compensation and benefits	$6,683	6,390
Mortgage production costs	2,867	1,807
Occupancy	1,637	1,533
Real estate owned expenses	387	-
Outside service and data processing costs	1,142	1,070
Insurance	301	320
Professional fees	421	400
Marketing	182	230
Other	542	622
Total noninterest expense	$14,162	12,372

Noninterest expense was $14.2 million for the first quarter of 2021, a $1.8 million, or 14.5%, increase from noninterest expense of $12.4 million for the first quarter of 2020. The increase in noninterest expenses was driven primarily by the following:

•

Compensation and benefits expense increased $293,000, or 4.6%, relating primarily to increases in base and incentive compensation.

•

Mortgage production costs increased $1.1 million, or 58.7%, due to higher commission expense related to the increased mortgage activity resulting from the current favorable interest rate environment.

•

Occupancy expense increased $104,000, or 6.8%, primarily related to the expansion of our current office space in Atlanta that took place during the third quarter of 2020.

•

Real estate owned expenses increased $387,000 primarily due to a loss on sale of one commercial property.

•

Outside service and data processing fees increased by $72,000, or 6.7%, primarily due to increased electronic banking and software licensing costs.

Offsetting the above increases were decreases in marketing expenses, due to fewer corporate sponsorships, and in other expenses, primarily due to lower travel costs.

Our efficiency ratio was 52.1% for the first quarter of 2021 compared to 56.2% for the first quarter of 2020. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The improvement during the 2021 period relates primarily to the increase in mortgage banking income.

We incurred income tax expense of $2.9 million and $810,000 for the three months ended March 31, 2021 and 2020, respectively. Our effective tax rate was 22.1% and 22.2% for the three months ended March 31, 2021 and 2020, respectively.

Balance Sheet Review

Investment Securities

At March 31, 2021, the $94.8 million in our investment securities portfolio represented approximately 3.7% of our total assets. Our available for sale investment portfolio included U.S. government agency securities, SBA securities, state and political subdivisions, asset-backed securities and mortgage-backed securities with a fair value of $93.0 million and an amortized cost of $93.1 million, resulting in an unrealized loss of $114,000. At December 31, 2020, the $98.4 million in our investment securities portfolio represented approximately 4.0% of our total assets, including investment securities with a fair value of $94.7 million and an amortized cost of $93.4 million for an unrealized gain of $1.3 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans excluding mortgage loans held for sale for the three months ended March 31, 2021 and 2020 were $2.15 billion and $1.98 billion, respectively. Before the allowance for loan losses, total loans outstanding at March 31, 2021 and December 31, 2020 were $2.18 billion and $2.14 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of March 31, 2021, our loan portfolio included $1.86 billion, or 85.1%, of real estate loans, compared to $1.81 billion, or 84.6%, at December 31, 2020. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. Home equity lines of credit totaled $154.2 million as of March 31, 2021, of which approximately 48% were in a first lien position, while the remaining balance was second liens. At December 31, 2020, our home equity lines of credit totaled $157.0 million, of which approximately 45% were in first lien positions, while the remaining balance was in second liens. The average loan had a balance of approximately $81,000 and a loan to value of 61% as of March 31, 2021, compared to an average loan balance of $83,000 and a loan to value of approximately 62% as of December 31, 2020. Further, 0.3% and 0.2% of our total home equity lines of credit were over 30 days past due as of March 31, 2021 and December 31, 2020, respectively.

Following is a summary of our loan composition at March 31, 2021 and December 31, 2020. During the first three months of 2021, our loan portfolio increased by $40.8 million, or 1.9%, with a 5.3% increase in consumer loans while commercial loans remained stable during the period. The majority of the increase was in loans secured by real estate. Our consumer real estate portfolio includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $437,000, a term of 20 years, and an average rate of 3.67% as of March 31, 2021, compared to a principal balance of $429,000, a term of 19 years, and an average rate of 3.82% as of December 31, 2020.

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$448,505	20.5%	$433,320	20.2%
Non-owner occupied RE	584,187	26.8%	585,269	27.3%
Construction	51,996	2.4%	61,467	2.9%
Business	303,895	13.9%	307,599	14.4%
Total commercial loans	1,388,583	63.6%	1,387,655	64.8%

Consumer
Real estate	574,541	26.3%	536,311	25.0%
Home equity	154,157	7.1%	156,957	7.3%
Construction	44,170	2.0%	40,525	1.9%
Other	22,231	1.0%	21,419	1.0%
Total consumer loans	795,099	36.4%	755,212	35.2%
Total gross loans, net of deferred fees	2,183,682	100.0%	2,142,867	100.0%
Less—allowance for loan losses	(43,499)		(44,149)
Total loans, net	$2,140,183		$2,098,718

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of March 31, 2021 and December 31, 2020, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	March 31, 2021	December 31, 2020
Commercial	$1,452	1,477
Consumer	3,201	3,083
Nonaccruing troubled debt restructurings	3,150	3,509
Total nonaccrual loans	7,803	8,069
Other real estate owned	-	1,169
Total nonperforming assets	$7,803	9,238

At March 31, 2021, nonperforming assets were $7.8 million, or 0.30% of total assets and 0.36% of gross loans. Comparatively, nonperforming assets were $9.2 million, or 0.37% of total assets and 0.43% of gross loans at December 31, 2020. Nonaccrual loans decreased $266,000 during the first three months of 2021 due primarily to $452,000 of nonaccrual loans returned to accrual status and $365,000 of loans paid or charged off, partially offset by $551,000 of new loans on nonaccrual. The amount of foregone interest income on the nonaccrual loans in the first three months of 2021 and 2020 was approximately $1,000 and $51,000, respectively. At March 31, 2021 and 2020, the allowance for loan losses represented 557.5% and 226.1% of the total amount of nonperforming loans, respectively. A significant portion, or approximately 98%, of nonperforming loans at March 31, 2021 was secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.

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

In addition, at March 31, 2021, 85.1% of our loans were collateralized by real estate and 91% of our impaired loans were secured by real estate. We utilize third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of March 31, 2021, we did not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At March 31, 2021, impaired loans totaled $12.2 million, for which $5.0 million of these loans had a reserve of approximately $1.6 million allocated in the allowance. During the first three months of 2021, the average recorded investment in impaired loans was approximately $12.6 million. Comparatively, impaired loans totaled $13.0 million at December 31, 2020 for which $5.1 million of these loans had a reserve of approximately $1.7 million allocated in the allowance. During 2020, the average recorded investment in impaired loans was approximately $14.6 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of March 31, 2021, we determined that we had loans totaling $7.5 million that we considered TDRs compared to $8.4 million as of December 31, 2020. The decrease during the first three months of 2021 was driven by four client relationships with loans totaling $908,000 that were paid off or removed from TDR status during the quarter.

Allowance for Loan Losses

The allowance for loan losses was $43.5 million and $22.5 million at March 31, 2021 and 2020, respectively, or 1.99% of outstanding loans at March 31, 2021 and 1.11% of outstanding loans at March 31, 2020. At December 31, 2020, our allowance for loan losses was $44.1 million, or 2.06% of outstanding loans.

During the three months ended March 31, 2021, we charged-off $406,000 of loans and recorded $56,000 of recoveries on loans previously charged-off, for net charge-offs of $350,000. Comparatively, we charged-off $266,000 of loans and recorded $86,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $180,000 for the first three months of 2020. The $650,000 decrease in the allowance for loan losses during the first three months of 2021 is driven by a reduction in qualitative adjustment factors related to the improvement in economic conditions at both the national and regional levels at March 31, 2021, partially offset by downgrades in our hotel loan portfolio as we believe the tourism and hospitality industry remains at risk of credit losses due to the pandemic.

Following is a summary of the activity in the allowance for loan losses.

	Three months ended
	March 31,		Year ended
(dollars in thousands)	2021	2020	December 31, 2020
Balance, beginning of period	$44,149	16,642	16,642
Provision	(300)	6,000	29,600
Loan charge-offs	(406)	(266)	(3,414)
Loan recoveries	56	86	1,321
Net loan charge-offs	(350)	(180)	(2,093)
Balance, end of period	$43,499	22,462	44,149

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

Our retail deposits represented $2.26 billion, or 100% of total deposits at March 31, 2021. At December 31, 2020, retail deposits represented $2.12 billion, or 99.0% of our total deposits, and brokered CDs were $22.0 million, representing 1.0% of our total deposits. Our loan-to-deposit ratio was 97% at March 31, 2021 and 100% at December 31, 2020.

The following is a detail of our deposit accounts:

	March 31,	December 31,
(dollars in thousands)	2021	2020
Non-interest bearing	$677,282	576,610
Interest bearing:
NOW accounts	304,530	268,739
Money market accounts	1,064,659	1,042,745
Savings	31,588	27,254
Time, less than $100,000	31,856	36,454
Time and out-of-market deposits, $100,000 and over	148,836	190,956
Total deposits	$2,258,751	2,142,758

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $2.16 billion and $2.01 billion at March 31, 2021, and December 31, 2020, respectively.

The following table shows the average balance amounts and the average rates paid on deposits.

	Three months ended
	March 31,
	2021		2020
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$603,292	-%	$391,761	-%
Interest-bearing demand deposits	280,737	0.07%	227,688	0.30%
Money market accounts	1,055,678	0.22%	938,808	1.44%
Savings accounts	28,789	0.05%	17,780	0.05%
Time deposits less than $100,000	34,416	0.80%	48,775	1.61%
Time deposits greater than $100,000	178,962	1.03%	280,889	2.06%
Total deposits	$2,181,874	0.21%	$1,905,701	1.09%

During the first three months of 2021, our average transaction account balances increased by $392.5 million, or 24.9%, from the prior year, while our average time deposit balances decreased by $116.3 million, or 35.3%.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at March 31, 2021 was as follows:

(dollars in thousands)	March 31, 2021
Three months or less	$37,817
Over three through six months	32,177
Over six through twelve months	51,691
Over twelve months	27,151
Total	$148,836

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at March 31, 2021 and December 31, 2020 were $97.0 million and $130.9 million, respectively.

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

At March 31, 2021 and December 31, 2020 cash and cash equivalents totaled $155.3 million and $100.7 million, respectively, or 6.0% and 4.1% of total assets, respectively. Our investment securities at March 31, 2021 and December 31, 2020 amounted to $94.8 million and $98.4 million, respectively, or 3.7% and 4.0% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain five federal funds purchased lines of credit with correspondent banks totaling $118.5 million for which there were no borrowings against the lines of credit at March 31, 2021.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at March 31, 2021 was $511.9 million, based on the Bank’s $1.2 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at March 31, 2021 and December 31, 2020 we had $232.8 million and $206.2 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $15.0 million, which was unused at March 31, 2021. The line of credit has an interest rate of LIBOR plus 3.50% and a maturity date of December 31, 2021.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $239.5 million at March 31, 2021 and $228.3 million at December 31, 2020. The $11.2 million increase from December 31, 2020 is primarily related to net income of $10.4 million during the first three months of 2021, stock option exercises and expenses of $2.0 million, partially offset by a $1.1 million other comprehensive loss.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the three months ended March 31, 2021 and the year ended December 31, 2020. Since our inception, we have not paid cash dividends.

	March 31, 2021	December 31, 2020
Return on average assets	1.68%	0.76%
Return on average equity	18.22%	8.49%
Return on average common equity	18.22%	8.49%
Average equity to average assets ratio	9.24%	9.01%
Tangible common equity to assets ratio	9.28%	9.20%

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

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of March 31, 2021, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

	March 31, 2021
			For capital		To be well capitalized
			adequacy purposes		under prompt
			minimum plus the		corrective
			capital conservation		action provisions
		Actual	buffer		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$290,432	14.29%	213,370	10.50%	203,209	10.00%
Tier 1 Capital (to risk weighted assets)	264,807	13.03%	172,728	8.50%	162,568	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	264,807	13.03%	142,247	7.00%	132,086	6.50%
Tier 1 Capital (to average assets)	264,807	10.61%	99,853	4.00%	124,816	5.00%

	December 31, 2020
			For capital		To be well capitalized
			adequacy purposes		under prompt
			minimum plus the		corrective
			capital conservation		action provisions
		Actual	buffer		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$279,414	13.92%	$160,554	8.00%	$200,693	10.00%
Tier 1 Capital (to risk weighted assets)	254,092	12.66%	120,416	6.00%	160,554	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	254,092	12.66%	90,312	4.50%	130,451	6.50%
Tier 1 Capital (to average assets)	254,092	10.26%	99,094	4.00%	123,867	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

	March 31, 2021
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$301.236	14.82%	213,370	10.50%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	252,611	12.43%	172,728	8.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	239,611	11.79%	142,247	7.00%	N/A	N/A
Tier 1 Capital (to average assets)	252,611	10.12%	99,853	4.00%	N/A	N/A

	December 31, 2020
					To be well capitalized
					under prompt
			For capital		corrective
			adequacy purposes		action provisions
		Actual	minimum		minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$288,593	14.38%	$160,554	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	240,271	11.97%	120,416	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	227,271	11.32%	90,312	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	240,271	9.70%	99,094	4.00%	N/A	N/A
(1)

Under the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is not subject to the minimum capital adequacy and capital conservation buffer capital requirements at the holding company level, unless otherwise advised by the Federal Reserve (such capital requirements are applicable only at the Bank level).Although the minimum regulatory capital requirements are not applicable to the Company, we calculate these ratios for our own planning and monitoring purposes.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2021, unfunded commitments to extend credit were $490.1 million, of which $116.5 million were at fixed rates and $373.6 million were at variable rates. At December 31, 2020, unfunded commitments to extend credit were $480.1 million, of which approximately $114.6 million were at fixed rates and $365.5 million were at variable rates. A significant portion of the unfunded commitments related to consumer home equity lines of credit. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At March 31, 2021 and December 31, 2020, there were commitments under letters of credit for $9.0 million and $8.7 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of March 31, 2021, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Change in net interest
Interest rate scenario	income from base
Up 300 basis points	17.93%
Up 200 basis points	12.11%
Up 100 basis points	6.14%
Base	-
Down 100 basis points	(2.93)%
Down 200 basis points	(4.88)%
Down 300 basis points	(6.50)%

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2020, as filed in our Annual Report on Form 10-K.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Our Critical Accounting Policies are the allowance for loan losses, fair value of financial instruments and income taxes. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations. A brief discussion of each of these areas appears in our 2020 Annual Report on Form 10-K. During the first three months of 2021, we did not significantly alter the manner in which we applied our Critical Accounting Policies or developed related assumptions and estimates.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the company’s financial position, results of operations or cash flows.

Item 1A. RISK FACTORS.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Warning Regarding Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q, and in our other filings with the SEC.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.
(b)	Not applicable.
(c)	Issuer Purchases of Registered Equity Securities

The following table reflects share repurchase activity during the first quarter of 2021:

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value) of
			Units)	Shares (or
	(a) Total		Purchased as	Units) that May
	Number of		Part of Publicly	Yet Be
	Shares (or	(b) Average	Announced	Purchased
	Units)	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share (or Unit)	Programs	or Programs
January 1 – January 31	-	$-	-	388,612
February 1 – February 28	-	-	-	388,612
March 1 – March 31	-	-	-	388,612
Total	-		-	388,612*

*On March 9, 2021, the Company announced a share repurchase plan allowing us to repurchase up to 388,612 shares of our common stock (the “Repurchase Plan”). As of March 31, 2021, we have not repurchased any of the shares authorized for repurchase under the Repurchase Plan. The Company is not obligated to purchase any such shares under the Repurchase Plan, and the Repurchase Plan may be discontinued, suspended or restarted at any time; however, repurchases under the Repurchase Plan after December 31, 2021 would require additional approval of our Board of Directors and the Federal Reserve.

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

101

The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: April 29, 2021	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2021	/s/Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)