Form 10-Q
period 2021-06-30
SOUTHERN FIRST BANCSHARES INC
filed 2021-08-05
CIK 1090009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,899,931 shares of common stock, par value $0.01 per share, were issued and outstanding as of July 29, 2021.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

June 30, 2021 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except share data)	2021	2020
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$17,093	12,920
Federal funds sold	75,327	21,744
Interest-bearing deposits with banks	61,377	66,023
Total cash and cash equivalents	153,797	100,687
Investment securities:
Investment securities available for sale	91,232	94,729
Other investments	2,770	3,635
Total investment securities	94,002	98,364
Mortgage loans held for sale	36,427	60,257
Loans	2,254,135	2,142,867
Less allowance for loan losses	(41,912)	(44,149)
Loans, net	2,212,223	2,098,718
Bank owned life insurance	49,200	41,102
Property and equipment, net	69,193	60,236
Deferred income taxes	25,025	9,518
Other assets	10,316	13,705
Total assets	$2,650,183	2,482,587
LIABILITIES
Deposits	$2,310,892	2,142,758
Federal Home Loan Bank advances and other borrowings	-	25,000
Subordinated debentures	36,052	35,998
Other liabilities	51,580	50,537
Total liabilities	2,398,524	2,254,293
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 7,899,931 and 7,772,748 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	79	78
Nonvested restricted stock	(1,173)	(698)
Additional paid-in capital	112,604	108,831
Accumulated other comprehensive income	400	1,023
Retained earnings	139,749	119,060
Total shareholders’ equity	251,659	228,294
Total liabilities and shareholders’ equity	$2,650,183	2,482,587

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands, except share data)	2021	2020	2021	2020
Interest income
Loans	$22,409	23,554	44,875	46,921
Investment securities	269	384	570	780
Federal funds sold and interest-bearing deposits with banks	53	53	99	155
Total interest income	22,731	23,991	45,544	47,856
Interest expense
Deposits	920	3,627	2,075	8,802
Borrowings	381	590	766	1,184
Total interest expense	1,301	4,217	2,841	9,986
Net interest income	21,430	19,774	42,703	37,870
Provision for (reversal of) loan losses	(1,900)	10,200	(2,200)	16,200
Net interest income after provision for loan losses	23,330	9,574	44,903	21,670
Noninterest income
Mortgage banking income	1,983	5,776	6,616	8,444
Service fees on deposit accounts	173	197	358	459
ATM and debit card income	521	394	991	793
Income from bank owned life insurance	331	270	598	540
Net lender and referral fees on PPP loans	268	2,247	268	2,247
Other income	346	323	695	642
Total noninterest income	3,622	9,207	9,526	13,125
Noninterest expenses
Compensation and benefits	6,823	6,393	13,506	12,784
Mortgage production costs	2,264	2,368	5,131	4,175
Occupancy	1,550	1,497	3,187	3,030
Other real estate owned expenses	1	-	388	-
Outside service and data processing costs	1,238	1,055	2,380	2,124
Insurance	262	298	563	619
Professional fees	498	475	918	875
Marketing	201	86	383	316
Other	658	472	1,201	1,093
Total noninterest expenses	13,495	12,644	27,657	25,016
Income before income tax expense	13,457	6,137	26,772	9,779
Income tax expense	3,134	1,459	6,083	2,269
Net income available to common shareholders	$10,323	4,678	20,689	7,510
Earnings per common share
Basic	$1.32	0.61	2.65	0.98
Diluted	1.29	0.60	2.60	0.96
Weighted average common shares outstanding
Basic	7,847,516	7,722,419	7,811,217	7,700,508
Diluted	7,987,615	7,818,651	7,948,294	7,822,912

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Net income	$10,323	4,678	20,689	7,510
Other comprehensive income:
Unrealized gain on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	619	500	(790)	1,395
Tax (expense) benefit	(129)	(105)	167	(292)
Reclassification of realized gain	-	-	-	-
Tax expense	-	-	-	-
Other comprehensive income (loss)	490	395	(623)	1,103
Comprehensive income	$10,813	5,073	20,066	8,613

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended June 30,
							Accumulated
					Nonvested	Additional	other
	Common stock		Preferred stock		restricted	paid-in	comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
March 31, 2020	7,717,582	$77	-	$-	$(1,105)	$107,529	$410	$103,564	$210,475
Net income	-	-	-	-	-	-	-	4,678	4,678
Proceeds from exercise of stock options	17,062	-	-	-	-	222	-	-	222
Compensation expense related to restricted stock, net of tax	-	-	-	-	104	-	-	-	104
Compensation expense related to stock options, net of tax	-	-	-	-	-	280	-	-	280
Other comprehensive income	-	-	-	-	-	-	395	-	395

June 30, 2020	7,734,644	$77	-	$-	$(1,001)	$108,031	$805	$108,242	$216,154
March 31, 2021	7,853,096	79	-	-	(1,075)	111,181	(90)	129,426	239,521
Net income	-	-	-	-	-	-	-	10,323	10,323
Proceeds from exercise of stock options	42,835	-	-	-	-	943	-	-	943
Issurance of restricted stock	4,000	-	-	-	(212)	212	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	114	-	-	-	114
Compensation expense related to stock options, net of tax	-	-	-	-	-	268	-	-	268
Other comprehensive income	-	-	-	-	-	-	490	-	490

June 30, 2021	7,899,931	$79	-	$-	$(1,173)	$112,604	$400	$139,749	$251,659

	For the six months ended June 30,
							Accumulated
					Nonvested	Additional	other
	Common stock		Preferred stock		restricted	paid-in	comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2019	7,672,678	$77	-	$-	$(803)	$106,152	$(298)	$100,732	$205,860
Net income	-	-	-	-	-	-	-	7,510	7,510
Proceeds from exercise of stock options	52,466	-	-	-	-	962	-	-	962
Issuance of restricted stock	9,500	-	-	-	(406)	406	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	208	-	-	-	208
Compensation expense related to stock options, net of tax	-	-	-	-	-	511	-	-	511
Other comprehensive income	-	-	-	-	-	-	1,103	-	1,103

June 30, 2020	7,734,644	$77	-	$-	$(1,001)	$108,031	$805	$108,242	$216,154
December 31, 2020	7,772,748	78	-	-	(698)	108,831	1,023	119,060	228,294
Net income	-	-	-	-	-	-	-	20,689	20,689
Proceeds from exercise of stock options	112,433	1	-	-	-	2,520	-	-	2,521
Issuance of restricted stock	14,750	-	-	-	(689)	689	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	214	-	-	-	214
Compensation expense related to stock options, net of tax	-	-	-	-	-	564	-	-	564
Other comprehensive income (loss)	-	-	-	-	-	-	(623)	-	(623)

June 30, 2021	7,899,931	$79	-	$-	$(1,173)	$112,604	$400	$139,749	$251,659

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
(dollars in thousands)	2021	2020
Operating activities
Net income	$20,689	7,510
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Provision for loan losses	(2,200)	16,200
Depreciation and other amortization	1,092	1,059
Accretion and amortization of securities discounts and premium, net	518	273
Loss on sale of real estate owned	380	-
Gain on sale of fixed assets	(10)	-
Net change in operating leases	165	112
Compensation expense related to stock options and restricted stock grants	778	719
Gain on sale of loans held for sale	(8,153)	(8,031)
Loans originated and held for sale	(303,889)	(254,492)
Proceeds from sale of loans held for sale	335,872	245,400
Increase in cash surrender value of bank owned life insurance	(598)	(540)
Decrease (increase) in deferred tax asset	(15,341)	(35)
Decrease (increase) in other assets	2,589	(6,975)
Decrease in other liabilities	1,949	880
Net cash provided by operating activities	33,841	2,080
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(111,672)	(94,516)
Purchase of property and equipment	(11,105)	(2,641)
Purchase of investment securities:
Available for sale	(10,338)	(11,373)
Other	(1,000)	(1,275)
Payments and maturities, calls and repayments of investment securities:
Available for sale	12,526	9,193
Other investments	1,865	5,614
Purchase of bank owned life insurance	(7,500)	-
Proceeds from sale of fixed assets	50	-
Proceeds from sale of other real estate owned	788	-
Net cash used for investing activities	(126,386)	(94,998)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	168,134	312,519
Decrease in Federal Home Loan Bank advances and other borrowings, net	(25,000)	(109,973)
Proceeds from the exercise of stock options	2,521	962
Net cash provided by financing activities	145,655	203,508
Net increase in cash and cash equivalents	53,110	110,590
Cash and cash equivalents at beginning of the period	100,687	127,816
Cash and cash equivalents at end of the period	$153,797	238,406
Supplemental information
Cash paid for
Interest	$3,843	11,008
Income taxes	15,342	-
Schedule of non-cash transactions
Foreclosure of other real estate	366	-
Unrealized gain (loss) on securities, net of income taxes	(623)	1,103

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2021. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

Risks and Uncertainties

The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets, and has had an adverse effect on the Company’s business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations is currently uncertain and the timing and pace of recovery will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector initiatives, the effect of the continued rollout of vaccinations for the virus, whether such vaccinations will be effective against any resurgence of the virus, including any new strain of the virus, the ability for clients and businesses to return to their pre-pandemic routines, and the associated impacts on the economy, financial markets and our clients, employees and vendors.

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

In addition, due to the COVID-19 pandemic, market interest rates declined significantly with the 10-year Treasury bond falling to a low of 0.52% in early August 2020 but increasing significantly since that time to near 1.50% at June 30, 2021. On March 3, 2020, the Federal Reserve reduced the target federal funds rate by 50 basis points, followed by an additional reduction of 100 basis points on March 16, 2020, making the target federal funds rate range 0% to 0.25%, and this low target rate was still in effect as of June 30, 2021. These reductions in interest rates and other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on Company’s business, financial condition and results of operations. For instance, the pandemic has had negative effects on the Bank’s interest income, provision for loan losses, and certain transaction-based line items of noninterest income. Other financial impacts could occur though such potential impact is unknown at this time.

As of June 30, 2021, the Company's and the Bank's capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

The Company maintains access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the subsidiary bank. As of June 30, 2021, the $15.0 million line was unused.

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

Newly Issued, But Not Yet Effective Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. ASU 2016-13 was originally effective for all annual and interim periods beginning after December 31, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. In November 2019, the FASB issued guidance that addresses issues raised by stakeholders during the implementation of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendments affect a variety of Topics in the Accounting Standards Codification. For public business entities that meet the definition of a smaller reporting company, such as the Company, the amendments are effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. Early adoption is permitted in any interim period as long as the Company has adopted to amendments in ASU 2016-13. Currently, the Company is evaluating the impact of adoption on its financial statements and is considering early adoption of the ASU. Adoption will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company has established a team of individuals from credit, finance and risk management to evaluate the requirements of the new standard and the impact it will have on its processes.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	June 30, 2021
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US treasuries	$999	6	-	1,005
US government agencies	7,494	2	142	7,354
SBA securities	492	1	18	475
State and political subdivisions	19,241	650	137	19,754
Asset-backed securities	10,852	72	13	10,911
Mortgage-backed securities
FHLMC	14,146	157	145	14,158
FNMA	31,814	355	230	31,939
GNMA	5,688	13	65	5,636
Total mortgage-backed securities	51,648	525	440	51,733
Total investment securities available for sale	$90,726	1,256	750	91,232

	December 31, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$6,500	1	8	6,493
SBA securities	504	-	19	485
State and political subdivisions	18,614	804	30	19,388
Asset-backed securities	11,587	15	73	11,529
Mortgage-backed securities
FHLMC	12,157	206	47	12,316
FNMA	35,893	507	91	36,309
GNMA	8,179	53	23	8,209
Total mortgage-backed securities	56,229	766	161	56,834
Total	$93,434	1,586	291	94,729

Contractual maturities and yields on the Company’s investment securities at June 30, 2021 and December 31, 2020 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2021
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US treasuries	$-	-	-	-	1,005	1.27%	-	-	1,005	1.27%
US government agencies	-	-	2,497	0.36%	3,887	1.12%	970	1.48%	7,354	0.91%
SBA securities	-	-	-	-	-	-	475	1.00%	475	1.00%
State and political subdivisions	-	-	470	2.13%	2,562	1.77%	16,722	2.19%	19,754	2.13%
Asset-backed securities	-	-	-	-	1,784	1.14%	9,127	0.93%	10,911	0.96%
Mortgage-backed securities	-	-	1,466	1.53%	7,293	1.66%	42,974	0.94%	51,733	1.06%
Total	$-	-	4,433	0.93%	16,531	1.47%	70,268	1.24%	91,232	1.27%

	December 31, 2020
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	2,501	0.37%	2,995	1.07%	997	1.48%	6,493	0.86%
SBA securities	-	-	-	-	-	-	485	0.98%	485	0.98%
State and political subdivisions	-	-	470	2.13%	3,053	1.98%	15,865	2.23%	19,388	2.18%
Asset-backed securities	-	-	-	-	1,983	1.17%	9,546	1.00%	11,529	1.03%
Mortgage-backed securities	-	-	2,044	1.77%	9,544	1.74%	45,246	1.36%	56,834	1.44%
Total	$-	-	5,015	1.10%	17,575	1.60%	72,139	1.50%	94,729	1.50%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at June 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2021
	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	7	$6,852	$142	-	$-	$-	7	$6,852	$142
SBA securities	-	-	-	1	475	18	1	475	18
State and political subdivisions	5	3,707	95	4	1,598	42	9	5,305	137
Asset-backed securities	2	1,929	4	2	1,884	9	4	3,813	13
Mortgage-backed securities
FHLMC	5	5,744	145	-	-	-	5	5,744	145
FNMA	10	10,861	187	3	4,840	43	13	15,701	230
GNMA	1	1,749	24	2	2,520	41	3	4,269	65
Total	30	$30,842	$597	12	$11,317	$153	42	$42,159	$750

	December 31, 2020
	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	3	$2,992	$8	-	$-	$-	3	$2,992	$8
SBA securities	-	-	-	1	485	19	1	485	19
State and political subdivisions	8	4,861	30	-	-	-	8	4,861	30
Asset-backed securities	-	-	-	6	6,998	73	6	6,998	73
Mortgage-backed securities
FHLMC	4	5,313	47	-	-	-	4	5,313	47
FNMA	9	11,659	66	3	1,984	25	12	13,643	91
GNMA	2	3,838	23	-	-	-	2	3,838	23
Total	26	$28,663	$174	10	$9,467	$117	36	$38,130	$291

At June 30, 2021 the Company had 30 individual investments with a fair market value of $30.8 million that were in an unrealized loss position for less than 12 months and 12 individual investments with a fair market value of $11.3 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. The Company also considers other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions.

As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, the Company has concluded that these securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	June 30, 2021	December 31, 2020
Federal Home Loan Bank stock	$1,241	3,103
Other investments	1,126	129
Investment in Trust Preferred securities	403	403
Total other investments	$2,770	3,635

The Company has evaluated the Federal Home Loan Bank (“FHLB”) stock for impairment and determined that the investment in the FHLB stock is not other than temporarily impaired as of June 30, 2021 and that ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At June 30, 2021, mortgage loans held for sale totaled $36.4 million compared to $60.2 million at December 31, 2020.

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

NOTE 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $4.2 million as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$452,130	20.1%	$433,320	20.2%
Non-owner occupied RE	600,094	26.6%	585,269	27.3%
Construction	60,786	2.7%	61,467	2.9%
Business	307,933	13.7%	307,599	14.4%
Total commercial loans	1,420,943	63.1%	1,387,655	64.8%
Consumer
Real estate	605,026	26.8%	536,311	25.0%
Home equity	149,789	6.7%	156,957	7.3%
Construction	48,077	2.1%	40,525	1.9%
Other	30,300	1.3%	21,419	1.0%
Total consumer loans	833,192	36.9%	755,212	35.2%
Total gross loans, net of deferred fees	2,254,135	100.0%	2,142,867	100.0%
Less—allowance for loan losses	(41,912)		(44,149)
Total loans, net	$2,212,223		$2,098,718

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

	June 30, 2021
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$17,627	133,316	301,187	452,130
Non-owner occupied RE	34,352	324,514	241,228	600,094
Construction	18,887	15,966	25,933	60,786
Business	70,728	140,607	96,598	307,933
Total commercial loans	141,594	614,403	664,946	1,420,943
Consumer
Real estate	11,848	51,828	541,350	605,026
Home equity	3,065	22,918	123,806	149,789
Construction	2,688	1,531	43,858	48,077
Other	8,882	17,394	4,024	30,300
Total consumer loans	26,483	93,671	713,038	833,192
Total gross loans, net of deferred fees	$168,077	708,074	1,377,984	2,254,135
Loans maturing after one year with:
Fixed interest rates				$1,741,543
Floating interest rates				344,515

	December 31, 2020
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$22,232	136,031	275,057	433,320
Non-owner occupied RE	39,359	335,249	210,661	585,269
Construction	21,824	15,785	23,858	61,467
Business	76,662	140,959	89,978	307,599
Total commercial loans	160,077	628,024	599,554	1,387,655
Consumer
Real estate	14,205	54,863	467,243	536,311
Home equity	4,824	23,835	128,298	156,957
Construction	1,629	1,234	37,662	40,525
Other	6,438	11,413	3,568	21,419
Total consumer	27,096	91,345	636,771	755,212
Total gross loan, net of deferred fees	$187,173	719,369	1,236,325	2,142,867
Loans maturing after one year with:
Fixed interest rates				$1,590,171
Floating interest rates				365,523

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

We became an approved SBA lender in March 2020 and processed 853 loans under the PPP for a total of $97.5 million during the second quarter of 2020. On June 26, 2020, we completed the sale of our PPP loan portfolio to The Loan Source Inc., together with its servicing partner, ACAP SME LLC, receiving net lender fees of $2.2 million during the three months ended June 30, 2020.

The SBA offered a second round of PPP loans through May 31, 2021; however, we did not originate any new PPP loans. We did, however, receive referral fees of approximately $268,000 during the three months ended June 30, 2021 from The Loan Source Inc. for PPP loans they originated to our clients.

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

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

	June 30, 2021
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$452,130	599,598	60,786	307,862	1,420,376
30-59 days past due	-	-	-	35	35
60-89 days past due	-	-	-	-	-
Greater than 90 Days	-	496	-	36	532
	$452,130	600,094	60,786	307,933	1,420,943

	December 31, 2020
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$432,711	584,565	61,467	307,261	1,386,004
30-59 days past due	403	282	-	35	720
60-89 days past due	-	-	-	266	266
Greater than 90 Days	206	422	-	37	665
	$433,320	585,269	61,467	307,599	1,387,655

As of June 30, 2021 and December 31, 2020, loans 30 days or more past due represented 0.14% and 0.17% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.03% and 0.08% of the Company’s total loan portfolio as of June 30, 2021 and December 31, 2020, respectively.

The tables below provide a breakdown of outstanding commercial loans by risk category.

	June 30, 2021
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$451,044	522,211	60,786	302,451	1,336,492
Special mention	780	48,970	-	1,317	51,067
Substandard	306	28,913	-	4,165	33,384
Doubtful	-	-	-	-	-
	$452,130	600,094	60,786	307,933	1,420,943

	December 31, 2020
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$430,291	576,095	61,328	301,838	1,369,552
Special mention	624	587	-	1,703	2,914
Substandard	2,405	8,587	139	4,058	15,189
Doubtful	-	-	-	-	-
	$433,320	585,269	61,467	307,599	1,387,655

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

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

	June 30, 2021
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$603,357	148,875	48,077	30,300	830,609
30-59 days past due	522	438	-	-	960
60-89 days past due	537	286	-	-	823
Greater than 90 Days	610	190	-	-	800
	$605,026	149,789	48,077	30,300	833,192

	December 31, 2020
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$534,648	156,657	40,525	21,419	753,249
30-59 days past due	-	-	-	-	-
60-89 days past due	332	-	-	-	332
Greater than 90 Days	1,331	300	-	-	1,631
	$536,311	156,957	40,525	21,419	755,212

Consumer loans 30 days or more past due were 0.11% and 0.09% of total loans as of June 30, 2021 and December 31, 2020, respectively.

The tables below provide a breakdown of outstanding consumer loans by risk category.

	June 30, 2021
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$597,139	143,545	48,077	30,100	818,861
Special mention	3,465	3,773	-	152	7,390
Substandard	4,422	2,471	-	48	6,941
Doubtful	-	-	-	-	-
	$605,026	149,789	48,077	30,300	833,192

	December 31, 2020
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$530,515	152,154	40,525	21,290	744,484
Special mention	1,968	1,005	-	91	3,064
Substandard	3,828	3,798	-	38	7,664
Doubtful	-	-	-	-	-
	$536,311	156,957	40,525	21,419	755,212

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

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	June 30, 2021	December 31, 2020
Commercial
Owner occupied RE	$-	-
Non-owner occupied RE	1,048	1,143
Construction	-	139
Business	37	195
Consumer
Real estate	2,372	2,536
Home equity	426	547
Construction	-	-
Other	-	-
Nonaccruing troubled debt restructurings	2,883	3,509
Total nonaccrual loans, including nonaccruing TDRs	6,766	8,069
Other real estate owned	366	1,169
Total nonperforming assets	$7,132	9,238
Nonperforming assets as a percentage of:
Total assets	0.27%	0.37%
Gross loans	0.32%	0.43%
Total loans over 90 days past due	$1,332	2,296
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	4,621	4,893

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

		June 30, 2021
		Recorded investment
			Impaired loans	Impaired loans
	Unpaid		with no related	with related	Related
	Principal	Impaired	allowance for	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses	loan losses
Commercial
Owner occupied RE	$1,268	1,268	1,268	-	-
Non-owner occupied RE	3,163	2,013	996	1,017	303
Construction	-	-	-	-	-
Business	2,116	2,027	124	1,903	817
Total commercial	6,547	5,308	2,388	2,920	1,120
Consumer
Real estate	4,685	4,282	2,829	1,453	394
Home equity	1,883	1,668	1,610	58	58
Construction	-	-	-	-	-
Other	129	129	-	129	16
Total consumer	6,697	6,079	4,439	1,640	468
Total	$13,244	11,387	6,828	4,560	1,588

		December 31, 2020
		Recorded investment
			Impaired loans	Impaired loans
	Unpaid		with no related	with related	Related
	Principal	Impaired	allowance for	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses	loan losses
Commercial
Owner occupied RE	$1,753	1,649	1,497	152	76
Non-owner occupied RE	3,212	2,188	705	1,483	366
Construction	141	139	139	-	-
Business	2,892	2,449	279	2,170	897
Total commercial	7,998	6,425	2,620	3,805	1,339
Consumer
Real estate	4,362	4,031	3,108	923	190
Home equity	2,498	2,371	2,096	275	163
Construction	-	-	-	-	-
Other	135	135	-	135	17
Total consumer	6,995	6,537	5,204	1,333	370
Total	$14,993	12,962	7,824	5,138	1,709

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended June 30, 2021		Three months ended June 30, 2020
	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income
Commercial
Owner occupied RE	$1,379	16	2,722	14
Non-owner occupied RE	2,073	32	6,078	39
Construction	68	-	-	-
Business	2,118	20	2,534	19
Total commercial	5,638	68	11,334	72
Consumer
Real estate	4,337	60	3,052	15
Home equity	1,679	18	2,287	5
Construction	-	-	-	-
Other	131	1	142	1
Total consumer	6,147	79	5,481	21
Total	$11,785	147	16,815	93

	Six months ended		Six months ended		Year ended
	June 30, 2021		June 30, 2020		December 31, 2020
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$1,469	32	2,723	33	2,423	88
Non-owner occupied RE	2,111	94	6,098	102	4,217	221
Construction	91	2	-	-	56	6
Business	2,229	54	2,545	47	2,306	243
Total commercial	5,900	182	11,366	182	9,002	558
Consumer
Real estate	4,235	103	3,057	40	3,372	170
Home equity	1,910	34	2,288	17	2,128	5
Construction	-	-	-	-	-	-
Other	132	2	144	2	141	79
Total consumer	6,277	139	5,489	59	5,641	254
Total	$12,177	321	16,855	241	14,643	812

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

The following table summarizes the activity related to the allowance for loan losses by commercial and consumer portfolio segments:

	Three months ended June 30, 2021
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$7,154	15,195	827	6,848	9,666	2,688	685	436	43,499
Provision for loan losses	(149)	(2,096)	124	(226)	362	(129)	68	146	(1,900)
Loan charge-offs	-	-	-	-	-	-	-	(8)	(8)
Loan recoveries	94	124	-	100	-	3	-	-	321
Net loan charge-offs	94	124	-	100	-	3	-	(8)	313
Balance, end of period	$7,099	13,223	951	6,722	10,028	2,562	753	574	41,912
Net charge-offs (recoveries) to average loans (annualized)									(0.06)%
Allowance for loan losses to gross loans									1.86%
Allowance for loan losses to nonperforming loans									619.47%

	Three months ended June 30, 2020
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$4,005	5,794	694	4,714	4,606	1,896	415	338	22,462
Provision for loan losses	1,795	3,909	283	1,282	1,925	745	200	61	10,200
Loan charge-offs	-	(912)	-	(170)	-	-	-	-	(1,082)
Loan recoveries	-	-	-	15	7	-	-	-	22
Net loan charge-offs	-	(912)	-	(155)	7	-	-	-	(1,060)
Balance, end of period	$5,800	8,791	977	5,841	6,538	2,641	615	399	31,602
Net charge-offs to average loans (annualized)									0.24%
Allowance for loan losses to gross loans									1.55%
Allowance for loan losses to nonperforming loans									350.74%

	Six months ended June 30, 2021
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$8,145	12,049	1,154	7,845	10,453	3,249	747	507	44,149
Provision for loan losses	(1,140)	1,050	(203)	(1,011)	(425)	(552)	6	75	(2,200)
Loan charge-offs	-	-	-	(268)	-	(139)	-	(8)	(415)
Loan recoveries	94	124	-	156	-	4	-	-	378
Net loan charge-offs	94	124	-	(112)	-	(135)	-	(8)	(37)
Balance, end of period	$7,099	13,223	951	6,722	10,028	2,562	753	574	41,912
Net charge-offs to average loans (annualized)									0.00%

	Six months ended June 30, 2020
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	equity	Construction	Other	Total
Balance, beginning of period	$2,835	4,304	541	3,692	3,278	1,447	268	277	16,642
Provision for loan losses	2,965	5,620	436	2,288	3,251	1,126	347	167	16,200
Loan charge-offs	-	(1,133)	-	(170)	-	-	-	(45)	(1,348)
Loan recoveries	-	-	-	31	9	68	-	-	108
Net loan charge-offs	-	(1,133)	-	(139)	9	68	-	(45)	(1,240)
Balance, end of period	$5,800	8,791	977	5,841	6,538	2,641	615	399	31,602
Net charge-offs to average loans (annualized)									0.12%

The following table disaggregates the allowance for loan losses and recorded investment in loans by impairment methodology.

	June 30, 2021
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,454	134	1,588	5,308	6,079	11,387
Collectively evaluated	26,536	13,788	40,324	1,415,635	827,113	2,242,748
Total	$27,995	13,917	41,912	1,420,943	833,192	2,254,135

	December 31, 2020
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,339	370	1,709	6,425	6,537	12,962
Collectively evaluated	27,826	14,614	42,440	1,381,230	748,675	2,129,905
Total	$29,165	14,984	44,149	1,387,655	755,212	2,142,867

NOTE 5 – Troubled Debt Restructurings

At June 30, 2021, the Company had 17 loans totaling $7.5 million compared to 20 loans totaling $8.4 million at December 31, 2020, which were considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of the workout plan for individual loan relationships, the Company may restructure loan terms to assist borrowers facing financial challenges in the current economic environment.

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

The following table summarizes the concession at the time of modification and the recorded investment in the Company’s TDRs before and after their modification for the six months ended June 30, 2021 and 2020. New TDRs for the three months ended June 30, 2021 and 2020 were not material.

For the six months ended June 30, 2021
						Pre-	Post-
						modification	modification
	Renewals	Reduced or	Converted	Maturity	Total	outstanding	outstanding
	deemed a	deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Consumer
Real estate	2	-	-	-	2	$447	$447
Total loans	2	-	-	-	2	$447	$447

	For the six months ended June 30, 2020
						Pre-	Post-
						modification	modification
	Renewals	Reduced or	Converted	Maturity	Total	outstanding	outstanding
	deemed a	deferred	to interest	date	Number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	investment
Commercial
Business	1	-	-	-	1	$1,037	$1,037
Consumer
Real estate	2	-	-	-	2	849	849
Home equity	3	-	-	-	3	1,522	1,522
Total loans	6	-	-	-	6	$3,408	$3,408

As of June 30, 2021 and 2020, there were no loans modified as a TDR for which there was a payment default (60 days past due) within 12 months of the restructuring date.

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

The following table summarizes the Company’s outstanding financial derivative instruments at June 30, 2021 and December 31, 2020.

	June 30, 2021
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$51,149	Other assets	$708
MBS forward sales commitments	29,500	Other liabilities	(75)
Total derivative financial instruments	$80,649		$633

	December 31, 2020
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$107,569	Other assets	$2,385
MBS forward sales commitments	75,500	Other liabilities	(501)
Total derivative financial instruments	$183,069		$1,884

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

	June 30, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US treasuries	$-	1,005	-	1,005
US government agencies	-	7,354	-	7,354
SBA securities	-	475	-	475
State and political subdivisions	-	19,754	-	19,754
Asset-backed securities	-	10,911	-	10,911
Mortgage-backed securities	-	51,733	-	51,733
Mortgage loans held for sale	-	36,427	-	36,427
Mortgage loan interest rate lock commitments	-	708	-	708
Total assets measured at fair value on a recurring basis	$-	128,367	-	128,367

Liabilities
MBS forward sales commitments	$-	75	-	75
Total liabilities measured at fair value on a recurring basis	$-	75	-	75

	December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	6,493	-	6,493
SBA securities	-	485	-	485
State and political subdivisions	-	19,388	-	19,388
Asset-backed securities	-	11,529	-	11,529
Mortgage-backed securities	-	56,834	-	56,834
Mortgage loans held for sale	-	60,257	-	60,257
Mortgage loan interest rate lock commitments	-	2,385	-	2,385
Total assets measured at fair value on a recurring basis	$-	157,371	-	157,371

Liabilities
MBS forward sales commitments	$-	501	-	501
Total liabilities measured at fair value on a recurring basis	$-	501	-	501

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020.

	As of June 30, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	7,181	2,618	9,799
Other real estate owned	-	366	-	366
Total assets measured at fair value on a nonrecurring basis	$-	7,547	2,618	10,165

	As of December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	8,144	3,109	11,253
Other real estate owned	-	1,169	-	1,169
Total assets measured at fair value on a nonrecurring basis	$-	9,313	3,109	12,422

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

The estimated fair values of the Company’s financial instruments at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$2,770	2,770	-	-	2,770
Loans[1]	2,200,836	2,158,807	-	-	2,158,807
Financial Liabilities:
Deposits	2,310,892	2,142,590	-	2,142,590	-
Subordinated debentures	36,052	33,737	-	33,737	-

	December 31, 2020
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$3,635	3,635	-	-	3,635
Loans[1]	2,085,756	2,060,698	-	-	2,060,698
Financial Liabilities:
Deposits	2,142,758	2,008,317	-	2,008,317	-
FHLB and other borrowings	25,000	24,972	-	24,972	-
Subordinated debentures	35,998	30,371	-	30,371	-
[1]	Carrying amount is net of the allowance for loan losses and previously presented impaired loans.

NOTE 8 – Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”. As of June 30, 2021, we leased six of our offices under various operating lease agreements. The lease agreements have maturity dates ranging from February 2022 to October 2029, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 6.72 years as of June 30, 2021.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered into. The weighted average discount rate for leases was 2.70% as of June 30, 2021.

The total operating lease costs were $640,000 and $603,000 for the three months ended June 30, 2021 and 2020, respectively, and $1.4 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively. The right-of-use (ROU) asset, included in property and equipment, and lease liabilities, included in other liabilities, were $17.7 million and $18.6 million as of June 30, 2021, respectively, compared to $19.5 million and $20.1 million as of December 31, 2019, respectively. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.

Maturities of lease liabilities as of June 30, 2021 were as follows:

Operating
(dollars in thousands)	Leases
2021	$1,175
2022	1,587
2023	1,462
2024	1,501
2025	1,544
Thereafter	15,886
Total undiscounted lease payments	23,155
Discount effect of cash flows	4,486
Total lease liability	$18,669

NOTE 9 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2021 and 2020. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at June 30, 2021. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At June 30, 2021 and 2020, there were 113,239 and 336,601 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except share data)	2021	2020	2021	2020
Numerator:
Net income available to common shareholders	$10,323	4,678	20,689	7,510
Denominator:
Weighted-average common shares outstanding – basic	7,847,516	7,722,419	7,811,217	7,700,508
Common stock equivalents	140,099	96,232	137,077	122,404
Weighted-average common shares outstanding – diluted	7,987,615	7,818,651	7,948,294	7,822,912
Earnings per common share:
Basic	$1.32	0.61	2.65	0.98
Diluted	$1.29	0.60	2.60	0.96

NOTE 10 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The three segments include Commercial and Retail Banking, Mortgage Banking, and Corporate. The following schedule presents financial information for each reportable segment.

	Three months ended					Three months ended
	June 30, 2021					June 30, 2020
	Commercial					Commercial
	and Retail	Mortgage		Elimin-	Consol-	and Retail	Mortgage		Elimin-	Consol-
(dollars in thousands)	Banking	Banking	Corporate	ations	idated	Banking	Banking	Corporate	ation	idated
Interest income	$22,385	346	4	(4)	22,731	$23,709	282	6	(6)	23,991
Interest expense	924	-	381	(4)	1,301	3,723	-	500	(6)	4,217
Net interest income (loss)	21,461	346	(377)	-	21,430	19,986	282	(494)	-	19,774
Provision for loan losses	(1,900)	-	-	-	(1,900)	10,200	-	-	-	10,200
Noninterest income	1,639	1,983	-	-	3,622	3,431	5,776	-	-	9,207
Noninterest expense	11,128	2,264	103	-	13,495	10,191	2,368	85	-	12,644
Net income (loss) before taxes	13,872	65	(480)	-	13,457	3,026	3,690	(579)	-	6,137
Income tax provision (benefit)	3,220	15	(101)	-	3,134	728	775	(44)	-	1,459
Net income (loss)	$10,652	50	(379)	-	10,323	$2,298	2,915	(535)	-	4,678
Total assets	$2,607,640	42,014	287,984	(287,455)	2,650,183	$2,435,095	46,645	252,371	(251,816)	2,482,295

	Six months ended					Six months ended
	June 30, 2021					June 30, 2020
	Commercial					Commercial
	and Retail	Mortgage		Elimin-	Consol-	and Retail	Mortgage		Elimin-	Consol-
(dollars in thousands)	Banking	Banking	Corporate	ations	idated	Banking	Banking	Corporate	ation	idated
Interest income	$44,799	745	8	(8)	45,544	$47,378	478	10	(10)	47,856
Interest expense	2,086	-	763	(8)	2,841	9,057	-	939	(10)	9,986
Net interest income (loss)	42,713	745	(755)	-	42,703	38,321	478	(929)	-	37,870
Provision for loan losses	(2,200)	-	-	-	(2,200)	16,200	-	-	-	16,200
Noninterest income	2,910	6,616	-	-	9,526	4,681	8,444	-	-	13,125
Noninterest expense	22,361	5,131	165	-	27,657	20,690	4,175	151	-	25,016
Net income before taxes	25,462	2,230	(920)	-	26,772	6,112	4,747	(1,080)	-	9,779
Income tax provision (benefit)	5,808	468	(193)	-	6,083	1,499	997	(227)	-	2,269
Net income (loss)	$19,654	1,762	(727)	-	20,689	$4,613	3,750	(853)	-	7,510
Total assets	$2,607,640	42,014	287,984	(287,455)	2,650,183	$2,435,095	46,645	252,371	(251,816)	2,482,295

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

Item 2. MANAGEMENT’S DISCUSSION AND Analysis of Financial Condition and Results of Operations.

The following discussion reviews our results of operations for the three and six month periods ended June 30, 2021 as compared to the three and six month periods ended June 30, 2020 and assesses our financial condition as of June 30, 2021 as compared to December 31, 2020. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2020 included in our Annual Report on Form 10-K for that period. Results for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or any future period.

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

Cautionary Warning Regarding forward-looking statements

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operations, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to:

•	The continuing impact of the novel coronavirus, or COVID-19, on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act), and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
•	Restrictions or conditions imposed by our regulators on our operations;

•	Increases in competitive pressure in the banking and financial services industries;
•	Changes in access to funding or increased regulatory requirements with regard to funding;
•	Changes in deposit flows;
•	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
•	Credit losses due to loan concentration;
•	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	Our ability to successfully execute our business strategy;
•	Our ability to attract and retain key personnel;
•	The success and costs of our expansion into the Charlotte, North Carolina, Greensboro, North Carolina and Atlanta, Georgia markets and into potential new markets;
•	Changes in the interest rate environment which could reduce anticipated or actual margins;
•	Changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including as a result of the new presidential administration and Democratic control of Congress;
•	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;
•	Changes occurring in business conditions and inflation;
•	Increased cybersecurity risk, including potential business disruptions or financial losses;
•	Changes in technology;
•	The adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
•	Changes in monetary and tax policies;
•	The rate of delinquencies and amounts of loans charged-off;
•	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;
•	Adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	Changes in accounting policies and practices;
•	Risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
•	Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed;
•	The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs; and
•	Other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, in Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q, and in our other filings with the SEC.

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

At June 30, 2021, we had total assets of $2.65 billion, a 6.8% increase from total assets of $2.48 billion at December 31, 2020. The largest components of our total assets are loans which were $2.25 billion and $2.14 billion at June 30, 2021 and December 31, 2020, respectively. Our liabilities and shareholders’ equity at June 30, 2021 totaled $2.40 billion and $251.7 million, respectively, compared to liabilities of $2.25 billion and shareholders’ equity of $228.3 million at December 31, 2020. The principal component of our liabilities is deposits which were $2.31 billion and $2.14 billion at June 30, 2021 and December 31, 2020, respectively.

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

Our net income to common shareholders was $10.3 million and $4.7 million for the three months ended June 30, 2021 and 2020, respectively. Diluted earnings per share (“EPS”) was $1.29 for the second quarter of 2021 as compared to $0.60 for the same period in 2020. The increase in net income resulted primarily from a $12.1 million decrease in loan loss provision recorded in the second quarter of 2021 compared to the same period in 2020 and a $1.7 million increase in net interest income, partially offset by a $5.6 million decrease in noninterest income and an $851,000 increase in noninterest expense.

Our net income to common shareholders was $20.7 million and $7.5 million for the six months ended June 30, 2021 and 2020. Diluted EPS was $2.60 for the six months ended June 30, 2021 as compared to $0.96 for the same period in 2020. The increase in net income resulted primarily from an $18.4 million decrease in loan loss provision recorded in the first six months of 2021 compared to the same period in 2020 and a $4.8 million increase in net interest income, partially offset by a $3.6 million decrease in noninterest income and a $2.6 million increase in noninterest expense.

recent events – covid-19 pandemic

The COVID-19 pandemic has had significant impact on our business, industry and clients. Twelve months ago, unemployment rates were at historical highs, our bank lobbies were closed to guests, and the majority of our team was working remotely. As of June 30, 2021, normalcy has begun to return as unemployment rates have decreased to near pre-COVID levels, our bank lobbies have re-opened, and our team members have returned to the office. Our digital technology channels are also stronger and better utilized as a result of the pandemic.

Beginning in March 2020, we began granting loan modifications or deferrals to certain borrowers affected by the pandemic on a short-term basis of three to six months. As of June 30, 2021, all but two of these loans are under a normal payment structure.

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

Hotel portfolio as of June 30, 2021:

•	21 loans totaled $115.6 million
•	2 loans totaled $13.5 million remained under a deferral arrangement
•	0% of hotel loans were 30 days or more past due
•	0% of hotel loans were on nonaccrual
•	4 hotel loans totaling $48.4 million were downgraded to special mention during the first quarter of 2021
•	7 hotel loans totaling $26.1 million were downgraded to substandard during the first quarter of 2021

As of June 30, 2021 our classified asset ratio was 13.36% compared to 8.18% at December 31, 2020 and 7.51% at June 30, 2020. The increase from the prior periods was driven by the $26.2 million of hotel loans we downgraded to substandard during the first quarter of 2021. We will continue to closely monitor these loans as they represent our most at-risk clients.

As of June 30, 2021, all of our capital ratios, and the Bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our regulatory capital ratios could be adversely impacted by further credit losses. We maintain access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the Bank.

Results of Operations

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $21.4 million for the second quarter of 2021, an 8.4% increase over net interest income of $19.8 million for the prior year resulting primarily from lower deposit costs, partially offset by lower yields on interest-earning assets. In addition, our net interest margin, on a tax-equivalent basis (TE), was 3.50% for the second quarter of 2021 compared to 3.42% in 2020.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and six month periods ended June 30, 2021 and 2020. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended June 30,
	2021			2020
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$ 119,211	$ 53	0.18%	$ 100,009	$ 53	0.21%
Investment securities, taxable	85,306	212	1.00%	68,669	339	1.99%
Investment securities, nontaxable(2)	11,599	74	2.56%	6,749	58	3.48%
Loans(3)	2,240,236	22,409	4.01%	2,150,717	23,554	4.40%
Total interest-earning assets	2,456,352	22,748	3.71%	2,326,144	24,004	4.15%
Noninterest-earning assets	117,836			107,054
Total assets	$2,574,188			$2,433,198
Interest-bearing liabilities
NOW accounts	$ 298,446	46	0.06%	$ 252,465	91	0.14%
Savings & money market	1,131,391	580	0.21%	975,539	2,069	0.85%
Time deposits	175,612	294	0.67%	318,379	1,467	1.85%
Total interest-bearing deposits	1,605,449	920	0.23%	1,546,383	3,627	0.94%
FHLB advances and other borrowings	44	2	18.23%	80,898	175	0.87%
Subordinated debentures	36,035	379	4.22%	35,926	415	4.65%
Total interest-bearing liabilities	1,641,528	1,301	0.32%	1,663,207	4,217	1.02%
Noninterest-bearing liabilities	688,576			555,746
Shareholders’ equity	244,084			214,245
Total liabilities and shareholders’ equity	$2,574,188			$2,433,198
Net interest spread			3.39%			3.13%
Net interest income (tax equivalent) / margin		$21,447	3.50%		$19,787	3.42%
Less: tax-equivalent adjustment(2)		17			13
Net interest income		$21,430			$19,774

(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin (TE) increased eight basis points to 3.50% during the second quarter of 2021 primarily due to a reduction in cost on our interest-bearing liabilities, partially offset by the decreased yield on our interest-earning assets. Our average interest-earning assets grew by $130.2 million during the second quarter of 2021, while the average yield on these assets decreased by 44 basis points to 3.71%. In addition, our average interest-bearing liabilities decreased by $21.7 million during the 2021 period while the rate on these liabilities decreased 70 basis points to 0.32%.

The increase in average interest-earning assets for the second quarter of 2021 related primarily to an increase of $89.5 million in our average loan balances combined with a $19.2 million increase in federal funds sold and interest-bearing deposits with banks and a $21.5 million increase in investment securities. The decrease in yield on our interest earning assets was driven by a 39 basis point decrease in loan yield as our loan portfolio continues to show the impact of the Federal Reserve’s aggregate 225 basis point interest rate reduction since August 2019. These rate reductions resulted in the decreased loan yield, a decrease in yield on our federal funds sold and interest bearing-deposits with banks and a decrease in yield on our investment securities.

The decrease in our average interest-bearing liabilities resulted primarily from an $80.9 million decrease in our FHLB advances and other borrowings, partially offset by a $59.1 million increase in our interest-bearing deposits. The 70 basis point decrease in rate on our interest-bearing liabilities resulted from a 71 basis point decrease in deposit rates, combined with the decrease in FHLB advances and other borrowings.

Our net interest spread was 3.39% for the second quarter of 2021 compared to 3.13% for the same period in 2020. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The decrease in both the yield on our interest-earning assets and the rate on our interest-bearing liabilities resulted in a 26 basis point increase in our net interest spread for the

2021 period. We anticipate pressure on our net interest spread and net interest margin in future periods as our loan yield continues to decline due to new and renewed loans pricing at rates lower than our current portfolio rate.

				For the Six Months Ended June 30,
	2021			2020
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$ 104,449	$ 99	0.19%	$ 73,055	$ 155	0.43%
Investment securities, taxable	85,222	458	1.08%	68,686	719	2.11%
Investment securities, nontaxable(2)	11,300	147	2.62%	4,251	79	3.75%
Loans(3)	2,224,987	44,875	4.07%	2,077,136	46,921	4.54%
Total interest-earning assets	2,425,958	45,579	3.79%	2,223,128	47,874	4.33%
Noninterest-earning assets	109,928			109,195
Total assets	$2,535,886			$2,332,323
Interest-bearing liabilities
NOW accounts	$ 289,640	93	0.06%	$ 240,076	259	0.22%
Savings & money market	1,108,059	824	0.15%	966,064	5,438	1.13%
Time deposits	194,781	1,087	1.13%	324,021	3,105	1.93%
Total interest-bearing deposits	1,592,480	2,004	0.25%	1,530,161	8,802	1.16%
FHLB advances and other borrowings	1,419	78	11.08%	62,184	333	1.08%
Junior subordinated debentures	36,022	759	4.25%	35,913	851	4.77%
Total interest-bearing liabilities	1,629,921	2,841	0.35%	1,628,258	9,986	1.23%
Noninterest-bearing liabilities	668,491			491,870
Shareholders’ equity	237,474			212,195
Total liabilities and shareholders’ equity	$2,535,886			$2,332,323
Net interest spread			3.44%			3.10%
Net interest income (tax equivalent) / margin		$42,738	3.55%		$37,888	3.43%
Less: tax-equivalent adjustment(2)		35			18
Net interest income		$42,703			$37,870

(1)	Annualized for the six month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

During the first six months of 2021, our net interest margin (TE) improved by 12 basis points to 3.55%, compared to 3.43% for the first six months of 2020, driven by the decrease in yield on our interest-bearing liabilities, partially offset by the lower yield on our interest-earning assets. Our average interest-earning assets grew by $202.8 million from the prior year, with the average yield decreasing by 54 basis points. In addition, our average interest-bearing liabilities grew by only $1.7 million, while the rate on these liabilities decreased 88 basis points. The lower costs on our average interest-bearing deposits resulted in the increased net interest margin.

The increase in average interest earning assets for the first half of 2021 related primarily to a $147.9 million increase in our average loan balances combined with a $31.4 million increase in average federal funds sold and interest-bearing deposits with banks. The decrease in yield on our interest-earning assets was driven by a 47 basis point decrease in our loan yield related to the interest rate reductions by the Federal Reserve.

In addition, our average interest-bearing liabilities increased only $1.7 million during the first half of 2021 while the cost of our interest-bearing liabilities decreased 88 basis points. The decrease in average balances during 2021 was driven by a decrease in FHLB advances and other borrowings, while the decrease in cost was driven by a 91 basis point decrease on our interest-bearing deposits.

Our net interest spread was 3.44% for the first half of 2021 compared to 3.10% for 2020. The 34 basis point increase in our net interest spread was a result of the 88 basis point decrease in cost on our interest-bearing liabilities, partially offset by the 54 basis point decrease in yield on our interest-earning assets.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	June 30, 2021 vs. 2020				June 30, 2020 vs. 2019
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$ 980	(2,040)	(85)	(1,145)	$ 4,505	(2,533)	(516)	1,456
Investment securities	110	(175)	(50)	(115)	(27)	(135)	7	(155)
Federal funds sold and interest-bearing deposits with banks	10	(9)	(1)	-	176	(413)	(161)	(398)
Total interest income	1,100	(2,224)	(136)	(1,260)	4,654	(3,081)	(670)	903
Interest expense
Deposits	318	(2,781)	(244)	(2,707)	1,001	(3,054)	(495)	(2,548)
FHLB advances and other borrowings	(175)	3,501	(3,500)	(174)	481	(162)	(360)	(41)
Subordinated debentures	1	(36)	-	(35)	264	(3)	(4)	257
Total interest expense	144	684	(3,744)	(2,916)	1,746	(3,219)	(859)	(2,332)
Net interest income	$ 956	(2,908)	3,608	1,656	$ 2,908	138	189	3,235

Net interest income, the largest component of our income, was $21.4 million for the second quarter of 2021 and $19.8 million for the second quarter of 2020, a $1.7 million, or 8.4%, increase. The increase during 2021 was driven by a $2.9 million decrease in interest expense primarily due to lower rates on our interest-bearing liabilities. In addition, interest income decreased by $1.3 million due to a decrease in rates across all interest earning assets, partially offset by an increase in volume of loans, investment securities and federal funds sold and interest-bearing deposits with banks.

	Six Months Ended
	June 30, 2021 vs. 2020				June 30, 2020 vs. 2019
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$ 3,557	(5,230)	(373)	(2,046)	$ 8,273	(3,659)	(681)	3,933
Investment securities	254	(351)	(113)	(210)	(75)	(249)	17	(307)
Federal funds sold and interest-bearing deposits with banks	67	(86)	(37)	(56)	263	(516)	(217)	(470)
Total interest income	3,878	(5,667)	(523)	(2,312)	8,461	(4,424)	(881)	3,156
Interest expense
Deposits	1,016	(7,005)	(808)	(6,797)	1,770	(3,914)	(604)	(2,748)
FHLB advances and other borrowings	(327)	3,096	(3,025)	(256)	566	(320)	(386)	(140)
Subordinated debentures	3	(94)	(1)	(92)	540	(3)	(6)	531
Total interest expense	692	(4,003)	(3,834)	(7,145)	2,876	(4,237)	(996)	(2,357)
Net interest income	$ 3,186	(1,664)	3,311	4,833	$ 5,585	(187)	115	5,513

Net interest income for the first half of 2021 was $42.7 million compared to $37.9 million for 2020, a $4.8 million, or 12.8%, increase. The increase in net interest income during 2021 was driven by a $7.1 million decrease in interest expense, related to reduced rates on our deposit balances. In contrast, the decrease in interest income was driven by lower rates on our loan portfolio which was partially offset by growth in loan balances compared to the 2020 period.

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

For the three and six months ended June 30, 2021, we recorded a negative provision for loan losses of $1.9 million and $2.2 million which resulted in an allowance for loan losses of $41.9 million, or 1.86% of gross loans. Comparatively, our provision for loan losses was $10.2 million and $16.2 million for the three and six months ended June 30, 2020 which resulted in an allowance for loan losses of $31.6 million, or 1.55% of gross loans. The negative provision for the 2021 periods was driven by a reduction in qualitative adjustment factors related to improvement in the economic and business conditions at both the national and regional levels during the first quarter of 2021, partially offset by downgrades in our hotel loan portfolio as we believe the tourism and hospitality industry remains at risk of credit losses due to the pandemic. During the second quarter of 2021, the negative provision was driven by the low charge-off percentage which resulted in lower historical loss rates applied to our various loan categories.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Mortgage banking income	$ 1,983	5,776	6,616	8,444
Service fees on deposit accounts	173	197	358	459
ATM and debit card income	521	394	991	793
Income from bank owned life insurance	331	270	598	540
Net lender and referral fees on PPP loans	268	2,247	268	2,247
Other income	346	323	695	642
Total noninterest income	$ 3,622	9,207	9,526	13,125

Noninterest income decreased $5.6 million, or 60.7%, for the second quarter of 2021 as compared to the same period in 2020. The decrease in total noninterest income resulted primarily from the following:

•	Mortgage banking income decreased by $3.8 million, or 65.7%, driven by low inventory in the housing market, lower refinance volumes, and a decrease in margin on loan sales. We do not expect mortgage origination volume to continue at levels seen in the past 12 months which will reduce the amount of mortgage banking income recorded in future periods in comparison to prior periods.
•	Net lender and referral fees on PPP loans declined $2.0 million, or 88.1%, as we originated and sold our PPP loans to a third party during the second quarter of 2020.

Offsetting the above decreases was an increase in ATM and debit card income of $127,000, or 32.2%, due to an increase in debit card transactions. In addition, income from bank owned life insurance increased $61,000 during the second quarter of 2021 as we purchased an additional $7.5 million in life insurance policies earlier in the year.

Noninterest income decreased $3.6 million, or 27.4%, during the first half of 2021 as compared to 2020. The decrease in total noninterest income resulted primarily from decreases in mortgage banking income, service fees on deposit accounts, and net lender and referral fees on PPP loans. Partially offsetting the above decreases was a $198,000 increase ATM and debit card income.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Compensation and benefits	$ 6,823	6,393	13,506	12,784
Mortgage production costs	2,264	2,368	5,131	4,175
Occupancy	1,550	1,497	3,187	3,030
Real estate owned expenses	1	-	388	-
Outside service and data processing costs	1,238	1,055	2,380	2,124
Insurance	262	298	563	619
Professional fees	498	475	918	875
Marketing	201	86	383	316
Other	658	472	1,201	1,093
Total noninterest expense	$13,495	12,644	27,657	25,016

Noninterest expense was $13.5 million for the second quarter of 2021, a $851,000, or 6.7%, increase from noninterest expense of $12.6 million for the second quarter of 2020. The increase in noninterest expenses was driven primarily by the following:

•	Compensation and benefits expense increased $430,000, or 6.7%, relating primarily to an increase in incentive compensation.
•	Outside service and data processing costs increased $183,000, or 17.3%, primarily due to increased software licensing costs and ATM/debit card related expenses.
•	Marketing expense increased $115,000, or 133.7%, primarily related to an increase in corporate sponsorships and business development costs.
•	Other noninterest expense increased by $186,000, or 39.4%, driven by an increase in business licenses and tax expenses, collection expenses, partially offset by decreases in staff related expenses and deposit account losses.

Offsetting the above increases were decreases in mortgage production costs due primarily to less mortgage volume in the second quarter of 2021.

Noninterest expense was $27.7 million for the first half of 2021, a $2.6 million, or 10.6%, increase from the prior year. The increase in total noninterest expense resulted primarily from increases in compensation and benefits, mortgage production costs, real estate owned expenses and outside service and data processing costs.

Our efficiency ratio was 53.9% for the second quarter of 2021 compared to 43.6% for the second quarter of 2020 and 53.0% for the first half of 2021 compared to 49.1% for the first half of 2020. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The higher ratio during the 2021 period relates primarily to the decrease in mortgage banking income, combined with the increase in noninterest expenses.

We incurred income tax expense of $3.1 million and $1.5 million for the three months ended June 30, 2021 and 2020, respectively, and $6.1 million and $2.3 million for the six months ended June 30, 2021 and 2020, respectively. Our effective tax rate was 22.7% and 23.2% for the six months ended June 30, 2021 and 2020, respectively. The lower tax rate for the 2021 period relates to the favorable tax impact of certain equity compensation transactions.

Balance Sheet Review

Investment Securities

At June 30, 2021, the $94.0 million in our investment securities portfolio represented approximately 3.5% of our total assets. Our available for sale investment portfolio included U.S. treasury securities, U.S. government agency securities, SBA securities, state and political subdivisions, asset-backed securities and mortgage-backed securities with a fair value of $91.2 million and an amortized cost of $90.7 million, resulting in an unrealized gain of $505,000. At December 31, 2020, the $98.4 million in our investment securities portfolio represented approximately 4.0% of our total assets, including investment securities with a fair value of $94.7 million and an amortized cost of $93.4 million for an unrealized gain of $1.3 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans, excluding mortgage loans held for sale, for the six months ended June 30, 2021 and 2020 were $2.18 billion and $2.05 billion, respectively. Before the allowance for loan losses, total loans outstanding at June 30, 2021 and December 31, 2020 were $2.25 billion and $2.04 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of June 30, 2021, our loan portfolio included $1.92 billion, or 85.0%, of real estate loans, compared to $1.81 billion, or 84.6%, at December 31, 2020. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. Home equity lines of credit totaled $149.8 million as of June 30, 2021, of which approximately 48% were in a first lien position, while the remaining balance was second liens. At December 31, 2020, our home equity lines of credit totaled $157.0 million, of which approximately 45% were in first lien positions, while the remaining balance was in second liens. The average home equity loan had a balance of approximately $79,000 and a loan to value of 60% as of June 30, 2021, compared to an average loan balance of $83,000 and a loan to value of approximately 62% as of December 31, 2020. Further, 0.6% and 0.2% of our total home equity lines of credit were over 30 days past due as of June 30, 2021 and December 31, 2020, respectively.

Following is a summary of our loan composition at June 30, 2021 and December 31, 2020. During the first six months of 2021, our loan portfolio increased by $111.3 million, or 5.2%, with a 10.3% increase in consumer loans while commercial loans increased by 2.4% during the period. The majority of the increase was in loans secured by real estate. Our consumer real estate portfolio includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $438,000, a term of 20 years, and an average rate of 3.57% as of June 30, 2021, compared to a principal balance of $429,000, a term of 19 years, and an average rate of 3.82% as of December 31, 2020.

	June 30, 2021		December 31, 2020
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$ 452,130	20.1%	$ 433,320	20.2%
Non-owner occupied RE	600,094	26.6%	585,269	27.3%
Construction	60,786	2.7%	61,467	2.9%
Business	307,933	13.7%	307,599	14.4%
Total commercial loans	1,420,943	63.1%	1,387,655	64.8%
Consumer
Real estate	605,026	26.8%	536,311	25.0%
Home equity	149,789	6.7%	156,957	7.3%
Construction	48,077	2.1%	40,525	1.9%
Other	30,300	1.3%	21,419	1.0%
Total consumer loans	833,192	36.9%	755,212	35.2%
Total gross loans, net of deferred fees	2,254,135	100.0%	2,142,867	100.0%
Less—allowance for loan losses	(41,912)		(44,149)
Total loans, net	$ 2,212,223		$2,098,718

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of June 30, 2021 and December 31, 2020, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	June 30, 2021	December 31, 2020
Commercial	$ 1,085	1,477
Consumer	2,798	3,083
Nonaccruing troubled debt restructurings	2,883	3,509
Total nonaccrual loans	6,766	8,069
Other real estate owned	366	1,169
Total nonperforming assets	$ 7,132	9,238

At June 30, 2021, nonperforming assets were $7.1 million, or 0.27% of total assets and 0.32% of gross loans. Comparatively, nonperforming assets were $9.2 million, or 0.37% of total assets and 0.43% of gross loans at December 31, 2020. Nonaccrual loans decreased $1.3 million during the first six months of 2021 due primarily to $963,000 of loans paid or charged off and $366,000 of loans moved to other real estate owned, partially offset by $551,000 of new loans on nonaccrual and normal loan payments. The amount of foregone interest income on the nonaccrual loans in the first six months of 2021 was immaterial, while foregone interest income for the first half of 2020 was approximately $148,000. At June 30, 2021 and 2020, the allowance for loan losses represented 619.5% and 350.7% of the total amount of nonperforming loans, respectively. A significant portion, or approximately 99%, of nonperforming loans at June 30, 2021 was secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.

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

In addition, at June 30, 2021, 85.0% of our loans were collateralized by real estate and 91% of our impaired loans were secured by real estate. We utilize third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of June 30, 2021, we did not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At June 30, 2021, impaired loans totaled $11.4 million, for which $4.6 million of these loans had a reserve of approximately $1.6 million allocated in the allowance. During the first six months of 2021, the average recorded investment in impaired loans was approximately $12.2 million. Comparatively, impaired loans totaled $13.0 million at December 31, 2020 for which $5.1 million of these loans had a reserve of approximately $1.7 million allocated in the allowance. During 2020, the average recorded investment in impaired loans was approximately $14.6 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of June 30, 2021, we determined that we had loans totaling $7.5 million that we considered TDRs compared to $8.4 million as of December 31, 2020. The decrease during the first six months of 2021 was driven by five client relationships with loans totaling $1.1 million that were paid off or removed from TDR status during the period, partially offset by two loans totaling $446,000 that were added to TDR status.

Allowance for Loan Losses

The allowance for loan losses was $41.9 million and $31.6 million at June 30, 2021 and 2020, respectively, or 1.86% of outstanding loans at June 30, 2021 and 1.55% of outstanding loans at June 30, 2020. At December 31, 2020, our allowance for loan losses was $44.1 million, or 2.06% of outstanding loans.

During the six months ended June 30, 2021, we charged-off $414,000 of loans and recorded $377,000 of recoveries on loans previously charged-off, for net charge-offs of $37,000. Comparatively, we charged-off $1.3 million of loans and recorded $108,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $1.2 million for the first six months of 2020. The $2.2 million decrease in the allowance for loan losses during the first six months of 2021 is driven by a reduction in qualitative adjustment factors related to the improvement in economic conditions at both the national and regional levels at June 30, 2021 and lower historical loss percentages applied to the various loan categories driven by fewer charge-offs. Partially offsetting these decreases were downgrades in our hotel loan portfolio as we believe the tourism and hospitality industry remains at risk of credit losses due to the pandemic.

Following is a summary of the activity in the allowance for loan losses.

	Six months ended June 30,		Year ended
(dollars in thousands)	2021	2020	December 31, 2020
Balance, beginning of period	$ 44,149	16,642	16,642
Provision	(2,200)	16,200	29,600
Loan charge-offs	(414)	(1,348)	(3,414)
Loan recoveries	377	108	1,321
Net loan charge-offs	(37)	(1,240)	(2,093)
Balance, end of period	$ 41,912	31,602	44,149

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

Our retail deposits represented $2.31 billion, or 100% of total deposits at June 30, 2021. At December 31, 2020, retail deposits represented $2.12 billion, or 99.0% of our total deposits, and brokered CDs were $22.0 million, representing 1.0% of our total deposits. Our loan-to-deposit ratio was 98% at June 30, 2021 and 100% at December 31, 2020.

The following is a detail of our deposit accounts:

(dollars in thousands)	June 30, 2021	December 31, 2020
Non-interest bearing	$ 658,758	$ 576,610
Interest bearing:
NOW accounts	316,744	268,739
Money market accounts	1,136,315	1,042,745
Savings	33,442	27,254
Time, less than $100,000	29,179	36,454
Time and out-of-market deposits, $100,000 and over	136,454	190,956
Total deposits	$ 2,310,892	$2,142,758

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $2.22 billion and $2.01 billion at June 30, 2021, and December 31, 2020, respectively.

The following table shows the average balance amounts and the average rates paid on deposits.

	Six months ended June 30,
	2021		2020
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$ 621,934	-%	$ 454,993	-%
Interest-bearing demand deposits	289,640	0.06%	240,076	0.22%
Money market accounts	1,077,309	0.22%	946,392	1.15%
Savings accounts	30,750	0.05%	19,672	0.05%
Time deposits less than $100,000	32,393	0.52%	43,989	1.58%
Time deposits greater than $100,000	161,997	0.91%	280,032	1.98%
Total deposits	$ 2,214,023	0.19%	$ 1,985,154	0.89%

During the first six months of 2021, our average transaction account balances increased by $358.5 million, or 21.6%, from the prior year, while our average time deposit balances decreased by $129.6 million, or 40.0%.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at June 30, 2021 was as follows:

(dollars in thousands)	June 30, 2021
Three months or less	$ 34,144
Over three through six months	30,144
Over six through twelve months	43,420
Over twelve months	28,746
Total	$ 136,454

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at June 30, 2021 and December 31, 2020 were $90.3 million and $130.9 million, respectively.

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

At June 30, 2021 and December 31, 2020 cash and cash equivalents totaled $153.8 million and $100.7 million, respectively, or 5.8% and 4.1% of total assets, respectively. Our investment securities at June 30, 2021 and December 31, 2020 amounted to $94.0 million and $98.4 million, respectively, or 3.5% and 4.0% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain five federal funds purchased lines of credit with correspondent banks totaling $118.5 million for which there were no borrowings against the lines of credit at June 30, 2021.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at June 30, 2021 was $530.4 million, based on the Bank’s $1.2 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at June 30, 2021 and December 31, 2020 we had $243.5 million and $206.2 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $15.0 million, which was unused at June 30, 2021. The line of credit has an interest rate of LIBOR plus 3.50% and a maturity date of December 31, 2021.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $251.7 million at June 30, 2021 and $228.3 million at December 31, 2020. The $23.4 million increase from December 31, 2020 is primarily related to net income of $20.7 million during the first six months of 2021, stock option exercises and equity compensation expenses of $3.3 million, partially offset by a $623,000 other comprehensive loss.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the six months ended June 30, 2021 and the year ended December 31, 2020. Since our inception, we have not paid cash dividends.

	June 30, 2021	December 31, 2020
Return on average assets	1.65%	0.76%
Return on average equity	17.57%	8.49%
Return on average common equity	17.57%	8.49%
Average equity to average assets ratio	9.36%	9.01%
Tangible common equity to assets ratio	9.50%	9.20%

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

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of June 30, 2021, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

			June 30, 2021
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$301,865	14.42%	$219,777	10.50%	$209,311	10.00%
Tier 1 Capital (to risk weighted assets)	275,507	13.16%	177,915	8.50%	167,449	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	275,507	13.16%	146,518	7.00%	136,052	6.50%
Tier 1 Capital (to average assets)	275,507	10.70%	102,955	4.00%	128,693	5.00%

			December 31, 2020
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$279,414	13.92%	$160,554	8.00%	$200,693	10.00%
Tier 1 Capital (to risk weighted assets)	254,092	12.66%	120,416	6.00%	160,554	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	254,092	12.66%	90,312	4.50%	130,451	6.50%
Tier 1 Capital (to average assets)	254,092	10.26%	99,094	4.00%	123,867	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

			June 30, 2021
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$313,617	14.98%	$219,777	10.50%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	264,259	12.63%	177,915	8.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	264,259	12.00%	146,518	7.00%	N/A	N/A
Tier 1 Capital (to average assets)	264,259	10.27%	102,974	4.00%	N/A	N/A

			December 31, 2020
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$288,593	14.38%	$160,554	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	240,271	11.97%	120,416	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	227,271	11.32%	90,312	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	240,271	9.70%	99,094	4.00%	N/A	N/A
(1)	Under the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is not subject to the minimum capital adequacy and capital conservation buffer capital requirements at the holding company level, unless otherwise advised by the Federal Reserve (such capital requirements are applicable only at the Bank level). Although the minimum regulatory capital requirements are not applicable to the Company, we calculate these ratios for our own planning and monitoring purposes.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2021, unfunded commitments to extend credit were $521.6 million, of which $145.8 million were at fixed rates and $375.8 million were at variable rates. At December 31, 2020, unfunded commitments to extend credit were $480.1 million, of which approximately $114.6 million were at fixed rates and $365.5 million were at variable rates. A significant portion of the unfunded commitments related to consumer home equity lines of credit. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At June 30, 2021 and December 31, 2020, there were commitments under letters of credit for $8.5 million and $8.7 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

At June 30, 2021, there were commitments of $39.6 million related to the construction of a new headquarters building of which $15.4 million had been paid through the end of the second quarter of 2021.

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

As of June 30, 2021, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	18.94%
Up 200 basis points	12.73%
Up 100 basis points	6.35%
Base	-
Down 100 basis points	(2.11)%
Down 200 basis points	(3.03)%
Down 300 basis points	(3.68)%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.
(b)	Not applicable.
(c)	Issuer Purchases of Registered Equity Securities

The following table reflects share repurchase activity during the second quarter of 2021:

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value) of
			Units)	Shares (or
	(a) Total		Purchased as	Units) that May
	Number of		Part of Publicly	Yet Be
	Shares (or	(b) Average	Announced	Purchased
	Units)	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share (or Unit)	Programs	or Programs
April 1 – April 30	-	$-	-	388,612
May 1 – May 31	-	-	-	388,612
June 1 – June 30	-	-	-	388,612
Total	-		-	388,612*

*On March 9, 2021, the Company announced a share repurchase plan allowing us to repurchase up to 388,612 shares of our common stock (the “Repurchase Plan”). As of June 30, 2021, we have not repurchased any of the shares authorized for repurchase under the Repurchase Plan. The Company is not obligated to purchase any such shares under the Repurchase Plan, and the Repurchase Plan may be discontinued, suspended or restarted at any time; however, repurchases under the Repurchase Plan after December 31, 2021 would require additional approval of our Board of Directors and the Federal Reserve.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______	________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: August 5, 2021	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2021	/s/Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)