Form 10-Q
period 2021-09-30
SOUTHERN FIRST BANCSHARES INC
filed 2021-11-02
CIK 1090009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,913,381 shares of common stock, par value $0.01 per share, were issued and outstanding as of October 21, 2021.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

September 30, 2021 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except share data)	2021	2020
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$17,944	12,920
Federal funds sold	47,440	21,744
Interest-bearing deposits with banks	63,149	66,023
Total cash and cash equivalents	128,533	100,687
Investment securities:
Investment securities available for sale	113,802	94,729
Other investments	2,820	3,635
Total investment securities	116,622	98,364
Mortgage loans held for sale	31,641	60,257
Loans	2,389,047	2,142,867
Less allowance for loan losses	(36,075)	(44,149)
Loans, net	2,352,972	2,098,718
Bank owned life insurance	49,521	41,102
Property and equipment, net	78,456	60,236
Deferred income taxes	16,591	9,518
Other assets	9,840	13,705
Total assets	$2,784,176	2,482,587
LIABILITIES
Deposits	$2,433,018	2,142,758
Federal Home Loan Bank advances and other borrowings	-	25,000
Subordinated debentures	36,079	35,998
Other liabilities	49,450	50,537
Total liabilities	2,518,547	2,254,293
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 7,913,381 and 7,772,748 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	79	78
Nonvested restricted stock	(1,469)	(698)
Additional paid-in capital	113,501	108,831
Accumulated other comprehensive income (loss)	(248)	1,023
Retained earnings	153,766	119,060
Total shareholders’ equity	265,629	228,294
Total liabilities and shareholders’ equity	$2,784,176	2,482,587

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands, except share data)	2021	2020	2021	2020
Interest income
Loans	$23,063	23,042	67,938	69,963
Investment securities	355	310	926	1,090
Federal funds sold and interest-bearing deposits with banks	68	63	167	218
Total interest income	23,486	23,415	69,031	71,271
Interest expense
Deposits	934	2,393	3,009	11,195
Borrowings	380	385	1,147	1,569
Total interest expense	1,314	2,778	4,156	12,764
Net interest income	22,172	20,637	64,875	58,507
Provision for (reversal of) loan losses	(6,000)	11,100	(8,200)	27,300
Net interest income after provision for loan losses	28,172	9,537	73,075	31,207
Noninterest income
Mortgage banking income	2,829	6,277	9,445	14,721
Service fees on deposit accounts	199	211	557	670
ATM and debit card income	542	465	1,532	1,258
Income from bank owned life insurance	321	270	919	810
Net lender and referral fees on PPP loans	-	-	268	2,247
Other income	348	361	1,043	1,002
Total noninterest income	4,239	7,584	13,764	20,708
Noninterest expenses
Compensation and benefits	7,468	6,666	20,974	19,450
Mortgage production costs	1,956	2,666	7,086	6,841
Occupancy	1,684	1,601	4,871	4,631
Other real estate owned (income) expenses	(3)	673	385	673
Outside service and data processing costs	1,229	1,046	3,609	3,170
Insurance	244	377	807	995
Professional fees	561	395	1,479	1,270
Marketing	240	165	623	481
Other	660	594	1,861	1,687
Total noninterest expenses	14,039	14,183	41,695	39,198
Income before income tax expense	18,372	2,938	45,144	12,717
Income tax expense	4,355	721	10,438	2,990
Net income available to common shareholders	$14,017	2,217	34,706	9,727
Earnings per common share
Basic	$1.78	0.29	4.43	1.26
Diluted	1.75	0.28	4.36	1.24
Weighted average common shares outstanding
Basic	7,873,868	7,732,293	7,832,330	7,711,181
Diluted	8,001,028	7,815,265	7,966,065	7,820,345

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Net income	$14,017	2,217	34,706	9,727
Other comprehensive income:
Unrealized gain on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	(819)	77	(1,609)	1,472
Tax (expense) benefit	171	(17)	338	(309)
Other comprehensive income (loss)	(648)	60	(1,271)	1,163
Comprehensive income	$13,369	2,277	33,435	10,890

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended September 30,
							Accumulated
					Nonvested	Additional	other
	Common stock		Preferred stock		restricted	paid-in	comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
June 30, 2020	7,734,644	77	-	-	(1,001)	108,031	805	108,242	216,154
Net income	-	-	-	-	-	-	-	2,217	2,217
Proceeds from exercise of stock options	250	-	-	-	-	1	-	-	1
Issuance of restricted stock	2,700	-	-	-	(88)	88	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	100	-	-	-	100
Compensation expense related to stock options, net of tax	-	-	-	-	-	217	-	-	217
Other comprehensive income (loss)	-	-	-	-	-	-	60	-	60

September 30, 2020	7,737,594	$77	-	$-	$(989)	$108,337	$865	$110,459	$218,749
June 30, 2021	7,899,931	79	-	-	(1,173)	112,604	400	139,749	251,659
Net income	-	-	-	-	-	-	-	14,017	14,017
Proceeds from exercise of stock options	4,950	-	-	-	-	175	-	-	175
Issurance of restricted stock	8,500	-	-	-	(431)	431	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	135	-	-	-	135
Compensation expense related to stock options, net of tax	-	-	-	-	-	291	-	-	291
Other comprehensive income (loss)	-	-	-	-	-	-	(648)	-	(648)

September 30, 2021	7,913,381	$79	-	$-	$(1,469)	$113,501	$(248)	$153,766	$265,629

	For the nine months ended September 30,
							Accumulated
					Nonvested	Additional	other
	Common stock		Preferred stock		restricted	paid-in	comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2019	7,672,678	77	-	-	(803)	106,152	(298)	100,732	205,860
Net income	-	-	-	-	-	-	-	9,727	9,727
Proceeds from exercise of stock options	52,716	-	-	-	-	963	-	-	963
Issuance of restricted stock	12,200	-	-	-	(494)	494	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	308	-	-	-	308
Compensation expense related to stock options, net of tax	-	-	-	-	-	728	-	-	728
Other comprehensive income (loss)	-	-	-	-	-	-	1,163	-	1,163

September 30, 2020	7,737,594	$77	-	$-	$(989)	$108,337	$865	$110,459	$218,749
December 31, 2020	7,772,748	78	-	-	(698)	108,831	1,023	119,060	228,294
Net income	-	-	-	-	-	-	-	34,706	34,706
Proceeds from exercise of stock options	117,383	1	-	-	-	2,695	-	-	2,696
Issuance of restricted stock	23,250	-	-	-	(1,120)	1,120	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	349	-	-	-	349
Compensation expense related to stock options, net of tax	-	-	-	-	-	855	-	-	855
Other comprehensive income (loss)	-	-	-	-	-	-	(1,271)	-	(1,271)

September 30, 2021	7,913,381	$79	-	$-	$(1,469)	$113,501	$(248)	$153,766	$265,629

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
(dollars in thousands)	2021	2020
Operating activities
Net income	$34,706	9,727
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Provision for (reversal of) loan losses	(8,200)	27,300
Depreciation and other amortization	1,621	1,569
Accretion and amortization of securities discounts and premium, net	713	497
Loss on sale of real estate owned	376	513
Gain on sale of fixed assets	(10)	-
Net change in operating leases	266	157
Compensation expense related to stock options and restricted stock grants	1,204	1,036
Gain on sale of loans held for sale	(11,187)	(14,377)
Loans originated and held for sale	(406,451)	(412,069)
Proceeds from sale of loans held for sale	446,254	389,669
Increase in cash surrender value of bank owned life insurance	(919)	(810)
Increase in deferred tax asset	(6,736)	(2,545)
Decrease (increase) in other assets	2,698	(7,345)
Increase (decrease) in other liabilities	(4,531)	3,419
Net cash provided by (used for) operating activities	49,804	(3,259)
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(246,421)	(138,935)
Purchase of property and equipment	(16,620)	(3,696)
Purchase of investment securities:
Available for sale	(37,908)	(36,609)
Other investments	(1,000)	(1,275)
Payments and maturities, calls and repayments of investment securities:
Available for sale	16,514	17,290
Other investments	1,812	5,634
Purchase of bank owned life insurance	(7,500)	-
Proceeds from sale of fixed assets	50	-
Proceeds from sale of other real estate owned	1,159	-
Net cash used for investing activities	(289,914)	(157,591)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	290,260	304,932
Decrease in Federal Home Loan Bank advances and other borrowings, net	(25,000)	(109,946)
Proceeds from the exercise of stock options	2,696	963
Net cash provided by financing activities	267,956	195,949
Net increase in cash and cash equivalents	27,846	35,099
Cash and cash equivalents at beginning of the period	100,687	127,816
Cash and cash equivalents at end of the period	$128,533	162,915
Supplemental information
Cash paid for
Interest	$5,404	14,031
Income taxes	18,357	2,544
Schedule of non-cash transactions
Foreclosure of other real estate	367	-
Unrealized gain (loss) on securities, net of income taxes	(1,271)	1,163
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,803	2,115

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2021. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

Risks and Uncertainties

The unprecedented and rapid spread of COVID-19 and its variants and the associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets, and has had an adverse effect on the Company’s business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations is currently uncertain and the timing and pace of recovery will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector initiatives, the effect of the continued rollout of vaccinations for the virus, whether such vaccinations will be effective against any resurgence of the virus, including any new strain of the virus, the ability for clients and businesses to return to, and remain in, their pre-pandemic routines, and the associated impacts on the economy, financial markets and our clients, employees and vendors.

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

In addition, due to the COVID-19 pandemic, market interest rates declined significantly with the 10-year Treasury bond falling to a low of 0.52% in early August 2020 but increasing significantly since that time to near 1.50% at September 30, 2021. On March 3, 2020, the Federal Reserve reduced the target federal funds rate by 50 basis points, followed by an additional reduction of 100 basis points on March 16, 2020, making the target federal funds rate range 0% to 0.25%, and this low target rate was still in effect as of September 30, 2021. These reductions in interest rates and other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on Company’s business, financial condition and results of operations. For instance, the pandemic has had negative effects on the Bank’s interest income, provision for loan losses, and certain transaction-based line items of noninterest income. Other financial impacts could occur though such potential impact is unknown at this time.

As of September 30, 2021, the Company's and the Bank's capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

The Company maintains access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the subsidiary bank. As of September 30, 2021, the $15.0 million line was unused.

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

Newly Issued, But Not Yet Effective Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. ASU 2016-13 was originally effective for all annual and interim periods beginning after December 31, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. In November 2019, the FASB issued guidance that addresses issues raised by stakeholders during the implementation of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendments affect a variety of Topics in the Accounting Standards Codification. For public business entities that meet the definition of a smaller reporting company, such as the Company, the amendments are effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. Early adoption is permitted in any interim period as long as the Company has adopted to amendments in ASU 2016-13. Currently, the Company is evaluating the impact of adoption on its financial statements and is considering early adoption of the ASU as of January 1, 2022. Adoption will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company has established a team of individuals from credit, finance and risk management to evaluate the requirements of the new standard and the impact it will have on its processes.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	September 30, 2021
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US treasuries	$999	1	-	1,000
US government agencies	14,503	2	228	14,277
SBA securities	435	10	-	445
State and political subdivisions	22,418	515	226	22,707
Asset-backed securities	10,526	56	13	10,569
Mortgage-backed securities
FHLMC	20,678	141	386	20,433
FNMA	39,479	325	452	39,352
GNMA	5,078	11	70	5,019
Total mortgage-backed securities	65,235	477	908	64,804
Total investment securities available for sale	$114,116	1,061	1,375	113,802

	December 31, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
US government agencies	$6,500	1	8	6,493
SBA securities	504	-	19	485
State and political subdivisions	18,614	804	30	19,388
Asset-backed securities	11,587	15	73	11,529
Mortgage-backed securities
FHLMC	12,157	206	47	12,316
FNMA	35,893	507	91	36,309
GNMA	8,179	53	23	8,209
Total mortgage-backed securities	56,229	766	161	56,834
Total	$93,434	1,586	291	94,729

Contractual maturities and yields on the Company’s investment securities at September 30, 2021 and December 31, 2020 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2021
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US treasuries	$-	-	-	-	1,000	1.27%	-	-	1,000	1.27%
US government agencies	-	-	2,498	0.36%	8,847	1.31%	2,932	1.79%	14,277	1.24%
SBA securities	-	-	-	-	-	-	445	1.00%	445	1.00%
State and political subdivisions	-	-	471	2.13%	3,476	1.60%	18,760	2.17%	22,707	2.08%
Asset-backed securities	-	-	-	-	1,710	1.52%	8,859	0.95%	10,569	1.04%
Mortgage-backed securities	-	-	1,321	1.85%	10,065	1.46%	53,418	1.37%	64,804	1.40%
Total	$-	-	4,290	1.01%	25,098	1.42%	84,414	1.52%	113,802	1.48%

	December 31, 2020
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
US government agencies	$-	-	2,501	0.37%	2,995	1.07%	997	1.48%	6,493	0.86%
SBA securities	-	-	-	-	-	-	485	0.98%	485	0.98%
State and political subdivisions	-	-	470	2.13%	3,053	1.98%	15,865	2.23%	19,388	2.18%
Asset-backed securities	-	-	-	-	1,983	1.17%	9,546	1.00%	11,529	1.03%
Mortgage-backed securities	-	-	2,044	1.77%	9,544	1.74%	45,246	1.36%	56,834	1.44%
Total	$-	-	5,015	1.10%	17,575	1.60%	72,139	1.50%	94,729	1.50%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at September 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2021
	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	9	$11,846	$157	2	$1,929	$71	11	$13,775	$228
State and political subdivisions	9	7,280	168	5	2,565	58	14	9,845	226
Asset-backed securities	-	-	-	2	1,794	13	2	1,794	13
Mortgage-backed securities	25	34,823	664	9	11,296	244	34	46,119	908
Total	43	$53,949	$989	18	$17,584	$386	61	$71,533	$1,375

	December 31, 2020
	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
Available for sale
US government agencies	3	$2,992	$8	-	$-	$-	3	$2,992	$8
SBA securities	-	-	-	1	484	19	1	484	19
State and political subdivisions	8	4,861	30	-	-	-	8	4,861	30
Asset-backed securities	-	-	-	6	6,998	73	6	6,998	73
Mortgage-backed securities	15	20,810	136	3	1,984	25	18	22,794	161
Total	26	$28,663	$174	10	$9,466	$117	36	$38,129	$291

At September 30, 2021 the Company had 43 individual investments with a fair market value of $53.9 million that were in an unrealized loss position for less than 12 months and 18 individual investments with a fair market value of $17.6 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities are not other-than-temporarily impaired. The Company also considers other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions.

As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, the Company has concluded that these securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	September 30, 2021	December 31, 2020
Federal Home Loan Bank stock	$1,241	3,103
Other investments	1,176	129
Investment in Trust Preferred securities	403	403
Total other investments	$2,820	3,635

The Company has evaluated the Federal Home Loan Bank (“FHLB”) stock for impairment and determined that the investment in the FHLB stock is not other than temporarily impaired as of September 30, 2021 and that ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At September 30, 2021, mortgage loans held for sale totaled $31.6 million compared to $60.3 million at December 31, 2020.

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

NOTE 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $4.6 million as of September 30, 2021 and $3.9 million as of December 31, 2020.

	September 30, 2021		December 31, 2020
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$470,614	19.7%	$433,320	20.2%
Non-owner occupied RE	628,521	26.3%	585,269	27.3%
Construction	87,892	3.7%	61,467	2.9%
Business	307,969	12.9%	307,599	14.4%
Total commercial loans	1,494,996	62.6%	1,387,655	64.8%
Consumer
Real estate	648,276	27.1%	536,311	25.0%
Home equity	155,049	6.5%	156,957	7.3%
Construction	57,419	2.4%	40,525	1.9%
Other	33,307	1.4%	21,419	1.0%
Total consumer loans	894,051	37.4%	755,212	35.2%
Total gross loans, net of deferred fees	2,389,047	100.0%	2,142,867	100.0%
Less—allowance for loan losses	(36,075)		(44,149)
Total loans, net	$2,352,972		$2,098,718

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

	September 30, 2021
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$17,069	121,176	332,369	470,614
Non-owner occupied RE	32,463	315,742	280,316	628,521
Construction	11,666	22,095	54,131	87,892
Business	61,534	145,862	100,573	307,969
Total commercial loans	122,732	604,875	767,389	1,494,996
Consumer
Real estate	14,126	46,753	587,397	648,276
Home equity	3,099	22,683	129,267	155,049
Construction	703	1,831	54,885	57,419
Other	8,180	21,292	3,835	33,307
Total consumer loans	26,108	92,559	775,384	894,051
Total gross loans, net of deferred fees	$148,840	697,434	1,542,773	2,389,047
Loans maturing after one year with:
Fixed interest rates				$1,883,823
Floating interest rates				356,384

	December 31, 2020
		After one
	One year	but within	After five
(dollars in thousands)	or less	five years	years	Total
Commercial
Owner occupied RE	$22,232	136,031	275,057	433,320
Non-owner occupied RE	39,359	335,249	210,661	585,269
Construction	21,824	15,785	23,858	61,467
Business	76,662	140,959	89,978	307,599
Total commercial loans	160,077	628,024	599,554	1,387,655
Consumer
Real estate	14,205	54,863	467,243	536,311
Home equity	4,824	23,835	128,298	156,957
Construction	1,629	1,234	37,662	40,525
Other	6,438	11,413	3,568	21,419
Total consumer	27,096	91,345	636,771	755,212
Total gross loan, net of deferred fees	$187,173	719,369	1,236,325	2,142,867
Loans maturing after one year with:
Fixed interest rates				$1,590,171
Floating interest rates				365,523

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

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status as well as accruing TDRs.

	September 30, 2021
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$470,351	621,383	87,892	305,804	1,485,430
30-59 days past due	263	-	-	696	959
60-89 days past due	-	7,138	-	1,469	8,607
Greater than 90 Days	-	-	-	-	-
	$470,614	628,521	87,892	307,969	1,494,996

	December 31, 2020
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$432,711	584,565	61,467	307,261	1,386,004
30-59 days past due	403	282	-	35	720
60-89 days past due	-	-	-	266	266
Greater than 90 Days	206	422	-	37	665
	$433,320	585,269	61,467	307,599	1,387,655

As of September 30, 2021 and December 31, 2020, loans 30 days or more past due represented 0.49% and 0.17% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.40% and 0.08% of the Company’s total loan portfolio as of September 30, 2021 and December 31, 2020, respectively.

The tables below provide a breakdown of outstanding commercial loans by risk category.

	September 30, 2021
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$469,715	544,427	87,892	301,291	1,403,325
Special mention	333	48,540	-	2,651	51,524
Substandard	566	35,554	-	4,027	40,147
Doubtful	-	-	-	-	-
	$470,614	628,521	87,892	307,969	1,494,996

	December 31, 2020
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$430,291	576,095	61,328	301,838	1,369,552
Special mention	624	587	-	1,703	2,914
Substandard	2,405	8,587	139	4,058	15,189
Doubtful	-	-	-	-	-
	$433,320	585,269	61,467	307,599	1,387,655

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

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status as well as accruing TDRs.

	September 30, 2021
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$647,722	153,505	57,419	33,301	891,947
30-59 days past due	-	1,510	-	-	1,510
60-89 days past due	-	34	-	6	40
Greater than 90 Days	554	-	-	-	554
	$648,276	155,049	57,419	33,307	894,051

	December 31, 2020
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	$534,648	156,657	40,525	21,419	753,249
30-59 days past due	-	-	-	-	-
60-89 days past due	332	-	-	-	332
Greater than 90 Days	1,331	300	-	-	1,631
	$536,311	156,957	40,525	21,419	755,212

Consumer loans 30 days or more past due were 0.09% of total loans as of both September 30, 2021 and December 31, 2020.

The tables below provide a breakdown of outstanding consumer loans by risk category.

	September 30, 2021
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$640,595	149,136	57,419	33,120	880,270
Special mention	3,326	3,162	-	137	6,625
Substandard	4,355	2,751	-	50	7,156
Doubtful	-	-	-	-	-
	$648,276	155,049	57,419	33,307	894,051

	December 31, 2020
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$530,515	152,154	40,525	21,290	744,484
Special mention	1,968	1,005	-	91	3,064
Substandard	3,828	3,798	-	38	7,664
Doubtful	-	-	-	-	-
	$536,311	156,957	40,525	21,419	755,212

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

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	September 30, 2021	December 31, 2020
Commercial
Owner occupied RE	$-	-
Non-owner occupied RE	7,400	1,143
Construction	-	139
Business	1,469	195
Consumer
Real estate	1,461	2,536
Home equity	818	547
Construction	-	-
Other	-	-
Nonaccruing troubled debt restructurings	2,730	3,509
Total nonaccrual loans, including nonaccruing TDRs	13,878	8,069
Other real estate owned	-	1,169
Total nonperforming assets	$13,878	9,238
Nonperforming assets as a percentage of:
Total assets	0.50%	0.37%
Gross loans	0.58%	0.43%
Total loans over 90 days past due	$554	2,296
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	4,044	4,893

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

		September 30, 2021
		Recorded investment
			Impaired loans	Impaired loans
	Unpaid		with no related	with related	Related
	Principal	Impaired	allowance for	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses	loan losses
Commercial
Owner occupied RE	$1,269	1,269	1,269	-	-
Non-owner occupied RE	9,283	8,238	7,400	838	167
Construction	-	-	-	-	-
Business	3,333	3,303	1,469	1,834	788
Total commercial	13,885	12,810	10,138	2,672	955
Consumer
Real estate	3,035	2,936	2,109	828	139
Home equity	2,190	2,049	1,992	56	56
Construction	-	-	-	-	-
Other	126	126	-	126	15
Total consumer	5,351	5,111	4,101	1,010	210
Total	$19,236	17,921	14,239	3,682	1,165

		December 31, 2020
		Recorded investment
			Impaired loans	Impaired loans
	Unpaid		with no related	with related	Related
	Principal	Impaired	allowance for	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses	loan losses
Commercial
Owner occupied RE	$1,753	1,649	1,497	152	76
Non-owner occupied RE	3,212	2,188	705	1,483	366
Construction	141	139	139	-	-
Business	2,892	2,449	279	2,170	897
Total commercial	7,998	6,425	2,620	3,805	1,339
Consumer
Real estate	4,362	4,031	3,108	923	190
Home equity	2,498	2,371	2,096	275	163
Construction	-	-	-	-	-
Other	135	135	-	135	17
Total consumer	6,995	6,537	5,204	1,333	370
Total	$14,993	12,962	7,824	5,138	1,709

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended September 30, 2021		Three months ended September 30, 2020
	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income
Commercial
Owner occupied RE	$1,269	17	2,985	40
Non-owner occupied RE	5,125	227	3,880	63
Construction	-	-	72	2
Business	2,665	61	2,506	51
Total commercial	9,059	305	9,443	156
Consumer
Real estate	3,609	-	3,063	58
Home equity	1,859	30	2,540	22
Construction	-	-	-	-
Other	127	1	139	1
Total consumer	5,595	31	5,742	81
Total	$14,654	336	15,185	237

	Nine months ended		Nine months ended		Year ended
	September 30, 2021		September 31, 2020		December 31, 2020
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$1,419	49	2,617	73	2,423	88
Non-owner occupied RE	3,643	321	4,724	165	4,217	221
Construction	69	-	36	2	56	6
Business	2,497	115	2,270	98	2,306	243
Total commercial	7,628	485	9,647	338	9,002	558
Consumer
Real estate	3,911	102	3,207	98	3,372	170
Home equity	1,944	64	2,067	39	2,128	5
Construction	-	-	-	-	-	-
Other	130	3	143	3	141	79
Total consumer	5,985	169	5,417	140	5,641	254
Total	$13,613	654	15,064	478	14,643	812

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

The following table summarizes the activity related to the allowance for loan losses by commercial and consumer portfolio segments:

	Three months ended September 30, 2021
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	Equity	Construction	Other	Total
Balance, beginning of period	$7,099	13,223	951	6,722	10,028	2,562	753	574	41,912
Provision for loan losses	(1,159)	(1,558)	149	(1,246)	(1,469)	(598)	(28)	(91)	(6,000)
Loan charge-offs	-	(159)	-	(84)	-	-	-	-	(243)
Loan recoveries	-	129	-	58	18	193	-	8	406
Net loan recoveries (charge-offs)	-	(30)	-	(26)	18	193	-	8	163
Balance, end of period	$5,940	11,635	1,100	5,450	8,577	2,157	725	491	36,075
Net charge-offs (recoveries) to average loans (annualized)									(0.03%)
Allowance for loan losses to gross loans									1.51%
Allowance for loan losses to nonperforming loans									259.95%

	Three months ended September 30, 2020
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	Equity	Construction	Other	Total
Balance, beginning of period	$5,800	8,791	977	5,841	6,538	2,641	615	399	31,602
Provision for loan losses	2,105	2,461	217	2,274	2,936	850	87	170	11,100
Loan charge-offs	-	(375)	-	(564)	-	(100)	-	(25)	(1,064)
Loan recoveries	-	554	-	14	2	-	-	11	581
Net loan recoveries (charge-offs)	-	179	-	(550)	2	(100)	-	(14)	(483)
Balance, end of period	$7,905	11,431	1,194	7,565	9,476	3,391	702	555	42,219
Net charge-offs to average loans (annualized)									0.09%
Allowance for loan losses to gross loans									2.03%
Allowance for loan losses to nonperforming loans									482.43%

	Nine months ended September 30, 2021
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	Equity	Construction	Other	Total
Balance, beginning of period	$8,145	12,049	1,154	7,845	10,453	3,249	747	507	44,149
Provision for loan losses	(2,299)	(509)	(54)	(2,256)	(1,894)	(1,149)	(22)	(17)	(8,200)
Loan charge-offs	-	(158)	-	(353)	-	(139)	-	(8)	(658)
Loan recoveries	94	253	-	214	18	196	-	9	784
Net loan recoveries (charge-offs)	94	95	-	(139)	18	57	-	1	126
Balance, end of period	$5,940	11,635	1,100	5,450	8,577	2,157	725	491	36,075
Net charge-offs (recoveries) to average loans (annualized)									(0.01%)

	Nine months ended September 30, 2020
	Commercial				Consumer
	Owner	Non-owner
	occupied	occupied			Real	Home
(dollars in thousands)	RE	RE	Construction	Business	Estate	Equity	Construction	Other	Total
Balance, beginning of period	$2,835	4,304	541	3,692	3,278	1,447	268	277	16,642
Provision for loan losses	5,070	8,081	653	4,562	6,187	1,976	434	337	27,300
Loan charge-offs	-	(1,508)	-	(735)	-	(100)	-	(70)	(2,413)
Loan recoveries	-	554	-	46	11	68	-	11	690
Net loan recoveries (charge-offs)	-	(954)	-	(689)	11	(32)	-	(59)	(1,723)
Balance, end of period	$7,905	11,431	1,194	7,565	9,476	3,391	702	555	42,219
Net charge-offs to average loans (annualized)									0.11%

The following table disaggregates the allowance for loan losses and recorded investment in loans by impairment methodology.

	September 30, 2021
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$955	210	1,165	12,810	5,111	17,921
Collectively evaluated	23,170	11,740	34,910	1,482,186	888,940	2,371,126
Total	$24,125	11,950	36,075	1,494,996	894,051	2,389,047

	December 31, 2020
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,339	370	1,709	6,425	6,537	12,962
Collectively evaluated	27,826	14,614	42,440	1,381,230	748,675	2,129,905
Total	$29,165	14,984	44,149	1,387,655	755,212	2,142,867

NOTE 5 – Troubled Debt Restructurings

At September 30, 2021, the Company had 13 loans totaling $6.8 million compared to 20 loans totaling $8.4 million at December 31, 2020, which were considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of the workout plan for individual loan relationships, the Company may restructure loan terms to assist borrowers facing financial challenges in the current economic environment.

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

The following table summarizes the concession at the time of modification and the recorded investment in the Company’s TDRs before and after their modification for the nine months ended September 30, 2020. There were no new TDRs for the three months ended September 30, 2021, and new TDRs for the three months ended September 30, 2020 were immaterial. The total TDRs for the nine months ended September 30, 2021 were not material.

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

As of September 30, 2021 and 2020, there were no loans modified as a TDR for which there was a payment default (60 days past due) within 12 months of the restructuring date.

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

The following table summarizes the Company’s outstanding financial derivative instruments at September 30, 2021 and December 31, 2020.

	September 30, 2021
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$49,120	Other assets	$609
MBS forward sales commitments	34,500	Other liabilities	(169)
Total derivative financial instruments	$83,620		$440

	December 31, 2020
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$107,569	Other assets	$2,385
MBS forward sales commitments	75,500	Other liabilities	(501)
Total derivative financial instruments	$183,069		$1,884

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

	September 30, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
US treasuries	$-	1,000	-	1,000
US government agencies	-	14,277	-	14,277
SBA securities	-	445	-	445
State and political subdivisions	-	22,707	-	22,707
Asset-backed securities	-	10,569	-	10,569
Mortgage-backed securities	-	64,804	-	64,804
Mortgage loans held for sale	-	31,641	-	31,641
Mortgage loan interest rate lock commitments	-	609	-	609
Total assets measured at fair value on a recurring basis	$-	146,052	-	146,052

Liabilities
MBS forward sales commitments	$-	(169)	-	(169)
Total liabilities measured at fair value on a recurring basis	$-	(169)	-	(169)

	December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	6,493	-	6,493
SBA securities	-	485	-	485
State and political subdivisions	-	19,388	-	19,388
Asset-backed securities	-	11,529	-	11,529
Mortgage-backed securities	-	56,834	-	56,834
Mortgage loans held for sale	-	60,257	-	60,257
Mortgage loan interest rate lock commitments	-	2,385	-	2,385
Total assets measured at fair value on a recurring basis	$-	157,371	-	157,371

Liabilities
MBS forward sales commitments	$-	501	-	501
Total liabilities measured at fair value on a recurring basis	$-	501	-	501

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020.

	As of September 30, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	14,239	2,516	16,755
Other real estate owned	-	-	-	-
Total assets measured at fair value on a nonrecurring basis	$-	14,239	2,516	16,755

	As of December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	8,144	3,109	11,253
Other real estate owned	-	1,169	-	1,169
Total assets measured at fair value on a nonrecurring basis	$-	9,313	3,109	12,422

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

The estimated fair values of the Company’s financial instruments at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$2,820	2,820	-	-	2,820
Loans[1]	2,335,051	2,304,092	-	-	2,304,092
Financial Liabilities:
Deposits	2,433,018	2,249,961	-	2,249,961	-
Subordinated debentures	36,079	33,773	-	33,773	-

	December 31, 2020
	Carrying	Fair
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$3,635	3,635	-	-	3,635
Loans[1]	2,085,756	2,060,698	-	-	2,060,698
Financial Liabilities:
Deposits	2,142,758	2,008,317	-	2,008,317	-
FHLB and other borrowings	25,000	24,972	-	24,972	-
Subordinated debentures	35,998	30,371	-	30,371	-
[1]	Carrying amount is net of the allowance for loan losses and previously presented impaired loans.

NOTE 8 – Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”. As of September 30, 2021, we leased seven of our offices under various operating lease agreements. The lease agreements have maturity dates ranging from February 2022 to February 2032, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 7.54 years as of September 30, 2021.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered into. The weighted average discount rate for leases was 2.48% as of September 30, 2021.

The total operating lease costs were $711,000 and $616,000 for the three months ended September 30, 2021 and 2020, respectively, and $2.1 million and $1.8 million for the nine months ended September 30, 2021 and 2020, respectively. The right-of-use (ROU) asset, included in property and equipment, and lease liability, included in other liabilities, were $21.9 million and $23.0 million as of September 30, 2021, respectively, compared to $18.8 million and $19.5 million as of December 31, 2020, respectively. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.

Maturities of lease liabilities as of September 30, 2021 were as follows:

Operating
(dollars in thousands)	Leases
2021	$589
2022	1,974
2023	1,939
2024	1,990
2025	2,046
Thereafter	19,287
Total undiscounted lease payments	27,825
Discount effect of cash flows	4,847
Total lease liability	$22,978

NOTE 9 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2021 and 2020. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at September 30, 2021. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At September 30, 2021 and 2020, there were 159,029 and 337,998 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except share data)	2021	2020	2021	2020
Numerator:
Net income available to common shareholders	$14,017	2,217	34,706	9,727
Denominator:
Weighted-average common shares outstanding – basic	7,873,868	7,732,293	7,832,330	7,711,181
Common stock equivalents	127,160	82,972	133,735	109,164
Weighted-average common shares outstanding – diluted	8,001,028	7,815,265	7,966,065	7,820,345
Earnings per common share:
Basic	$1.78	0.29	4.43	1.26
Diluted	$1.75	0.28	4.36	1.24

NOTE 10 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The three segments include Commercial and Retail Banking, Mortgage Banking, and Corporate. The following schedule presents financial information for each reportable segment.

	Three months ended					Three months ended
	September 30, 2021					September 30, 2020
	Commercial					Commercial
	and Retail	Mortgage		Elimin-	Consol-	and Retail	Mortgage		Elimin-	Consol-
(dollars in thousands)	Banking	Banking	Corporate	ations	idated	Banking	Banking	Corporate	ation	idated
Interest income	$23,253	233	4	(4)	23,486	23,102	313	3	(3)	23,415
Interest expense	938	-	380	(4)	1,314	2,396	-	385	(3)	2,778
Net interest income (loss)	22,315	233	(376)	-	22,172	20,706	313	(382)	-	20,637
Provision for loan losses	(6,000)	-	-	-	(6,000)	11,100	-	-	-	11,100
Noninterest income	1,410	2,829	-	-	4,239	1,307	6,277	-	-	7,584
Noninterest expense	11,980	1,956	103	-	14,039	11,445	2,666	72	-	14,183
Net income (loss) before taxes	17,745	1,106	(479)	-	18,372	(532)	3,924	(454)	-	2,938
Income tax provision (benefit)	4,195	261	(101)	-	4,355	(128)	944	(95)	-	721
Net income (loss)	$13,550	845	(378)	-	14,017	(404)	2,980	(359)	-	2,217
Total assets	$2,750,703	33,047	302,254	(301,828)	2,784,176	2,411,966	66,915	254,721	(254,191)	2,479,411

	Nine months ended					Nine months ended
	September 30, 2021					September 30, 2020
	Commercial					Commercial
	and Retail	Mortgage		Elimin-	Consol-	and Retail	Mortgage		Elimin-	Consol-
(dollars in thousands)	Banking	Banking	Corporate	ations	idated	Banking	Banking	Corporate	ation	idated
Interest income	$68,053	978	12	(12)	69,031	70,480	791	13	(13)	71,271
Interest expense	3,025	-	1,143	(12)	4,156	11,452	-	1,325	(13)	12,764
Net interest income (loss)	65,028	978	(1,131)	-	64,875	59,028	791	(1,312)	-	58,507
Provision for loan losses	(8,200)	-	-	-	(8,200)	27,300	-	-	-	27,300
Noninterest income	4,319	9,445	-	-	13,764	5,987	14,721	-	-	20,708
Noninterest expense	34,384	7,086	225	-	41,695	32,134	6,841	223	-	39,198
Net income before taxes	43,163	3,337	(1,356)	-	45,144	5,581	8,671	(1,535)	-	12,717
Income tax provision (benefit)	10,023	700	(285)	-	10,438	1,491	1,821	(322)	-	2,990
Net income (loss)	$33,140	2,637	(1,071)	-	34,706	4,090	6,850	(1,213)	-	9,727
Total assets	$2,750,703	33,047	302,254	(301,828)	2,784,176	2,411,966	66,915	254,721	(254,191)	2,479,411

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

Item 2. MANAGEMENT’S DISCUSSION AND Analysis of Financial Condition and Results of Operations.

The following discussion reviews our results of operations for the three and nine month periods ended September 30, 2021 as compared to the three and nine month periods ended September 30, 2020 and assesses our financial condition as of September 30, 2021 as compared to December 31, 2020. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2020 included in our Annual Report on Form 10-K for that period. Results for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or any future period.

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

Cautionary Warning Regarding forward-looking statements

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operations, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to:

•	The continuing impact of COVID-19 and its variants on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act), and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
•	Restrictions or conditions imposed by our regulators on our operations;
•	Increases in competitive pressure in the banking and financial services industries;
•	Changes in access to funding or increased regulatory requirements with regard to funding;
•	Changes in deposit flows;
•	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
•	Credit losses due to loan concentration;
•	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	Our ability to successfully execute our business strategy;
•	Our ability to attract and retain key personnel;
•	The success and costs of our expansion into the Charlotte, North Carolina, Greensboro, North Carolina and Atlanta, Georgia markets and into potential new markets;
•	Changes in the interest rate environment which could reduce anticipated or actual margins;
•	Changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including as a result of the current presidential administration and Democratic control of Congress;
•	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;
•	Changes occurring in business conditions and inflation;
•	Increased cybersecurity risk, including potential business disruptions or financial losses;
•	Changes in technology;
•	The adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
•	Changes in monetary and tax policies;
•	The rate of delinquencies and amounts of loans charged-off;
•	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;
•	Adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	Changes in accounting policies and practices;
•	Risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
•	Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed;
•	The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs; and
•	Other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, in Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q, and in our other filings with the SEC.

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

At September 30, 2021, we had total assets of $2.78 billion, a 12.1% increase from total assets of $2.48 billion at December 31, 2020. The largest components of our total assets are loans which were $2.39 billion and $2.14 billion at September 30, 2021 and December 31, 2020, respectively. Our liabilities and shareholders’ equity at September 30, 2021 totaled $2.52 billion and $265.6 million, respectively, compared to liabilities of $2.25 billion and shareholders’ equity of $228.3 million at December 31, 2020. The principal component of our liabilities is deposits which were $2.43 billion and $2.14 billion at September 30, 2021 and December 31, 2020, respectively.

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

Our net income to common shareholders was $14.0 million and $2.2 million for the three months ended September 30, 2021 and 2020, respectively. Diluted earnings per share (“EPS”) was $1.75 for the third quarter of 2021 as compared to $0.28 for the same period in 2020. The increase in net income resulted primarily from a $17.1 million decrease in loan loss provision recorded in the third quarter of 2021 compared to the same period in 2020 and a $1.5 million increase in net interest income, partially offset by a $3.3 million decrease in noninterest income.

Our net income to common shareholders was $34.7 million and $9.7 million for the nine months ended September 30, 2021 and 2020, respectively. Diluted EPS was $4.36 for the nine months ended September 30, 2021 as compared to $1.24 for the same period in 2020. The increase in net income resulted primarily from a $35.5 million decrease in loan loss provision recorded in the first nine months of 2021 compared to the same period in 2020 and a $6.4 million increase in net interest income, partially offset by a $6.9 million decrease in noninterest income and a $2.5 million increase in noninterest expense.

Our mortgage banking segment reported pre-tax income of $1.1 million and $3.3 million for the three- and nine- month periods ended September 30, 2021, compared to $3.9 million and $8.7 million for the three- and nine- month periods ended September 30, 2020. Noninterest income, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $2.8 million for the third quarter of 2021 as compared to $6.3 million for the third quarter of 2020. In addition, noninterest income for the first nine months of 2021 was $9.4 million as compared to $14.7 million for the first nine months of 2020. The $3.4 million and $5.3 million decreases during the 2021 periods were driven by a decline in sales activity combined with a decrease in the fair value of derivatives associated with mortgage loan commitments. Noninterest expense consists mainly of salaries, commissions and benefits of mortgage employees, professional fees and outside services and data processing costs. Noninterest expense was $2.0 million and $7.1 million for the third quarter and first nine months of 2021, respectively, as compared to $2.7 million and $6.8 million for the third quarter and first nine months of 2020, respectively. The $709,000 decrease during the third quarter of 2021 was driven by a decrease in salaries and benefits expense primarily related to commissions paid on sales activity. The $245,000 increase during the first nine months of 2021 relates primarily to an increase in salaries and benefits expense driven by an increase in fixed salaries and other benefits costs combined with an increase in professional fees.

recent events – covid-19 pandemic

The COVID-19 pandemic has had significant impact on our business, industry and clients. Twelve months ago, unemployment rates were at historical highs, our bank lobbies were closed to guests, and the majority of our team was working remotely. As of September 30, 2021, normalcy has begun to return as unemployment rates have continued to decrease to near pre-COVID levels, our bank lobbies have re-opened, and our team members have returned to the office. Our digital technology channels are also stronger and better utilized as a result of the pandemic.

Beginning in March 2020, we began granting loan modifications or deferrals to certain borrowers affected by the pandemic on a short-term basis of three to six months. As of September 30, 2021, all of these loans are under a normal payment structure.

We continue to monitor credit risk and our exposure to increased loan losses resulting from the impact of COVID-19 on our commercial clients. In doing so, we believe that the hospitality and tourism industry is still at risk for credit loss due to reduced business and recreational travel in our regions.

Hotel portfolio as of September 30, 2021:

•	22 loans totaled $115.8 million
•	0 loans remain under a deferral arrangement
•	0% of hotel loans were 30 days or more past due
•	0% of hotel loans were on nonaccrual
•	Four hotel loans totaling $48.4 million were downgraded to special mention during the first quarter of 2021
•	Seven hotel loans totaling $26.1 million were downgraded to substandard during the first quarter of 2021

As of September 30, 2021 our classified asset ratio (defined as classified assets divided by the sum of tier one capital plus the allowance for loan losses) was 14.90% compared to 8.18% at December 31, 2020 and 7.00% at September 30, 2020. The increase from the prior periods was driven by the $26.2 million of hotel loans we downgraded to substandard during the first quarter of 2021. We will continue to closely monitor these loans as we believe they currently represent our most at-risk clients.

As of September 30, 2021, all of our capital ratios, and the Bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our regulatory capital ratios could be adversely impacted by further credit losses. We maintain access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the Bank.

results of operations

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $22.2 million for the third quarter of 2021, a 7.4% increase over net interest income of $20.6 million for the third quarter of the prior year, resulting primarily from lower deposit costs and growth in interest-earning assets, partially offset by lower yields on our interest-earning assets. In addition, our net interest margin, on a tax-equivalent basis (TE), was 3.38% for the third quarter of 2021 compared to 3.52% for the same period in 2020.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three- and nine- month periods ended September 30, 2021 and 2020. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

The following tables entitled “Average Balances, Income and Expenses, Yield and Rates” sets forth information related to our average balance sheets, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had no securities purchased with agreements to resell. All investments owned have an original maturity of over one year. Nonaccrual loans are included in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended September 30,
	2021			2020
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$ 145,899	$ 68	0.18%	$ 162,092	$ 63	0.15%
Investment securities, taxable	93,428	301	1.28%	77,365	261	1.34%
Investment securities, nontaxable(2)	10,974	70	2.54%	7,136	64	3.55%
Loans(3)	2,351,467	23,063	3.89%	2,088,746	23,042	4.39%
Total interest-earning assets	2,601,768	23,502	3.58%	2,335,339	23,430	3.99%
Noninterest-earning assets	132,929			104,065
Total assets	$2,734,697			$2,439,404
Interest-bearing liabilities
NOW accounts	$ 316,775	48	0.06%	$ 264,786	50	0.08%
Savings & money market	1,209,991	651	0.21%	1,021,850	1,176	0.46%
Time deposits	161,300	235	0.58%	296,186	1,167	1.57%
Total interest-bearing deposits	1,688,066	934	0.22%	1,582,822	2,393	0.60%
Subordinated debentures	36,062	380	4.18%	35,954	385	4.26%
Total interest-bearing liabilities	1,724,128	1,314	0.30%	1,618,776	2,778	0.68%
Noninterest-bearing liabilities	753,901			601,896
Shareholders’ equity	256,668			218,732
Total liabilities and shareholders’ equity	$2,734,697			$2,439,404
Net interest spread			3.28%			3.31%
Net interest income (tax equivalent) / margin		$22,188	3.38%		$20,652	3.52%
Less: tax-equivalent adjustment(2)		(16)			15
Net interest income		$22,172			$20,637

(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin (TE) decreased 14 basis points to 3.38% during the third quarter of 2021, compared to the third quarter of 2020, primarily due to a reduction in yield on our interest-earning assets, partially offset by the decreased cost of our interest-bearing liabilities. Our average interest-earning assets grew by $266.4 million during the third quarter of 2021, while the average yield on these assets decreased by 41 basis points to 3.58% during the same period. In addition, our average interest-bearing liabilities grew by $105.4 million during the third quarter of 2021, while the rate on these liabilities decreased 38 basis points to 0.30%.

The increase in average interest-earning assets for the third quarter of 2021 related primarily to an increase of $262.7 million in our average loan balances, combined with a $19.9 million increase in investment securities, partially offset by a $16.2 million decrease in federal funds sold and interest-bearing deposits with banks. The decrease in yield on our interest earning assets was driven by a 50 basis point decrease in loan yield as our loan portfolio continues to show the impact of the Federal Reserve’s aggregate 225 basis point interest rate reduction since August 2019. These rate reductions resulted in the decreased loan yield, a decrease in yield on our federal funds sold and interest bearing-deposits with banks and a decrease in yield on our investment securities.

The increase in our average interest-bearing liabilities during the third quarter of 2021 resulted primarily from a $105.2 million increase in our interest-bearing deposits, while the 38 basis point decrease in rate on our interest-bearing liabilities resulted primarily from a 38 basis point decrease in deposit rates.

Our net interest spread was 3.28% for the third quarter of 2021 compared to 3.31% for the same period in 2020. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The decrease in both the yield on our interest-earning assets and the rate on our interest-bearing liabilities resulted in a three basis point decrease in our net interest spread for the 2021 period. We anticipate continued pressure on our net interest spread and net interest margin in future periods as our loan yield continues to decline due to new and renewed loans pricing at rates lower than our current portfolio rate.

Average Balances, Income and Expenses, Yields and Rates

			For the Nine Months Ended September 30,
	2021			2020
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$ 118,417	$ 167	0.19%	$ 102,951	$ 218	0.28%
Investment securities, taxable	87,981	759	1.15%	69,966	979	1.87%
Investment securities, nontaxable(2)	11,197	217	2.59%	6,854	144	2.81%
Loans(3)	2,267,611	67,938	4.01%	2,081,034	69,963	4.49%
Total interest-earning assets	2,485,206	69,081	3.72%	2,260,805	71,304	4.21%
Noninterest-earning assets	117,679			107,472
Total assets	$2,602,885			$2,368,277
Interest-bearing liabilities
NOW accounts	$ 298,785	141	0.06%	$ 248,373	309	0.17%
Savings & money market	1,142,409	1,817	0.21%	984,794	6,614	0.90%
Time deposits	183,239	1,051	0.77%	314,288	4,272	1.82%
Total interest-bearing deposits	1,624,433	3,009	0.25%	1,547,455	11,195	0.97%
FHLB advances and other borrowings	941	4	0.57%	41,305	335	1.08%
Junior subordinated debentures	36,035	1,143	4.24%	35,927	1,234	4.59%
Total interest-bearing liabilities	1,661,409	4,156	0.33%	1,624,687	12,764	1.05%
Noninterest-bearing liabilities	697,533			529,200
Shareholders’ equity	243,943			214,390
Total liabilities and shareholders’ equity	$2,602,885			$2,368,277
Net interest spread			3.39%			3.16%
Net interest income (tax equivalent) / margin		$64,925	3.49%		$58,540	3.46%
Less: tax-equivalent adjustment(2)		(50)			33
Net interest income		$64,875			$58,507

(1)	Annualized for the nine month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

During the first nine months of 2021, our net interest margin (TE) improved by three basis points to 3.49%, compared to 3.46% for the first nine months of 2020, driven by the decrease in rate on our interest-bearing liabilities, partially offset by the lower yield on our interest-earning assets. Our average interest-earning assets grew by $224.4 million during the first nine months of 2021, with the average yield decreasing by 49 basis points. In addition, our average interest-bearing liabilities grew by $36.7 million during the 2021 period, while the rate on these liabilities decreased 72 basis points, resulting in the slight improvement in net interest margin.

The increase in average interest earning assets for the first nine months of 2021 related primarily to a $186.6 million increase in our average loan balances combined with a $22.4 million increase in our average investment securities. The decrease in yield on our interest-earning assets was driven by a 48 basis point decrease in our loan yield related to the interest rate reductions by the Federal Reserve.

In addition, our average interest-bearing liabilities increased by $36.7 million during the first nine months of 2021, driven by a $77.0 million increase in interest-bearing deposits, partially offset by a $40.4 million decrease in FHLB advances and other borrowings. The decrease in cost of our interest-bearing liabilities was driven by a 72 basis point decrease on our interest-bearing deposits.

Our net interest spread was 3.39% for the first nine months of 2021 compared to 3.16% for the same period of 2020. The 23 basis point increase in our net interest spread was a result of the 72 basis point decrease in cost on our interest-bearing liabilities, partially offset by the 49 basis point decrease in yield on our interest-earning assets.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following two tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	September 30, 2021 vs. 2020				September 30, 2020 vs. 2019
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$ 2,898	(2,556)	(321)	21	$ 3,078	(2,514)	(339)	225
Investment securities	73	(23)	(5)	45	(25)	(252)	11	(266)
Federal funds sold and interest-bearing deposits with banks	(6)	13	(2)	5	304	(620)	(284)	(600)
Total interest income	2,965	(2,566)	(328)	71	3,357	(3,386)	(612)	(641)
Interest expense
Deposits	276	(1,556)	(179)	(1,459)	893	(4,309)	(600)	(4,016)
FHLB advances and other borrowings	-	-	-	-	(218)	-	-	(218)
Subordinated debentures	1	(6)	-	(5)	245	(4)	(6)	235
Total interest expense	277	(1,562)	(179)	(1,464)	920	(4,313)	(606)	(3,999)
Net interest income	$ 2,688	(1,004)	(149)	1,535	$ 2,437	927	(6)	3,358

Net interest income, the largest component of our income, was $22.2 million for the third quarter of 2021 and $20.6 million for the third quarter of 2020, a $1.5 million, or 7.4%, increase. The increase during 2021 was driven by a $1.5 million decrease in interest expense primarily due to lower rates on our interest-bearing liabilities. In addition, interest income remained stable as the increase in loan volume offset the impact of a decrease in yield across all interest earning assets.

	Nine Months Ended
	September 30, 2021 vs. 2020				September 30, 2020 vs. 2019
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$ 4,994	(6,565)	(454)	(2,025)	$ 11,246	(6,067)	(1,020)	4,159
Investment securities	281	(354)	(91)	(164)	(100)	(505)	31	(574)
Federal funds sold and interest-bearing deposits with banks	3	(53)	(1)	(51)	565	(1,136)	(499)	(1,070)
Total interest income	5,278	(6,972)	(546)	(2,240)	11,711	(7,708)	(1,488)	2,515
Interest expense
Deposits	966	(8,425)	(727)	(8,186)	2,672	(8,212)	(1,224)	(6,764)
FHLB advances and other borrowings	(324)	(220)	212	(332)	360	(470)	(245)	(355)
Subordinated debentures	3	(93)	-	(90)	783	(8)	(12)	763
Total interest expense	645	(8,738)	(515)	(8,608)	3,815	(8,690)	(1,481)	(6,356)
Net interest income	$ 4,633	1,766	(31)	6,368	$ 7,896	982	(7)	8,871

Net interest income for the first nine months of 2021 was $64.9 million compared to $58.5 million for 2020, a $6.4 million, or 10.9%, increase. The increase in net interest income during 2021 was driven by an $8.6 million decrease in interest expense related to reduced rates on our deposit balances. In contrast, the decrease in interest income was driven by lower rates on our loan portfolio which was partially offset by growth in loan balances compared to the 2020 period.

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

For the three and nine months ended September 30, 2021, we recorded a reversal of provision for loan losses expense of $6.0 million and $8.2 million which resulted in an allowance for loan losses of $36.1 million, or 1.51% of gross loans. Comparatively, our provision for loan losses was $11.1 million and $27.3 million for the three and nine months ended September 30, 2020 which resulted in an allowance for loan losses of $42.2 million, or 2.03% of gross loans. The reversal of provision expense for the 2021 periods was driven by a reduction in qualitative adjustment factors related to the overall improvement in economic and business conditions such as unemployment and hotel occupancy rates as well as a reduction in the historical loss percentages of our various loan categories due to the low charge-off percentage during the year. In addition, we downgraded a significant portion of our hotel loan portfolio during the first quarter of 2021 as we believe the tourism and hospitality industry remains at risk of credit losses due to the pandemic, which partially offset the reduction in qualitative adjustments as an increased provision was required for these loans. Our nonperforming assets and loans 30 days or more past due increased during the third quarter of 2021 due to one client relationship which includes two commercial and one consumer real estate properties. We do not believe the increase in nonperforming and past due loans is systemic or indicative of the credit quality of our remaining portfolio.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Mortgage banking income	$ 2,829	6,277	9,445	14,721
Service fees on deposit accounts	199	211	557	670
ATM and debit card income	542	465	1,532	1,258
Income from bank owned life insurance	321	270	919	810
Net lender and referral fees on PPP loans	-	-	268	2,247
Other income	348	361	1,043	1,002
Total noninterest income	$ 4,239	7,584	13,764	20,708

Noninterest income decreased $3.3 million, or 44.1%, for the third quarter of 2021 as compared to the same period in 2020. The decrease in total noninterest income resulted primarily from the following:

•	Mortgage banking income decreased by $3.4 million, or 54.9%, driven by low inventory in the housing market, lower refinance volumes, and a decrease in margin on loan sales. We do not expect mortgage origination volume to continue at levels seen in the prior year which will reduce the amount of mortgage banking income recorded in future periods in comparison to prior periods.

Partially offsetting the above decrease was an increase in ATM and debit card income of $77,000, or 16.6%, due to an increase in debit card transactions. In addition, income from bank owned life insurance increased $51,000 as we purchased an additional $7.5 million in life insurance policies earlier in the year.

Noninterest income decreased $6.9 million, or 33.5%, during the first nine months of 2021 as compared to the same period of 2020. The decrease in total noninterest income resulted primarily from decreases in mortgage banking income, service fees on deposit accounts, and net lender and referral fees on PPP loans which declined $2.0 million as we originated and sold our PPP loans to a third party during the second quarter of 2020. Partially offsetting the above decreases was a $274,000 increase in ATM and debit card income.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Compensation and benefits	$ 7,468	6,666	20,974	19,450
Mortgage production costs	1,956	2,666	7,086	6,841
Occupancy	1,684	1,601	4,871	4,631
Real estate owned (income) expenses	(3)	673	385	673
Outside service and data processing costs	1,229	1,046	3,609	3,170
Insurance	244	377	807	995
Professional fees	561	395	1,479	1,270
Marketing	240	165	623	481
Other	660	594	1,861	1,687
Total noninterest expense	$14,039	14,183	41,695	39,198

Noninterest expense was $14.0 million for the third quarter of 2021, a $144,000, or 10.2%, decrease from noninterest expense of $14.2 million for the third quarter of 2020. The decrease in noninterest expenses was driven primarily by the following:

•	Mortgage production costs decreased by $710,000, or 26.7%, due primarily to less mortgage volume in the third quarter of 2021.
•	Real estate owned expenses decreased by $676,000, or 100.45%, due to a large write-down on one piece of property during the prior year.

Partially offsetting the above decreases were the following:

•	Compensation and benefits expense increased $801,000, or 12.0%, relating primarily to an increase in salaries and incentive compensation. We hired 24 new team members during the last 12 months, eight of which were hired in conjunction with the opening of our new Charlotte office.
•	Outside service and data processing costs increased $183,000, or 17.5%, primarily due to increased software licensing costs and ATM/debit card related expenses.
•	Professional fees increased $166,000, or 42.0%, driven by increases in director fees, legal fees, and other professional fees.
•	Other noninterest expense increased by $66,000, or 11.1%, driven by increased business meals and dues and subscriptions.

Noninterest expense was $41.7 million for the first nine months of 2021, a $2.5 million, or 6.4%, increase from the prior year. The increase in total noninterest expense resulted primarily from increases in compensation and benefits, mortgage production costs, occupancy, and outside service and data processing costs.

Our efficiency ratio was 53.2% for the third quarter of 2021 compared to 50.3% for the third quarter of 2020 and 53.0% for the first nine months of 2021 compared to 49.5% for the same period in 2020. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The higher ratio during the third quarter of 2021, compared to the third quarter of 2020, relates primarily to the decrease in mortgage banking income, while the higher ratio for the first nine months of 2021, compared to the same period of 2020, relates to the decrease in mortgage banking income, combined with the increase in noninterest expenses.

We incurred income tax expense of $4.4 million and $721,000 for the three months ended September 30, 2021 and 2020, respectively, and $10.4 million and $3.0 million for the nine months ended September 30, 2021 and 2020, respectively. Our effective tax rate was 23.1% and 23.5% for the nine months ended September 30, 2021 and 2020, respectively. The lower tax rate for the 2021 period relates to the favorable tax impact of certain equity compensation transactions.

Balance Sheet Review

Investment Securities

At September 30, 2021, the $116.6 million in our investment securities portfolio represented approximately 4.2% of our total assets. Our available for sale investment portfolio included U.S. treasury securities, U.S. government agency securities, SBA securities, state and political subdivisions, asset-backed securities and mortgage-backed securities with a fair value of $113.8 million and an amortized cost of $114.1 million, resulting in an unrealized loss of $314,000. At December 31, 2020, the $98.4 million in our investment securities portfolio represented approximately 4.0% of our total assets, including investment securities with a fair value of $94.7 million and an amortized cost of $93.4 million for an unrealized gain of $1.3 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans, excluding mortgage loans held for sale, for the nine months ended September 30, 2021 and 2020 were $2.23 billion and $2.08 billion, respectively. Before the allowance for loan losses, total loans outstanding at September 30, 2021 and December 31, 2020 were $2.35 billion and $2.04 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of September 30, 2021, our loan portfolio included $2.05 billion, or 85.7%, of real estate loans, compared to $1.81 billion, or 84.6%, at December 31, 2020. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. Home equity lines of credit totaled $155.0 million as of September 30, 2021, of which approximately 50% were in a first lien position, while the remaining balance was second liens. At December 31, 2020, our home equity lines of credit totaled $157.0 million, of which approximately 45% were in first lien positions, while the remaining balance was in second liens. The average home equity loan had a balance of approximately $81,000 and a loan to value of 60% as of September 30, 2021, compared to an average loan balance of $83,000 and a loan to value of approximately 62% as of December 31, 2020. Further, 1.0% and 0.2% of our total home equity lines of credit were over 30 days past due as of September 30, 2021 and December 31, 2020, respectively. The increase in the past due percentage is related primarily to one loan.

Following is a summary of our loan composition at September 30, 2021 and December 31, 2020. During the first nine months of 2021, our loan portfolio increased by $246.2 million, or 11.5%, with a 18.4% increase in consumer loans while commercial loans increased by 7.7% during the period. The majority of the increase was in loans secured by real estate. Our consumer real estate portfolio includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $447,000, a term of 21 years, and an average rate of 3.51% as of September 30, 2021, compared to a principal balance of $429,000, a term of 19 years, and an average rate of 3.82% as of December 31, 2020.

	September 30, 2021		December 31, 2020
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$ 470,614	19.7%	$ 433,320	20.2%
Non-owner occupied RE	628,521	26.3%	585,269	27.3%
Construction	87,892	3.7%	61,467	2.9%
Business	307,969	12.9%	307,599	14.4%
Total commercial loans	1,494,996	62.6%	1,387,655	64.8%
Consumer
Real estate	648,276	27.1%	536,311	25.0%
Home equity	155,049	6.5%	156,957	7.3%
Construction	57,419	2.4%	40,525	1.9%
Other	33,307	1.4%	21,419	1.0%
Total consumer loans	894,051	37.4%	755,212	35.2%
Total gross loans, net of deferred fees	2,389,047	100.0%	2,142,867	100.0%
Less—allowance for loan losses	(36,075)		(44,149)
Total loans, net	$ 2,352,972		$2,098,718

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of September 30, 2021 and December 31, 2020, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	September 30, 2021	December 31, 2020
Commercial	$ 8,869	1,477
Consumer	2,279	3,083
Nonaccruing troubled debt restructurings	2,730	3,509
Total nonaccrual loans	13,878	8,069
Other real estate owned	-	1,169
Total nonperforming assets	$ 13,878	9,238

At September 30, 2021, nonperforming assets were $13.9 million, or 0.50% of total assets and 0.58% of gross loans. Comparatively, nonperforming assets were $9.2 million, or 0.37% of total assets and 0.43% of gross loans at December 31, 2020. Nonaccrual loans increased $5.8 million during the first nine months of 2021 due primarily to $9.6 million in additions of loans on nonaccrual status, partially offset by $2.4 million of loans paid or charged off and $366,000 of loans moved to other real estate owned. The increase during the current period relates primarily to one client relationship which includes two commercial and one consumer real estate properties. On October 29, 2021 we sold the two commercial notes related to this relationship to a third-party at a discounted purchase price of $7.8 million which resulted in a combined charge-off of $812,000 on the two loans.

The amount of foregone interest income on the nonaccrual loans in the first nine months of 2021 was immaterial, while foregone interest income for the same period in 2020 was approximately $204,000. At September 30, 2021 and 2020, the allowance for loan losses represented 260.0% and 482.4% of the total amount of nonperforming loans, respectively. A significant portion, or approximately 95%, of nonperforming loans at September 30, 2021, was secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.

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

In addition, at September 30, 2021, 85.7% of our loans were collateralized by real estate and 95% of our impaired loans were secured by real estate. We utilize third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of September 30, 2021, we did not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At September 30, 2021, impaired loans totaled $17.9 million, for which $3.7 million of these loans had a reserve of approximately $1.2 million allocated in the allowance. During the first nine months of 2021, the average recorded investment in impaired loans was approximately $13.6 million. Comparatively, impaired loans totaled $13.0 million at December 31, 2020 for which $5.1 million of these loans had a reserve of approximately $1.7 million allocated in the allowance. During 2020, the average recorded investment in impaired loans was approximately $14.6 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of September 30, 2021, we determined that we had loans totaling $6.8 million that we considered TDRs compared to $8.4 million as of December 31, 2020. The decrease during the first nine months of 2021 was driven by eight client relationships with loans totaling $1.4 million that were paid off or removed from TDR status during the period.

Allowance for Loan Losses

The allowance for loan losses was $36.1 million and $42.2 million at September 30, 2021 and 2020, respectively, or 1.51% of outstanding loans at September 30, 2021 and 2.03% of outstanding loans at September 30, 2020. At December 31, 2020, our allowance for loan losses was $44.1 million, or 2.06% of outstanding loans.

During the nine months ended September 30, 2021, we charged-off $658,000 of loans and recorded $784,000 of recoveries on loans previously charged-off, for net recoveries of $126,000. Comparatively, we charged-off $2.4 million of loans and recorded $690,000 of recoveries on loans previously charged-off, resulting in net charge-offs of $1.7 million for the first nine months of 2020. The $8.1 million decrease in the allowance for loan losses during the first nine months of 2021 was driven by a reduction in qualitative adjustment factors related to the improvement in economic conditions at both the national and regional levels at September 30, 2021 and lower historical loss percentages applied to the various loan categories driven by fewer charge-offs. Partially offsetting these decreases were downgrades in our hotel loan portfolio as we believe the tourism and hospitality industry remains at risk of credit losses due to the pandemic.

Following is a summary of the activity in the allowance for loan losses.

	Nine months ended September 30,		Year ended
(dollars in thousands)	2021	2020	December 31, 2020
Balance, beginning of period	$ 44,149	16,642	16,642
Provision for (reversal of) loan losses	(8,200)	27,300	29,600
Loan charge-offs	(658)	(2,413)	(3,414)
Loan recoveries	784	690	1,321
Net loan (charge-offs) recoveries	126	(1,723)	(2,093)
Balance, end of period	$ 36,075	42,219	44,149

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

Our retail deposits represented $2.43 billion, or 100% of total deposits at September 30, 2021. At December 31, 2020, retail deposits represented $2.12 billion, or 99.0% of our total deposits, and brokered CDs were $22.0 million, representing 1.0% of our total deposits. Our loan-to-deposit ratio was 98% at September 30, 2021 and 100% at December 31, 2020.

The following is a detail of our deposit accounts:

	September 30,	December 31,
(dollars in thousands)	2021	2020
Non-interest bearing	$ 720,444	$ 576,610
Interest bearing:
NOW accounts	331,167	268,739
Money market accounts	1,188,666	1,042,745
Savings	34,018	27,254
Time, less than $100,000	28,469	36,454
Time and out-of-market deposits, $100,000 and over	130,254	190,956
Total deposits	$ 2,433,018	$2,142,758

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $2.37 billion and $2.01 billion at September 30, 2021, and December 31, 2020, respectively.

The following table shows the average balance amounts and the average rates paid on deposits.

	Nine months ended September 30,
	2021		2020
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$ 648,930	-%	$ 490,343	-%
Interest-bearing demand deposits	298,785	0.06%	248,373	0.17%
Money market accounts	1,110,579	0.22%	963,885	1.92%
Savings accounts	31,830	0.05%	20,909	0.05%
Time deposits less than $100,000	39,136	0.48%	42,649	1.49%
Time deposits greater than $100,000	144,103	0.87%	272,026	1.86%
Total deposits	$ 2,273,363	0.18%	$ 2,038,185	0.73%

During the first nine months of 2021, our average transaction account balances increased by $366.6 million, or 21.3%, from the prior year, while our average time deposit balances decreased by $131.4 million, or 41.87%.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at September 30, 2021 was as follows:

(dollars in thousands)	September 30, 2021
Three months or less	$ 38,735
Over three through six months	38,216
Over six through twelve months	26,026
Over twelve months	27,277
Total	$ 130,254

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at September 30, 2021 and December 31, 2020 were $86.5 million and $130.9 million, respectively.

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

At September 30, 2021 and December 31, 2020 cash and cash equivalents totaled $128.5 million and $100.7 million, respectively, or 4.6% and 4.1% of total assets, respectively. Our investment securities at September 30, 2021 and December 31, 2020 amounted to $116.6 million and $98.4 million, respectively, or 4.2% and 4.0% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain five federal funds purchased lines of credit with correspondent banks totaling $118.5 million for which there were no borrowings against the lines of credit at September 30, 2021.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at September 30, 2021 was $552.1 million, based primarily on the Bank’s qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at September 30, 2021 and December 31, 2020 we had $243.1 million and $206.2 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $15.0 million, which was unused at September 30, 2021. The line of credit has an interest rate of LIBOR plus 3.50% and a maturity date of December 31, 2021.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $265.6 million at September 30, 2021 and $228.3 million at December 31, 2020. The $37.3 million increase from December 31, 2020 is primarily related to net income of $34.7 million during the first nine months of 2021, stock option exercises and equity compensation expenses of $3.9 million, partially offset by a $1.3 million decrease in other comprehensive loss.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the nine months ended September 30, 2021 and the year ended December 31, 2020. Since our inception, we have not paid cash dividends.

	September 30, 2021	December 31, 2020
Return on average assets	1.78%	0.76%
Return on average equity	19.02%	8.49%
Return on average common equity	19.02%	8.49%
Average equity to average assets ratio	9.37%	9.01%
Tangible common equity to assets ratio	9.54%	9.20%

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

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of September 30, 2021, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

			September 30, 2021
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$ 317,659	14.34%	$ 232,567	10.50%	$ 221,492	10.00%
Tier 1 Capital (to risk weighted assets)	289,869	13.09%	188,268	8.50%	177,194	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	289,869	13.09%	155,044	7.00%	143,970	6.50%
Tier 1 Capital (to average assets)	289,869	10.60%	109,360	4.00%	136,700	5.00%

			December 31, 2020
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$ 279,414	13.92%	$ 160,554	8.00%	$ 200,693	10.00%
Tier 1 Capital (to risk weighted assets)	254,092	12.66%	120,416	6.00%	160,554	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	254,092	12.66%	90,312	4.50%	130,451	6.50%
Tier 1 Capital (to average assets)	254,092	10.26%	99,094	4.00%	123,867	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

			September 30, 2021
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$ 329,667	14.88%	$ 232,556	10.50%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	278,877	12.59%	188,515	8.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	265,877	12.00%	155,037	7.00%	N/A	N/A
Tier 1 Capital (to average assets)	278,877	10.20%	109,381	4.00%	N/A	N/A

			December 31, 2020
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$ 288,593	14.38%	$ 160,554	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	240,271	11.97%	120,416	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	227,271	11.32%	90,312	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	240,271	9.70%	99,094	4.00%	N/A	N/A

(1)	Under the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is not subject to the minimum capital adequacy and capital conservation buffer capital requirements at the holding company level, unless otherwise advised by the Federal Reserve (such capital requirements are applicable only at the Bank level). Although the minimum regulatory capital requirements are not applicable to the Company, we calculate these ratios for our own planning and monitoring purposes.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2021, unfunded commitments to extend credit were $574.7 million, of which $182.8 million were at fixed rates and $391.9 million were at variable rates. At December 31, 2020, unfunded commitments to extend credit were $480.1 million, of which approximately $114.6 million were at fixed rates and $365.5 million were at variable rates. A significant portion of the unfunded commitments related to consumer home equity lines of credit. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At September 30, 2021 and December 31, 2020, there were commitments under letters of credit for $10.1 million and $8.7 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

At September 30, 2021, there were commitments of $35.4 million related to the construction of a new headquarters building of which $18.4 million had been paid through the end of the third quarter of 2021.

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

We actively monitor and manage our interest rate risk exposure in order to control the mix and maturities of our assets and liabilities utilizing a process we call asset/liability management. The essential purposes of asset/liability management are to seek to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities in order to minimize potentially adverse impacts on earnings from changes in market interest rates. Our asset/liability management committee (“ALCO”) monitors and considers methods of managing exposure to interest rate risk. We have both an internal ALCO consisting of senior management that meets at various times during each month and a board ALCO that meets monthly. The ALCOs are responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

As of September 30, 2021, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	17.55%
Up 200 basis points	11.88%
Up 100 basis points	6.01%
Base	-
Down 100 basis points	(2.09)%
Down 200 basis points	(3.18)%
Down 300 basis points	(3.84)%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.
(b)	Not applicable.
(c)	Issuer Purchases of Registered Equity Securities

The following table reflects share repurchase activity during the third quarter of 2021:

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value) of
			Units)	Shares (or
	(a) Total		Purchased as	Units) that May
	Number of		Part of Publicly	Yet Be
	Shares (or	(b) Average	Announced	Purchased
	Units)	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share (or Unit)	Programs	or Programs
July 1 – July 31	-	$-	-	388,612
August 1 – August 31	-	-	-	388,612
September 1 – September 30	-	-	-	388,612
Total	-	-	-	388,612*

*On March 9, 2021, the Company announced a share repurchase plan allowing us to repurchase up to 388,612 shares of our common stock (the “Repurchase Plan”). As of September 30, 2021, we have not repurchased any of the shares authorized for repurchase under the Repurchase Plan. The Company is not obligated to purchase any such shares under the Repurchase Plan, and the Repurchase Plan may be discontinued, suspended or restarted at any time; however, repurchases under the Repurchase Plan after December 31, 2021 would require additional approval of our Board of Directors and the Federal Reserve.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______	________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: November 2, 2021	/s/ R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2021	/s/ Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)