Form 10-K
period 2021-12-31
SOUTHERN FIRST BANCSHARES INC
filed 2022-03-04
CIK 1090009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year December 31, 2021.

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2021 (based on the average bid and ask price of the Common Stock as quoted on the NASDAQ Global Market on June 30, 2021), was $380,614,294.

7,976,994 shares of the registrant’s common stock were outstanding as of February 25, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Southern First Bancshares, Inc.

PART II
Item 8.Financial Statements and Supplementary Data	66

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

PART I

Item 1. Business

General

Southern First Bancshares, Inc. (the “Company”) was incorporated in March 1999 under the laws of South Carolina and is a bank holding company registered under the Bank Holding Company Act of 1956. Our primary business is to serve as the holding company for Southern First Bank (the “Bank”), a South Carolina state bank. The Bank is a commercial bank with eight retail offices located in the Greenville, Columbia, and Charleston markets of South Carolina, three retail offices in the Raleigh, Greensboro, and Charlotte markets of North Carolina and one retail office in Atlanta, Georgia.

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

Commercial and Retail Banking. The Company’s primary business is to provide traditional deposit and lending products and services to its commercial and retail banking clients. The commercial and retail banking segment employs 241 of the Company’s full-time equivalent (“FTE”) employees.

Mortgage Banking. The mortgage banking segment provides mortgage loan origination services for loans that will be sold in the secondary market to investors and employs 37 FTE employees.

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

Our ClientFIRST model focuses on achieving cost efficiencies by diligently managing the growth of our number of employees and banking offices. We believe that the identification of talented bankers will drive our growth strategy, as opposed to a more general desire to enter a specific geography or market. This strategy translates into a smaller number of brick and mortar offices relative to our size and compared to peer banks, but larger overall deposit balances in our offices as compared to peers. As a result, our offices average approximately $213.7 million in total deposits. We believe this style of banking allows us to deliver exceptional client service, while achieving lower efficiency ratios relative to certain of our local competitors, as evidenced by our 53.8% efficiency ratio for the year ended December 31, 2021.

We continue to make significant investments in our IT systems and technology offerings to our clients that we believe will continue to drive low-cost deposit growth. We believe that our current mobile banking, on-line banking and cash management offerings are industry-leading solutions amongst community banks, and we plan to continue to invest in the latest technology solutions to enable us to meet the evolving needs of our clients and maintain this competitive advantage over other community banks.

Attractive South Carolina, North Carolina and Georgia Markets. We have eight banking offices located in Greenville, Columbia and Charleston, South Carolina, which are the three largest markets in South Carolina; three banking offices located in Charlotte, Raleigh and Greensboro, North Carolina, which are the three largest markets in North Carolina; and one banking office located in Atlanta, Georgia, which is the largest market in Georgia. The following table illustrates our market share, by insured deposits as of the dates indicated, in these seven markets:

Market(1)	Total Offices	Our Market Deposits at June 30, 2021	Total Market Deposits(2)
		(Dollars in thousands)
Greenville	4	$1,171,512	$23,488,161
Charleston	3	525,105	20,354,655
Columbia	1	270,625	26,734,862
Atlanta	1	210,717	236,059,232
Raleigh	1	94,362	38,964,650
Greensboro	1	57,177	17,081,365
Charlotte(3)	1	-	315,760,219

(1)	Represents the metropolitan statistical area (“MSA”) for each market.
(2)	The total market deposits data displayed are as of June 30, 2021 as reported by the FDIC.
(3)	The Charlotte office was not open as of June 30, 2021.

Greenville. The city of Greenville is located in Greenville County, South Carolina approximately midway between Atlanta and Charlotte on the heavily traveled I-85 business corridor. The Greenville-Anderson MSA is the most populous market in South Carolina with an estimated 932,705 residents as of 2020. The median household income for the Greenville-Anderson MSA was $55,790 for 2019. A large and diverse metropolitan area, the Greenville-Anderson-Mauldin MSA is one of the southeast region’s premier areas for business, serving as headquarters for Michelin and Hubbell Lighting as well as hosting significant operations for BMW and Lockheed Martin.

Columbia. The city of Columbia is located in Richland County, South Carolina and its surrounding suburban areas expand into adjoining Lexington County. Columbia is the state capital, the largest city in the state and the home of the University of South Carolina and Fort Jackson, the Army’s largest Initial Entry Training Center. The Columbia MSA is the second most populous market in the state with an estimated population of 847,397 residents as of 2020. The median household income for the Columbia MSA was $53,765 for 2019.

Charleston. The city of Charleston is located in Charleston County, South Carolina. The Charleston-North Charleston MSA is the third most populous market in the state with an estimated population of 819,705 residents as of 2020. Charleston is home to the deepest port in the Southeast and boasts top companies in the aerospace, biomedical and technology fields such as Boeing, the Medical University of South Carolina (MUSC) and Blackbaud. The median household income for the Charleston-North Charleston MSA was approximately $64,283 for 2019. One of our retail offices in the Charleston market is located in the city of Mount Pleasant, which is located just north of Charleston in Charleston County and ranks as the fourth largest city in South Carolina.

Raleigh. The city of Raleigh is the second largest city in the state and is located in Wake County, North Carolina. The Raleigh-Cary MSA is one of the most populous markets in the state of North Carolina with an estimated population of 1.42 million residents as of 2020. Raleigh is the state capital and is home to North Carolina State University and is part of the Research Triangle area, together with Durham, North Carolina (home of Duke University) and Chapel Hill, North Carolina (home of the University of North Carolina at Chapel Hill). The median household income for the Raleigh MSA was approximately $75,165 for 2019.

Greensboro. The city of Greensboro is the third largest city in North Carolina and is located in Guilford County. The Greensboro-High Point MSA has an estimated population of 776,363 residents as of 2020. Greensboro has traditionally been a fixture in the textiles, tobacco and furniture industries while also moving towards an increased presence of high-tech, aviation and transportation/logistics sectors. Greensboro, along with Winston-Salem and High Point, is commonly referred to as the Triad region of North Carolina and is home to companies such as Honda Aircraft, Lincoln Financial Group and Volvo Trucks of North America. The median household income for the Greensboro MSA was approximately $50,026 for 2019.

Atlanta. The Atlanta-Sandy Springs-Alpharetta MSA has the ninth largest population in the U.S. with 6.09 million residents as of 2020. Atlanta is the state capital of, and largest city in, Georgia and is the world headquarters of corporations such as Coca-Cola, Home Depot, UPS, Delta Airlines and Turner Broadcasting. The median household income for the Atlanta MSA is $69,464 for 2019.

Charlotte. The Charlotte-Concord-Gastonia MSA is among the top 25 largest populations in the U.S. with 2.68 million residents as of 2020. Charlotte is the largest manufacturing region in the Carolinas and is the second largest financial hub in the country. Charlotte is also home to many Fortune 500 companies including Duke Energy, Honeywell and Lowe’s. The median household income for the Charlotte MSA was $54,086 in 2019.

We believe that the demographics and growth characteristics of these seven markets will provide us with significant opportunities to further develop existing client relationships and expand our client base.

Data related to the estimated population and median household income for each of the markets presented above is from the Federal Reserve Economic Data (“FRED”) online database.

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

Silvia T. King has served as Chief Human Resources Officer of our Company and our Bank since March 2018. Ms. King has over 17 years of Human Resources leadership experience. From 2003 to 2009, Ms. King served in various human resource and senior management roles with Monsanto Company and Select Comfort Corporation. From 2009 to 2016, Ms. King served as senior human resources consultant for FGP International, a professional staffing firm in Greenville, South Carolina, and most recently as a human resources instructor with e-Cornell University. Ms. King holds degrees in Psychology and International Marketing from Clemson University and a Master of Human Resources degree from the University of South Carolina.

William M. Aiken, III has served as a Senior Executive Vice President and Chief Risk officer of our Company and our Bank since 2021 and previously served as an executive credit risk officer since 2020.  He has over 25 years in the banking industry.  Mr. Aiken has served in various roles at several banks during his career including most recently as a Chief Commercial Credit officer at a regional bank.  He is a 1996 graduate of Clemson University, with a degree in Financial Management.

In addition to Messrs. Seaver, Dowling, Hurst, Aiken and Ms. King, our executive management team consists of nine individuals who bring an average of 29 years of experience in the banking industry.

The management team is complemented by our dedicated board of directors with extensive local market knowledge and a wide range of experience including accounting, business, banking, manufacturing, insurance, management and finance. We believe that our management’s and board’s incentives are closely aligned with our shareholders through the ownership of a substantial amount of our stock. As of December 31, 2021, our executive officers and board of directors owned an aggregate of 583,794 shares of our common stock, including options to purchase shares of our common stock, which represented approximately 7.37% of the fully-diluted amount of our common stock outstanding. We believe that our officers’ and directors’ experience and local market knowledge are valuable assets and will enable them to guide us successfully in the future.

In addition, we believe that we have assembled a group of highly talented employees by being an employer of choice in the markets we serve. We employed a total of 278 FTE employees as of December 31, 2021. Our employees are skilled in the areas of banking, information technology, management, sales, advertising and marketing, among others. We strive to provide an “umbrella for great talent,” characterized by a culture of transparency and collaboration which permeates all levels of the organization. To drive our culture of transparency and collaboration, our employees engage in a series of weekly meetings to understand the goals and plan for each week. These meetings are intended to remind our employees of our vision, strategy and ClientFIRST service, and provide our employees with information regarding monthly and quarterly goals and client or prospect needs. In addition, each week is started with a meeting of all Senior and Executive Vice Presidents so that all team members are informed on the latest developments of our Company. Our employees and their ClientFIRST approach to service have been instrumental to our success.

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

Provide a Distinctive Client Experience. Our markets have been subject to consolidation of local community banks primarily by larger, out-of-state financial institutions. We believe there is a large client base in our markets that prefers doing business with a local institution and may be dissatisfied with the service offered by national and larger regional banks. We believe that the exceptional level of professional service provided to our clients as a result of our ClientFIRST model provides us with a distinct competitive advantage over our local competitors. We also believe that technology innovation will continue to play a critical role in retaining clients and winning new business. We believe that our current mobile banking, on-line banking and cash management offerings are industry-leading solutions amongst community banks. During 2021, 71% of deposits were acquired through our office network, 24% came through the commercial remote deposit capture channel and the remaining 5% came through consumer mobile deposits. We believe that the volume in remote deposit capture and mobile deposit channels will continue to increase over time as more clients become acquainted with the convenience these services provide. By delivering superior professional service through our ClientFIRST model, coupled with our deep understanding of our markets and our commitment to providing the latest technology solutions to meet our clients’ banking needs, we believe that we can attract new clients and expand our total loans and deposits.

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

We will continue to expand our franchise, but only in a controlled manner and as permitted by our regulators. We may choose to open new locations, but only after rigorous due diligence and substantial quantitative analysis regarding the financial and capital impacts of such investments. We may also seek to enter new metropolitan markets contiguous to, or nearby, our current South Carolina footprint, such as our recently opened expansions in Greensboro and Charlotte, North Carolina, but only after careful study and the identification and vetting of a local, senior level banking team with significant experience and reputational strength in that market and receipt of any applicable regulatory approvals. We have not yet supplemented our historic strategy of organic deposit and loan growth with traditional mergers or acquisitions. We evaluate potential acquisition opportunities that we believe would be complementary to our business as part of our growth strategy. However, we have not yet identified any specific acquisition opportunity that meets our strict requirements and do not have any immediate plans, arrangements or understandings relating to any acquisition. Furthermore, we do not believe an acquisition is necessary to successfully drive our growth and execute our ClientFIRST model.

Lending Activities

General. We emphasize a range of lending services, including real estate, commercial, and equity-line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area. Our underwriting standards vary for each type of loan, as described below. Because loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At December 31, 2021, we had net loans of $2.46 billion, representing 84.1% of our total assets.

We have focused our lending activities primarily on the professional sector in each of our markets including doctors, dentists, and small business owners. By focusing on this client base and by serving each client with a consistent relationship team of bankers, we have generated a loan portfolio with larger average loan amounts than we believe is typical for a community bank. As of December 31, 2021, our average loan size was approximately $307,000. At the same time, we have strived to maintain a diversified loan portfolio and limit the amount of our loans to any single client. As of December 31, 2021, our ten largest client loan relationships represented approximately $254.5 million, or 10.22%, of our loan portfolio.

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

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal and state laws and regulations. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. Based upon the capitalization of the Bank at December 31, 2021, the maximum amount we could lend to one borrower was $49.7 million. However, to mitigate concentration risk, our internal lending limit at December 31, 2021 was $34.8 million and may vary based on our assessment of the lending relationship. The board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve our clients. The Bank’s legal lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

Loan Portfolio Segments. Our loan portfolio is comprised of commercial and consumer loans made to small businesses and individuals for various business and personal purposes. While our loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers, the principal component of our loan portfolio is loans secured by real estate mortgages on either commercial or residential property. These loans will generally fall into one of the following six categories: commercial owner occupied real estate, commercial non-owner occupied real estate, commercial construction, consumer real estate, consumer construction, and home equity loans. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. At December 31, 2021, loans secured by first or second mortgages on commercial and consumer real estate made up approximately 85.5% of our loan portfolio. In addition to loans secured by real estate, our loan portfolio includes commercial business loans and other consumer loans which comprised 13.4% and 1.1%, respectively, of our total loan portfolio at December 31, 2021.

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

The following describes the types of loans in our loan portfolio.

●	Commercial Real Estate Loans (Commercial Owner Occupied and Commercial Non-owner Occupied Real Estate Loans). At December 31, 2021, commercial owner occupied and non-owner occupied real estate loans (other than construction loans) amounted to $1.16 billion, or 46.4% of our loan portfolio. Of our commercial real estate loan portfolio, $666.8 million in loans were non-owner occupied properties, representing 42.9% of our commercial loan portfolio and 26.8% of our total loan portfolio. The remainder of our commercial real estate loan portfolio, $489.0 million in loans or 31.5% of the commercial loan portfolio, were owner occupied. Owner occupied loans represented 19.6% of our total loan portfolio. At December 31, 2021, our individual commercial real estate loans ranged in size from approximately $15,000 to $22.8 million, with an average loan size of approximately $766,000. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We also generally require that a borrower’s cash flow exceeds 115% of monthly debt service obligations. In order to seek to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

●	Construction Real Estate Loans. We offer adjustable and fixed rate construction real estate loans for commercial and consumer projects, typically to builders and developers and to consumers who wish to build their own homes. At December 31, 2021, total commercial and consumer construction loans amounted to $124.3 million, or 5.0% of our loan portfolio. Commercial construction loans represented $64.4 million, or 2.6%, of our total loan portfolio, while consumer construction loans represented $59.8 million, or 2.4% of our total loan portfolio. At December 31, 2021, our commercial construction real estate loans ranged in size from approximately $98,000 to $9.0 million, with an average loan balance of approximately $1.2 million. At December 31, 2021, our consumer or residential construction loans ranged in size from approximately $100,000 to $2.3 million, with an average loan size of approximately $392,000. The duration of our construction loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Commercial construction loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and sometimes on the sale of the property. Specific risks include:

●	cost overruns;

●	mismanaged construction;

●	inferior or improper construction techniques;

●	economic changes or downturns during construction;

●	a downturn in the real estate market;

●	rising interest rates which may prevent sale of the property; and

●	failure to sell completed projects in a timely manner.

We attempt to reduce the risk associated with construction loans by obtaining personal guarantees where possible and by keeping the loan-to-value ratio of the completed project at or below 80%.

●	Commercial Business Loans. We make loans for commercial purposes in various lines of businesses, including the manufacturing, service industry, and professional service areas. At December 31, 2021, commercial business loans amounted to $333.0 million, or 13.4% of our loan portfolio, and ranged in size from approximately $1,000 to $13.1 million, with an average loan size of approximately $228,000. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and SBA’s 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce their risk. Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan. As of December 31, 2021, we had originated one loan utilizing government enhancements.

●	Consumer Real Estate Loans and Home Equity Loans. At December 31, 2021 consumer real estate loans (other than construction loans) amounted to $849.2 million, or 34.1% of our loan portfolio. Included in the consumer real estate loans was $694.4 million, or 27.9% of our loan portfolio, in first and second mortgages on individuals’ homes, while home equity loans represented $154.8 million, or 6.2% of our total loan portfolio. At December 31, 2021, our individual residential real estate loans ranged in size from $2,000 to $5.7 million, with an average loan size of approximately $459,000. Generally, we limit the loan-to-value ratio on our consumer real estate loans to 85%. We offer fixed and adjustable rate consumer real estate loans with terms of up to 30 years. We typically offer these long-term fixed rate loans through a third party rather than originating and retaining these loans ourselves. Consumer real estate and home equity loans that we retain on our balance sheet typically have terms of ten years or less. We also offer home equity lines of credit. At December 31, 2021, our individual home equity lines of credit ranged in size from $8,000 to $2.3 million, with an average of approximately $82,000. Our underwriting criteria and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of ten years or less. We generally limit the extension of credit to 90% of the market value of each property, although we may extend up to 100% of the market value.

●	Other Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. These consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. At December 31, 2021, consumer loans other than real estate amounted to $27.5 million, or 1.1% of our loan portfolio, and ranged in size from $1,000 to $4.2 million, with an average loan size of approximately $18,000. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Deposit Services

Our principal source of funds is core deposits. We offer a full range of deposit services, including checking accounts, commercial checking accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. There were no out-of-market, or wholesale, certificates of deposits at December 31, 2021. In an effort to obtain lower cost deposits, we have focused on expanding our retail deposit program. We currently have 12 retail offices which assist us in obtaining low cost transaction accounts that are less affected by rising rates. Deposit rates are reviewed regularly by our senior management. We believe that the rates we offer are competitive with those offered by other financial institutions in our area. We focus on client service and our ClientFIRST culture to attract and retain deposits.

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

Competition

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in Greenville, Columbia and Charleston, South Carolina; Charlotte, Raleigh and Greensboro, North Carolina; Atlanta, Georgia and elsewhere.

As of June 30, 2021, the most recent date for which market data is available, there were 34 financial institutions in our primary market of Greenville County, 25 financial institutions in the Columbia market, 34 financial institutions in the Charleston market, 39 financial institutions in the Raleigh market, 24 financial institutions in the Greensboro market, 47 financial institutions in the Charlotte market, and 81 financial institutions in the Atlanta market. We compete with other financial institutions in our market areas both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as, Bank of America, Wells Fargo, and Truist. These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. We believe the financial services industry will likely continue to become more competitive as further technological advances enable more financial institutions to provide expanded financial services without having a physical presence in our markets. Because larger competitors have advantages in attracting business from larger corporations, we do not generally compete for that business. Instead, we concentrate our efforts on attracting the business of individuals and small and medium-size businesses. With regard to such accounts, we generally compete on the basis of client service and responsiveness to client needs, the convenience of our offices and hours, and the availability and pricing of our products and services.

We believe our commitment to quality and personalized banking services through our ClientFIRST culture is a factor that contributes to our competitiveness and success.

Employees

At December 31, 2021, we employed a total of 278 FTE employees. We provide our full-time employees and certain part-time employees with a comprehensive program of benefits, including medical benefits, life insurance, long-term disability coverage and a 401(k) plan. Our employees are not represented by a collective bargaining agreement. Management considers its employee relations to be excellent.

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

In addition, newer regulatory developments implemented in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Consolidated Appropriations Act, 2021, which enhanced and expanded certain provisions of the CARES Act, have had and will continue to have an impact on our operations.

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

Basel Capital Standards

Regulatory capital rules known as Basel III impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings and loan associations regardless of size and bank holding companies and savings and loan holding companies other than “small bank holding companies,” generally holding companies with consolidated assets of less than $3 billion. The Company is currently considered a “small bank holding company.” More stringent requirements are imposed on “advanced approaches” banking organizations-those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime.

The Basel III rules require the Bank to maintain the following minimum capital requirements:

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, under Basel III, a banking organization must maintain a 2.5% “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of CET1 capital, but the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). The 2.5% capital conservation buffer effectively results in the following minimum capital ratios (taking into account the capital conservation buffer): (i) a CET1 capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%.

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of a new credit impairment model, the Current Expected Credit Loss, or CECL model, an accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. We are currently evaluating the impact the CECL model will have on our financial statements and expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses upon adoption of the new standard. We currently anticipate early adopting the CECL model as of January 1, 2022, before the January 1, 2023 implementation date, at which time we estimate there will be a charge to retained earnings of between $3.5 million to $7.0 million.

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

As of December 31, 2021, the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2021, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III rule requirements to be well-capitalized.

Legislative and Regulatory Responses to the COVID-19 Pandemic

The COVID-19 pandemic has continued to cause extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. On March 27, 2020, the CARES Act was signed into law. The CARES Act was a $2.2 trillion economic stimulus bill that was intended to provide relief in the wake of the COVID-19 pandemic. There have also been a number of regulatory actions intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several mandates from the bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by the COVID-19 pandemic. Although these programs generally have expired, governmental authorities may take additional actions in the future to limit the adverse impact of COVID-19 on borrowers and tenants.

The Paycheck Protection Program (“PPP”), originally established under the CARES Act and extended under the Consolidated Appropriations Act of 2021, authorized financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carry an interest rate of 1% per annum and a maturity of two years for loans originated prior to June 5, 2020 and five years for loans originated on or after June 5, 2020. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. The initial phase of the PPP, after being extended multiple times by Congress, expired on August 8, 2020. However, on January 11, 2021, the SBA reopened the PPP for First Draw PPP loans to small businesses and non-profit organizations that did not receive a loan through the initial PPP phase. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw PPP loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. The PPP program ended in accordance with its terms on May 31, 2021. While we were a participating lender in the PPP in 2020, we sold our PPP loan portfolio in the second quarter of 2020. We did not originate any new PPP loans during 2021.

The CARES Act, as extended by certain provisions of the Consolidated Appropriations Act of 2021, also initially permitted banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise had been characterized as troubled debt restructurings and suspended any determination related thereto if (i) the borrower was not more than 30 days past due as of December 31, 2019, (ii) the modifications were related to COVID-19, and (iii) the modification occurred between March 1, 2020 and the earlier of 60 days after the date of termination of the national emergency or January 1, 2022. Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19.

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

Under the Change in Bank Control Act, a person or company is required to file a notice with the Federal Reserve if it will, as a result of the transaction, own or control 10% or more of any class of voting securities or direct the management or policies of a bank or bank holding company and either if the bank or bank holding company has registered securities or if the acquirer would be the largest holder of that class of voting securities after the acquisition. For a change in control at the holding company level, both the Federal Reserve and the subsidiary bank’s primary federal regulator must approve the change in control; at the bank level, only the bank’s primary federal regulator is involved. Transactions subject to the Bank Holding Company Act are exempt from Change in Control Act requirements. For state banks, state laws, including that of South Carolina, typically require approval by the state bank regulator as well.

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

As of December 31, 2021, the Bank was deemed to be “well capitalized.”

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

In addition to the ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. For example, under the Dodd-Frank Act, the minimum designated reserve ratio for the deposit insurance fund was increased to 1.35% of the estimated total amount of insured deposits. On September 30, 2018, the deposit insurance fund reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35%. On reaching the minimum reserve ratio of 1.35%, FDIC regulations provided for two changes to deposit insurance assessments: (i) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large institutions) ceased; and (ii) small banks received assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%. Our final assessment credit was invoiced in December 2019. Assessment rates are expected to decrease if the reserve ratio increases such that it exceeds 2%.

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

On December 22, 2020, the federal banking agencies issued an interagency statement extending the temporary relief from enforcement action against banks or asset managers, which become principal shareholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank. This relief has been extended and will expire on the sooner of January 1, 2023, or the effective date of a final Federal Reserve rule having a revision to Regulation O that addresses the treatment of extensions of credit by a bank to fund complex-controlled portfolio companies that are insiders of a bank.

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

In December 2019, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. However, the Federal Reserve did not join the proposed rulemaking. In May 2020, the OCC issued its final CRA rule, which was later rescinded in December 2021, replacing it with a rule based on the rules adopted jointly by the federal banking agencies in 1995, as amended. On the same day that the OCC announced its plans to rescind the CRA final rule, the OCC, the FDIC, and the Federal Reserve announced that they are working together to “strengthen and modernize the rules implementing the CRA.” The effects on the Bank of any potential change to the CRA rules will depend on the final form of any federal rulemaking and cannot be predicted at this time. Management will continue to evaluate any changes to the CRA’s regulations and their impact to the Bank.

Fair Lending Requirements. We are subject to certain fair lending requirements and reporting obligations involving lending operations. A number of laws and regulations provide these fair lending requirements and reporting obligations, including, at the federal level, the Equal Credit Opportunity Act (“ECOA”), as amended by the Dodd-Frank Act, and Regulation B, as well as the Fair Housing Act (“FHA”) and regulations implementing the FHA. ECOA and Regulation B prohibit discrimination in any aspect of a credit transaction based on a number of prohibited factors, including race or color, religion, national origin, sex, marital status, age, the applicant’s receipt of income derived from public assistance programs, and the applicant’s exercise, in good faith, of any right under the Consumer Credit Protection Act. ECOA and Regulation B include lending acts and practices that are specifically prohibited, permitted, or required, and these laws and regulations proscribe data collection requirements, legal action statute of limitations, and disclosure of the consumer’s ability to receive a copy of any appraisal(s) and valuation(s) prepared in connection with certain loans secured by dwellings. FHA prohibits discrimination in all aspects of residential real-estate related transactions based on prohibited factors, including race or color, national origin, religion, sex, familial status, and handicap.

In addition to prohibiting discrimination in credit transactions on the basis of prohibited factors, these laws and regulations can cause a lender to be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of persons. If a pattern or practice of lending discrimination is alleged by a regulator, then the matter may be referred by the agency to the U.S. Department of Justice (“DOJ”) for investigation. In December 2012, the DOJ and CFPB entered into a Memorandum of Understanding under which the agencies have agreed to share information, coordinate investigations, and have generally committed to strengthen their coordination efforts.

In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with fair lending requirements into account when regulating and supervising other activities of the bank, including in acting on expansionary proposals.

Consumer Protection Regulations. The activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. This includes Title X of the Dodd-Frank Act, which prohibits engaging in any unfair, deceptive, or abusive acts or practices (“UDAAP”). UDAAP claims involve detecting and assessing risks to consumers and to markets for consumer financial products and services. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The loan operations of the Bank are also subject to federal laws applicable to credit transactions, such as:

●	the Truth-In-Lending Act (“TILA”) and Regulation Z, governing disclosures of credit and servicing terms to consumer borrowers and including substantial requirements for mortgage lending and servicing, as mandated by the Dodd-Frank Act;

●	the Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities they serve;

●	ECOA and Regulation B, prohibiting discrimination on the basis of race, color, religion, or other prohibited factors in any aspect of a credit transaction;

●	the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act and Regulation V, as well as the rules and regulations of the FDIC governing the use of consumer reports, provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

●	the Fair Debt Collection Practices Act and Regulation F, governing the manner in which consumer debts may be collected by collection agencies and intending to eliminate abusive, deceptive, and unfair debt collection practices;

●	the Real Estate Settlement Procedures Act (“RESPA”) and Regulation X, which governs various aspects of residential mortgage loans, including the settlement and servicing process, dictates certain disclosures to be provided to consumers, and imposes other requirements related to compensation of service providers, insurance escrow accounts, and loss mitigation procedures;

●	The Secure and Fair Enforcement for Mortgage Licensing Act (“SAFE Act”) which mandates a nationwide licensing and registration system for residential mortgage loan originators. The SAFE Act also prohibits individuals from engaging in the business of a residential mortgage loan originator without first obtaining and maintaining annually registration as either a federal or state licensed mortgage loan originator;

●	The Homeowners Protection Act, or the PMI Cancellation Act, provides requirements relating to private mortgage insurance on residential mortgages, including the cancelation and termination of PMI, disclosure and notification requirements, and the requirement to return unearned premiums;

●	The Fair Housing Act prohibits discrimination in all aspects of residential real-estate related transactions based on race or color, national origin, religion, sex, and other prohibited factors;

●	The Servicemembers Civil Relief Act and Military Lending Act, providing certain protections for servicemembers, members of the military, and their respective spouses, dependents and others; and

●	Section 106(c)(5) of the Housing and Urban Development Act requires making home ownership available to eligible homeowners.

The deposit operations of the Bank are also subject to federal laws, such as:

●	the Federal Deposit Insurance Act (“FDIA”), which, among other things, limits the amount of deposit insurance available per insured depositor category to $250,000 and imposes other limits on deposit-taking;

●	the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●	the Electronic Funds Transfer Act and Regulation E, which governs the rights, liabilities, and responsibilities of consumers and financial institutions using electronic fund transfer services, and which generally mandates disclosure requirements, establishes limitations on liability applicable to consumers for unauthorized electronic fund transfers, dictates certain error resolution processes, and applies other requirements relating to automatic deposits to and withdrawals from deposit accounts;

●	The Expedited Funds Availability Act and Regulation CC, setting forth requirements to make funds deposited into transaction accounts available according to specified time schedules, disclose funds availability policies to customers, and relating to the collection and return of checks and electronic checks, including the rules regarding the creation or receipt of substitute checks; and

●	the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.

The Consumer Financial Protection Bureau (the “CFPB”) is an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products and services. The CFPB has the authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets, such as us, for compliance with federal consumer laws remains largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. As such, the CFPB may participate in examinations of the Bank. In addition, states are permitted to adopt consumer protection laws and regulations that are stricter than the regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

The CFPB has issued a number of significant rules that impact nearly every aspect of the lifecycle of consumer financial products and services, including rules regarding residential mortgage loans. These rules implement Dodd-Frank Act amendments to ECOA, TILA and RESPA. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with a “reasonable ability-to-repay” test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages, including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence, and mortgage origination disclosures, which integrate existing requirements under TILA and RESPA; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; and (iv) comply with new disclosure requirements and standards for appraisals and certain financial products.

Anti-Money Laundering and the USA Patriot Act. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The program must comply with the anti-money laundering provisions of the Bank Secrecy Act (“BSA”). The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions, foreign customers, and other high risk customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and certain laws provide law enforcement authorities with increased access to financial information maintained by banks. Financial institutions must comply with requirements regarding risk-based procedures for conducing ongoing customer due diligence, which requires the institutions to take appropriate steps to understand the nature and purpose of customer relationships and identify and verify the identity of the beneficial owners of legal entity customers.

Anti-money laundering obligations have been substantially strengthened as a result of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (which we refer to as the “USA PATRIOT Act”). Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing cease and desist orders and money penalty sanctions against institutions that have not complied with these requirements.

The USA PATRIOT Act amended the Bank Secrecy Act and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the U.S. Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; (iv) filing suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations; and (v) requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

Under the USA PATRIOT Act, the regulators can provide lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the applicable governmental authorities.

On January 1, 2021, Congress overrode former President Trump’s veto and thereby enacted the National Defense Authorization Act for Fiscal Year 2021 (“NDAA”). The NDAA provides for one of the most significant overhauls of the BSA and related anti-money laundering laws since the USA Patriot Act. Notably, changes include:

●	expansion of coordination and information sharing efforts among the agencies tasked with administering anti-money laundering and countering the financing of terrorism requirements, including the Financial Crimes Enforcement Network (“FinCEN”), the primary federal banking regulators, federal law enforcement agencies, national security agencies, the intelligence community, and financial institutions;

●	providing additional penalties with respect to violations of BSA and enhancing the powers of FinCEN;

●	significant updates to the beneficial ownership collection rules and the creation of a registry of beneficial ownership which will track the beneficial owners of reporting companies which may be shared with law enforcement and financial institutions conducting due diligence under certain circumstances;

●	improvements to existing information sharing provisions that permit financial institutions to share information relating to SARs with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and

●	enhanced whistleblower protection provisions, allowing whistleblower(s) who provide original information which leads to successful enforcement of anti-money laundering laws in certain judicial or administrative actions resulting in certain monetary sanctions to receive up to 30% of the amount that is collected in monetary sanctions as well as increased protections.

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

Consumers must be notified in the event of a data breach under applicable state laws. Multiple states and Congress are considering laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, on November 18, 2021, the federal financial regulatory agencies published a final rule that will impose upon banking organizations and their service providers new notification requirements for significant cybersecurity incidents. Specifically, the final rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meaning attributed to those terms by the final rule. Banks’ service providers are required under the final rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours. The final rule will take effect on April 1, 2022 and banks and their service providers must be in compliance with the requirements of the rule by May 1, 2022.

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

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in U.S. government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. In response to the COVID-19 pandemic, on March 3, 2020, the Federal Open Market Committee (“FOMC”) reduced the targeted federal funds interest rate range by 50 basis points to 1.00% to 1.25%. On March 15, 2020, the FOMC again lowered the federal funds rate to a target range of 0.0% to 0.25%. In mid-December the Federal Reserve indicated that it will conclude its large-scale asset purchase program as soon as March 2022 and that three 25 basis point rate hikes were expected to follow in 2022.

Incentive Compensation. The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011. However, the 2011 proposal was replaced with a new proposal in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. A final rule had not been adopted as of December 31, 2021.

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

Based on the Bank’s loan portfolio as of December 31, 2021, it did not exceed the 300% and 100% guidelines for commercial real estate loans. The Bank will continue to monitor its portfolio to manage this increased risk.

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

Risks Related to Economic Conditions, Including as a Result of the COVID-19 Pandemic

The ongoing COVID-19 pandemic could have an adverse impact on our financial performance and results of operations.

As the COVID-19 pandemic has evolved from its emergence in early 2020, so has its impact. Many states have re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential impacts are uncertain and difficult to assess.

Although financial markets have largely rebounded from the significant declines that occurred earlier in the pandemic and global economic conditions showed signs of improvement during the second half of 2020 and throughout 2021, many of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic persist, which may subject us to a number of risks, including, without limitation, the following:

●	lower loan demand or an increased risk of loan delinquencies, defaults, and foreclosures due to a number of factors, including continuing supply chain issues, decreased consumer and business confidence and economic activity;

●	collateral for loans, especially real estate, may decline in value, which may reduce our ability to liquidate such collateral and could cause loan losses to increase and impair our ability over the long run to maintain our loan origination volume;

●	our allowance loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

●	volatility in financial and capital markets, interest rates, and exchange rates;

●	increased demands on capital and liquidity;

●	heightened cybersecurity, information security, and operational risks as cybercriminals attempt to profit from the disruption resulting from the pandemic given increased online and remote activity, including as a result of work-from-home arrangements;

●	disruptions to business operations experienced by counterparties and service providers;

●	increased risk of business disruption from the loss of employees due to their inability to work effectively because of illness, quarantines, government actions, failures in systems or technology that disrupt work-from-home arrangements, or other effects of the COVID-19 pandemic, including the increase in employee resignations currently taking place throughout the United States in connection with the COVID-19 pandemic, which is commonly referred to as the “great resignation”; and

●	decreased demands for our products and services.

We have also experienced and may experience other negative impacts to our business as a result of the pandemic that could exacerbate other risks discussed in this “Risk Factors” section. The ongoing fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, presents material uncertainty and risk with respect to us.

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

Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels, monetary and trade policy, unemployment and the strength of the domestic economy and the local economy in the markets in which we operate. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults, charge-offs, foreclosures, additional provisions for loan losses, adverse asset values of the collateral securing our loans and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; epidemics and pandemics (such as COVID-19); or a combination of these or other factors.

The impact of the COVID-19 pandemic is fluid and continues to evolve and there is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the onset of the pandemic. Moreover, as economic conditions relating to the pandemic have improved over time, the Federal Reserve has shifted its focus to limiting inflationary and other potentially adverse effects of the extensive pandemic-related government stimulus, which signals the potential for a continued period of economic uncertainty even if the pandemic subsides. In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, a potential resurgence of economic and political tensions with China or an escalation of tensions between Russia and Ukraine, all of which may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers and overall economic uncertainty may result in changes in consumer and business spending, borrowing and saving habits. These economic conditions and/or other negative developments in the domestic or international credit markets or economies may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment or underemployment may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

A significant portion of our loan portfolio is secured by real estate, and events that negatively affect the real estate market could hurt our business.

As of December 31, 2021, approximately 86% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively affect our financial condition.

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

At December 31, 2021, 49.0% of our loan portfolio was secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction, and the estimated cost of construction. Such loans are generally more risky than loans secured by residential real estate or consumer loans because those loans are typically not secured by real estate collateral. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. A return of recessionary conditions due to the COVID-19 pandemic could result in a sharp increase in loans charged-off and could require us to significantly increase our allowance for loan losses, which could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Imposition of limits by the bank regulators on commercial and multi-family real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the FDIC, the Federal Reserve and the OCC issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of commercial real estate and multi-family loans represents 212.4% of the Bank’s total risk-based capital at December 31, 2021.

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

At December 31, 2021, commercial business loans comprised 13.4% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor. If these borrowers do not have sufficient cash flows or resources to pay these loans as they come due or the value of the underlying collateral is insufficient to fully secure these loans, we may suffer losses on these loans that exceed our allowance for loan losses.

We may have higher loan losses than we have allowed for in our allowance for loan losses.

Our actual loans losses could exceed our allowance for loan losses and therefore our historic allowance for loan losses may not be adequate. As of December 31, 2021, 49.0% of our loan portfolio was secured by commercial real estate. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral, the cash flows of our borrowers and problems affecting borrower credit. If we suffer loan losses that exceed our allowance for loans losses, our financial condition, liquidity or results of operations could be materially and adversely affected.

While the COVID-19 fiscal stimulus and relief programs appear to have delayed any materially adverse financial impact to the Bank, once these stimulus programs have been fully exhausted, we believe our credit metrics could worsen and loan losses could ultimately materialize. Any potential loan losses will be contingent upon a number of factors beyond our control, such as a slower return to pre-pandemic routines, which will be influenced by a number of factors including increases in new COVID-19 cases, hospitalizations and deaths leading to additional government imposed restrictions; refusals to receive the vaccines along with concerns related to new strains of the virus; supply chain issues remaining unresolved longer than anticipated; unemployment increases while consumer confidence and spending falls; and rising geopolitical tensions.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. A deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

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

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. A finding by these regulators of noncompliance with these laws could result in a downgrade in our “satisfactory” rating as well as wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on expansion activity, including on opening branches in new markets or merger and acquisition activity. As a result of these limitations and conditions, we may be unable or may fail to pursue, evaluate or complete transactions that might have been strategically or competitively significant. Such a downgrade could also impact the Bank’s relationships with certain states, counties, municipalities or other public agencies to the extent applicable law, regulation or policy limits, restricts or influences whether such entity may do business with a bank that has a below “satisfactory” rating and, in general, could negatively affect our reputation, business, financial condition and results of operations.

Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our “satisfactory” rating under the Community Reinvestment Act.

We face risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.

With a new Congress taking office in 2021, Democrats have retained control of the U.S. House of Representatives, and have gained control of the U.S. Senate, albeit with a majority found only in the tie-breaking vote of Vice President Harris. However slim the majorities, though, the net result was a unified Democratic control of the White House and both chambers of Congress, and consequently Democrats are able to set the agenda both legislatively, in the Administration, and in the regulatory agencies that have rulemaking and supervisory authority over the financial services industry generally and the Company and the Bank specifically. Congressional committees with jurisdiction over the banking sector have pursued oversight and legislative initiatives in a variety of areas, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other Environmental, Social, and Governance matters, improving competition in the banking sector and enhancing oversight of bank mergers and acquisitions, establishing a regulatory framework for digital assets and markets, and oversight of the COVID-19 pandemic response and economic recovery. The prospects for the enactment of major banking reform legislation are unclear at this time.

Moreover, the turnover of the presidential administration resulted in certain changes in the leadership and senior staffs of the federal banking agencies, the CFPB, CFTC, SEC, and the Treasury Department, with certain significant leadership positions yet to be filled, including the Comptroller of the Currency, the Chair of the FDIC and three vacancies among the Governors of the Federal Reserve Board, including the Vice Chair for Supervision. These changes have impacted the rulemaking, supervision, examination and enforcement priorities and policies of the agencies and likely will continue to do so over the next several years. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Company and the Bank, cannot be predicted at this time. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

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

While the new CECL standard will become effective on January 1, 2023 and for interim periods within that year, we anticipate adopting CECL as of January 1, 2022. We are currently evaluating the impact the CECL model will have on our financial statements and expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses and reserve for unfunded commitments upon adoption of the standard. We anticipate adopting the CECL model as of January 1, 2022, at which time we currently estimate there will be a combined charge to retained earnings of between $3.5 million to $7.0 million.

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

We are subject to environmental risks that could result in losses.

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

In addition, we are subject to the growing risk of climate change. Among the risks associated with climate change are more frequent severe weather events. Severe weather events such as hurricanes, tropical storms, tornados, winter storms, freezes, flooding and other large-scale weather catastrophes in our markets subject us to significant risks and more frequent severe weather events magnify those risks. Large-scale weather catastrophes or other significant climate change effects that either damage or destroy residential or multifamily real estate underlying mortgage loans or real estate collateral, or negatively affects the value of real estate collateral or the ability of borrowers to continue to make payments on loans, could decrease the value of our real estate collateral or increase our delinquency rates in the affected areas and thus diminish the value of our loan portfolio. Such events could also cause downturns in economic and market conditions generally, which could have an adverse effect on our business and financial results. The potential losses and costs associated with climate change related risks are difficult to predict and could have a material adverse effect on our business, financial condition and results of operation.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by the Bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Bank. Any such losses could have a material adverse effect on our financial condition and results of operations

We are subject to losses due to errors, omissions or fraudulent behavior by our employees, clients, counterparties or other third parties.

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

In addition, criminals committing fraud increasingly are using more sophisticated techniques and in some cases are part of larger criminal rings, which allow them to be more effective. This type of fraudulent activity has taken many forms, ranging from check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information or impersonation of our clients through the use of falsified or stolen credentials. Additionally, an individual or business entity may properly identify themselves, particularly when banking online, yet seek to establish a business relationship for the purpose of perpetrating fraud. Further, in addition to fraud committed against us, we may suffer losses as a result of fraudulent activity committed against third parties. Increased deployment of technologies, such as chip card technology, defray and reduce aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer to commit fraud. Many of these data compromises are widely reported in the media.

As a result of the increased sophistication of fraud activity, we have increased our spending on systems and controls to detect and prevent fraud. This will result in continued ongoing investments in the future. Nevertheless, these investments may prove insufficient and fraudulent activity could result in losses to us or our customers; loss of business and/or customers; damage to our reputation; the incurrence of additional expenses (including the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability any of which could have a material adverse effect on our business, financial condition and results of operations.

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

A significant portion of our banking assets are subject to changes in interest rates. As of December 31, 2021, approximately 85% of our loan portfolio was in fixed rate loans, while only 15% was in variable rate loans. Like most financial institutions, our earnings significantly depend on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. Many factors beyond our control impact interest rates, including economic conditions, governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and disorder and instability in domestic and foreign financial markets. Changes in monetary policies of the various government agencies could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets and liabilities.

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

In response to the COVID-19 pandemic, the FOMC cut short-term interest rates to a record low range of 0% to 0.25% in 2020, although, in mid-December 2021, the Federal Reserve indicated that three 25 basis point rate hikes were expected in 2022. If short-term interest rates were to continue at their historically low levels for a prolonged period and assuming longer-term interest rates fall further, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem, which would have an adverse effect on our net interest income.

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

The United Kingdom’s Financial Conduct Authority (“FCA”) regulates the London Interbank Offered Rate (“LIBOR”), the reference rate previously used for many of our transactions, including our lending and borrowing and our purchase and sale of securities, as well as the derivatives that we use to manage risk related to such transactions. The FCA announced in July 2017 that the sustainability of LIBOR could not be guaranteed. Accordingly, although the FCA confirmed the extension of overnight and 1-, 3-, 6-, and 12-month LIBOR through June 30, 2023 in order to accord financial institutions greater time with which to manage the transition from LIBOR, the FCA is no longer persuading, or compelling, banks to submit to LIBOR. The federal banking agencies previously determined that banks must cease entering into any new contract that use LIBOR as a reference rate by no later than December 31, 2021.

The discontinuation of LIBOR, changes in LIBOR, or changes in market perceptions of the acceptability of LIBOR as a benchmark could result in changes to our risk exposures (for example, if the anticipated discontinuation of LIBOR adversely affects the availability or cost of floating-rate funding and, therefore, our exposure to fluctuations in interest rates) or otherwise result in losses on a product or having to pay more or receive less on securities that we own or have issued. In addition, such uncertainty could result in pricing volatility and increased capital requirements, loss of market share in certain products, adverse tax or accounting impacts, and compliance, legal and operational costs and risks associated with client disclosures, discretionary actions taken or negotiation of fallback provisions, systems disruption, business continuity, and model disruption. We do not have substantial exposure to LIBOR-based products, including loans, securities, derivatives and hedges, and trust preferred securities. In addition, all of our LIBOR-based loan documents allow for use of an alternate index if the current index is not available. We continue to prepare for the transition of our existing LIBOR exposures prior to the final LIBOR cessation date of June 30, 2023. We continue to monitor market developments and regulatory updates, including recent announcements from the ICE Benchmark Administrator, as well as collaborate with regulators and industry groups on the transition of existing exposures. In addition, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to continued participation in LIBOR and the transition to a replacement reference rate or rates. We cannot reasonably estimate the expected cost.

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

Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel, including other executive vice presidents. Competition for personnel is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business strategy may be lengthy. In 2021, there has been a dramatic increase in workers leaving their positions throughout our industry and other industries that is being referred to as the “great resignation,” and the market to build, retain and replace talent has become even more highly competitive. We may not be successful in retaining key personnel, and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skill, knowledge of our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to the Company, or at all, which could have a material adverse effect on our business, results of operation, financial condition, and future prospects.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices and the Bank’s main office is located at 100 Verdae Boulevard, Suite 100, Greenville, South Carolina 29607. In addition, we currently operate seven additional offices located in Greenville, Columbia and Charleston, South Carolina, one office in Raleigh, North Carolina, one office in Greensboro, North Carolina, one office in Charlotte, North Carolina, and one office in Atlanta, Georgia. We lease seven of our offices and own the remaining five locations. During the fourth quarter of 2020, we consolidated our three Columbia, South Carolina locations into one and subsequently sold the two remaining offices. In addition, the Company owns a piece of property in Greenville, South Carolina on which it is currently constructing a new bank headquarters which will open in the second quarter of 2022.

Management believes the terms of the various leases are consistent with market standards and were arrived at through arm’s-length bargaining.

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

None.

PART II

Item 5. Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

Our common stock is currently traded on the NASDAQ Global Market under the symbol “SFST.” We had approximately 3,500 shareholders of record on February 17, 2022.

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

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans approved by security holders at December 31, 2021. We had no equity compensation plans that were not approved by security holders at December 31, 2021. The number of shares and the exercise prices for options have been adjusted for the 10% stock dividends in 2006, 2011, 2012, and 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights(b)(2)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders
2010 Stock Incentive Plan – options(1)	141,802	24.64	-
2016 Equity Incentive Plan – options(1)	313,922	37.64	-
2020 Equity Incentive Plan	9,000	52.96	422,550
Total	464,724	$33.97	422,550

(1)	Under the terms of the 2010 and 2016 Plans no further incentive stock option awards may be granted; however, the Plans will remain in effect until all awards have been exercised or forfeited and we determine to terminate the Plans.
(2)	The weighted-average exercise prices in this column are based on outstanding options and do not take into account unvested awards of restricted stock as these awards do not have an exercise price.

Stock Performance Graph

The performance graph below compares the Company’s cumulative total return over the most recent five-year period with the SNL Southeast Bank Index, a banking industry performance index for the southeastern United States, and the Russell 2000 Index, a small-cap stock market index which the Company was added to in June 2016. Returns are shown on a total return basis, assuming the reinvestment of dividends and a beginning stock index value of $100 per share. The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the performance graphs by reference therein.

	Period Ending
	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Southern First Bancshares	100.00	114.58	89.08	118.03	98.19	173.58
S&P US BMI Banks – Southeast Bank Index	100.00	123.70	102.20	144.05	129.15	184.47
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39

Sales of Unregistered Equity Securities

None

Stock Repurchases

On March 9, 2021, the Company announced a share repurchase plan allowing us to repurchase up to 388,612 shares of our common stock (the “Repurchase Plan”). As of December 31, 2021, we have not repurchased any of the shares authorized for repurchase under the Repurchase Plan. The Company is not obligated to purchase any such shares under the Repurchase Plan, and the Repurchase Plan may be discontinued, suspended or restarted at any time; however, repurchases under the Repurchase Plan after December 31, 2021 will require additional approval of our Board of Directors and the Federal Reserve.

The following table reflects share repurchase activity during the fourth quarter of 2021:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1 – October 31	-	$-	-	388,612
November 1 – November 30	-	-	-	388,612
December 1 – December 31	-	-	-	388,612
Total	-		-	388,612

Item 6. [Reserved]

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

At December 31, 2021, we had total assets of $2.93 billion, a 17.8% increase from total assets of $2.48 billion at December 31, 2020. The largest components of our total assets are loans which were $2.49 billion and $2.14 billion at December 31, 2021 and 2020, respectively. Our liabilities and shareholders’ equity at December 31, 2021 totaled $2.65 billion and $277.9 million, respectively, compared to liabilities of $2.25 billion and shareholders’ equity of $228.3 million at December 31, 2020. The principal component of our liabilities is deposits which were $2.56 billion and $2.14 billion at December 31, 2021 and 2020, respectively.

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

Our net income available to common shareholders for the years ended December 31, 2021 and 2020 was $46.7 million and $18.3 million, or diluted earnings per share (“EPS”) of $5.85 and $2.34 for the years ended December 31, 2021 and 2020, respectively. The increase in net income resulted primarily from a decrease in our provision for loan losses and an increase in net interest income, partially offset by a decrease in noninterest income and an increase in income tax expense. In addition, our net income available to shareholders was $27.9 million, or EPS of $3.58 for the year ended December 31, 2019.

Our mortgage banking segment reported pre-tax income of $3.8 million and $11.1 million for the years ended December 31, 2021 and 2020, respectively. Noninterest income, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $11.4 million as compared to $19.8 million for the years ended December 31, 2021 and 2020, respectively. The $8.4 million decrease during the 2021 period was driven by a decline in sales activity combined with a decrease in the fair value of derivatives associated with mortgage loan commitments. Noninterest expense consists mainly of salaries, commissions and benefits for mortgage employees, professional fees and outside services and data processing costs. Noninterest expense was $8.8 million and $9.9 million for the years ended December 31, 2021 and 2020, respectively. The $1.1 million decrease during 2021 was driven by a decrease in salaries and benefits expense primarily related to commissions paid on sales activity.

COVID-19 UPDATE

Our historically careful underwriting practices and diverse loan portfolio has helped minimize the adverse impact of the pandemic on the Company. In addition, the combination of the vaccine rollout, government stimulus payments, and reduced spending during the pandemic are likely contributing factors mitigating the impact of the pandemic on our business, financial condition, results of operations, and our clients as of December 31, 2021. In addition, as economic forecasts improved in 2021, we recaptured a portion of our provision for loan losses, compared with higher provision expense in 2020. However, there are continuing concerns that indicate a slower return to pre-pandemic routines, such as concerns relate to increases in new COVID-19 cases, hospitalizations and deaths leading to additional government imposed restrictions; refusals to receive the vaccine along with concerns related to new strains of the virus; supply chain issues remaining unresolved longer than anticipated; labor shortages and wage increases continuing to impact many industries; consumer confidence and spending falls; and rising geopolitical tensions. Given the ongoing and dynamic nature of the circumstances surrounding the pandemic, it is difficult to predict its future adverse financial impact to the

Company, although we expect to continue to be impacted by the pandemic in 2022. Specifically, we expect the following balance sheet and income statement categories could be affected:

●	our net interest income and net interest margin may continue to be negatively affected by the low interest rate environment until the level of general interest rates rise;

●	although the economy has experienced a certain level of recovery in 2021, economic assumptions used to calculate our allowance for loan losses may deteriorate causing us to increase our allowance, which may be exacerbated by our adoption of CECL, expected on January 1, 2022, which is anticipated to create more volatility in the level of our allowance, as compared to the “incurred loss” standard that we currently use.

Today, the majority of our team has returned to working in the office at this time; however, we maintain the ability to shift to working remotely as needed. Our offices operate as they did prior to the COVID-19 pandemic with in-person meetings with clients. We believe this strategy, combined with our digital technology, has been extremely effective in serving our clients, and allowed us to consolidate our three Columbia, South Carolina offices into one location. The sale of our two Columbia office buildings was completed on October 9, 2020.

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

Through December 31, 2020, we had granted deferrals on loan payments for 864 loans, with aggregate outstanding principal balances of approximately $599.6 million as of December 31, 2020, of which 91% were commercial loans. As of December 31, 2020, 98% of these loans had reached the end of their deferral period and had begun to resume normal payments. During 2021, we granted short-term deferrals or modifications on five loans, all within our hotel portfolio, with aggregate outstanding principal balances of $20.0 million, of which all have returned to normal payment status at December 31, 2021.

At the onset of the pandemic, we began to monitor our commercial clients in the tourism and hospitality industries closely as we considered these industries to be at higher risk for credit loss due to business shut-downs and travel restrictions. As of December 31, 2020, loans related to hotels and restaurants totaled $123.5 million, of which approximately $61.5 million had received deferral arrangements and 78% had returned to normal payments.  In addition, none of these loans were past due 30 days or more or on nonaccrual status as of December 31, 2020. During the first quarter of 2021, we downgraded ten loans in our hotel portfolio to special mention and substandard, so that we could continue to monitor these loans for risk of credit loss due to the pandemic. As of December 31, 2021, loans related to hotels and restaurants totaled $124.5 million. We will continue to review and evaluate the current financial performance and other relevant factors in order to determine the appropriate risk ratings for these loans.

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

As of December 31, 2021, all of our capital ratios, and the Bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We maintain access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the Bank.

SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial information for the periods and as of the dates indicated. We derived our balance sheet and income statement data for the years ended December 31, 2021, 2020, and 2019 from our audited consolidated financial statements. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes thereto, which are included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(dollars in thousands, except per share data)	2021	2020	2019
BALANCE SHEET DATA
Total assets	$2,925,548	$2,482,587	2,267,195
Investment securities	124,302	98,364	74,642
Loans (1)	2,489,877	2,142,867	1,943,525
Allowance for loan losses	30,408	44,149	16,642
Deposits	2,563,826	2,142,758	1,876,124
FHLB advances and other borrowings	-	25,000	110,000
Subordinated debentures	36,106	35,998	35,890
Common equity	277,901	228,294	205,860
Preferred stock	-	-	-
Shareholders’ equity	277,901	228,294	205,860
SELECTED RESULTS OF OPERATIONS DATA
Interest income	$93,167	$94,818	92,652
Interest expense	5,435	15,008	25,383
Net interest income	87,732	79,810	67,269
Provision for loan losses	(12,400)	29,600	2,300
Net interest income after provision for loan losses	100,132	50,210	64,969
Noninterest income	17,101	27,353	14,983
Noninterest expenses	56,430	53,744	44,473
Income before income tax expense	60,803	23,819	35,479
Income tax expense	14,092	5,491	7,621
Net income	46,711	18,328	27,858
Preferred stock dividends	-	-	-
Net income available to common shareholders	$46,711	$18,328	27,858
PER COMMON SHARE DATA
Basic	$5.96	$2.37	3.70
Diluted	5.85	2.34	3.58
Book value	35.07	29.37	26.83
Weighted average number of common shares outstanding:
Basic, in thousands	7,844	7,719	7,528
Diluted, in thousands	7,989	7,824	7,773
SELECTED FINANCIAL RATIOS
Performance Ratios:
Return on average assets	1.75%	0.76%	1.35%
Return on average equity	18.64%	8.49%	14.72%
Return on average common equity	18.64%	8.49%	14.72%
Net interest margin, tax equivalent(2)	3.45%	3.55%	3.43%
Efficiency ratio (3)	53.83%	50.15%	54.07%
Asset Quality Ratios:
Nonperforming assets to total loans (1)	0.20%	0.43%	0.35%
Nonperforming assets to total assets	0.17%	0.37%	0.30%
Net charge-offs to average total loans	0.06%	0.10%	0.08%
Allowance for loan losses to nonperforming loans	625.16%	547.14%	244.95%
Allowance for loan losses to total loans	1.22%	2.06%	0.86%
Holding Company Capital Ratios:
Total risk-based capital ratio	14.90%	14.38%	13.73%
Tier 1 risk-based capital ratio	12.65%	11.97%	11.63%
Leverage ratio	10.19%	9.70%	10.10%
Common equity tier 1 ratio(4)	12.09%	11.32%	10.94%
Tangible common equity(5)	9.50%	9.20%	9.08%
Growth Ratios:
Change in assets	17.84%	9.50%	19.29%
Change in loans	16.19%	10.26%	15.87%
Change in deposits	19.65%	14.21%	13.83%
Change in net income to common shareholders	154.86%	-34.21%	24.99%
Change in earnings per common share - diluted	150.00%	-34.64%	24.31%

Footnotes to table:

(1)	Excludes loans held for sale.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Noninterest expense divided by the sum of net interest income and noninterest income.
(4)	The common equity tier 1 ratio is calculated as the sum of common equity divided by risk-weighted assets.
(5)	The common equity ratio is calculated as total equity less preferred stock divided by total assets.

CRITICAL ACCOUNTING ESTIMATES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the U.S. and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements as of December 31, 2021.

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

Allowance for Loan Losses

The allowance for loan loss is management’s estimate of credit losses that will result from the inability of our borrowers to make required loan payments. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.

The allowance consists of general and specific components. For purposes of establishing the general reserve, we segment the loan portfolio into homogeneous groups of loans that possess similar risk characteristics and calculate the estimated loss based on historical loss percentages. In contrast, loans that do not share risk characteristics with other loans, such as impaired loans, are evaluated on an individual, or loan-by-loan, basis to determine whether a reserve is required based on the estimated cash flows or fair value of a collateral dependent loan. Our allowance levels are influenced by loan volume, loan grade or delinquency status, historic loss experience and other economic conditions.

Fair Valuation of Financial Instruments

Certain assets and liabilities are measured at fair value on a recurring basis, including securities and derivative instruments. Assets and liabilities carried at fair value inherently include subjectivity and may require the use of significant assumptions, adjustments and judgment including, among others, discount rates, rates of return on assets, cash flows, default rates, loss rates, terminal values and liquidation values. A significant change in assumptions may result in a significant change in fair value, which in turn, may result in a higher degree of financial statement volatility and could result in significant impact on our results of operations, financial condition or disclosures of fair value information.

The fair value hierarchy requires use of observable inputs first and subsequently unobservable inputs when observable inputs are not available. Our fair value measurements involve various valuation techniques and models, which involve inputs that are observable (Level 1 or Level 2 in fair value hierarchy), when available. The level of judgment required to determine fair value is dependent on the methods or techniques used in the process. Assets and liabilities that are measured at fair value using quoted prices in active markets (Level 1) do not require significant judgment while the valuation of assets and liabilities when quoted market prices are not available (Levels 2 and 3) may require significant judgment to assess whether observable or unobservable inputs for those assets and liabilities provide reasonable determination of fair value. See Note 14 to the Consolidated Financial Statements for additional information regarding the fair values measured at each level of the fair value hierarchy, additional discussion regarding fair value measurements, and a brief description of how fair value is determined for categories that have unobservable inputs.

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

RESULTS OF OPERATIONS

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the years ended December 31, 2021, 2020, and 2019, our net interest income was $87.7 million, $79.8 million, and $67.3 million, respectively. The $7.9 million, or 9.9%, increase in net interest income during 2021, compared to 2020, was driven by a $249.1 million increase in average earning assets, partially offset by a $69.7 million increase in our average interest-bearing liabilities. The increase in average earning assets was primarily related to an increase in average loans, while the increase in average interest-bearing liabilities was primarily driven by an increase in interest-bearing deposits. During 2020, our net interest income increased $12.5 million, or 18.6%, compared to 2019, while average interest-earning assets increased $328.1 million and average interest-bearing liabilities increased $152.2 million.

Interest income for the years ended December 31, 2021, 2020, and 2019 was $93.2 million, $94.8 million, and $92.7 million, respectively. A significant portion of our interest income relates to our strategy to maintain a large portion of our assets in higher earning loans compared to lower yielding investments and federal funds sold. As such, 98.3% of our interest income related to interest on loans during 2021, compared to 98.2% during 2020 and 96.0% during 2019. Also, included in interest income on loans was $1.4 million related to the net amortization of loan fees and capitalized loan origination costs for the years ended December 31, 2021 and 2020 and $1.2 million for the year ended December 31, 2019.

Interest expense was $5.4 million, $15.0 million, and $25.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. Interest expense on deposits for 2021 represented 71.9% of total interest expense, compared to 87.0% for 2020, and 93.5% for 2019, while interest expense on borrowings represented 28.1% of total interest expense for 2021, compared to 13.0% for 2020, and 6.5% for 2019. The decrease in interest expense on deposits during 2021 resulted from a decrease in deposit rates.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during 2021, 2020, and 2019. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning and interest-bearing accounts.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities at December 31, 2021, 2020 and 2019. We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. Nonaccrual loans are included in earning assets in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

Average Balances, Income and Expenses, Yields and Rates

	For the Year Ended December 31,
	2021			2020			2019
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$123,379	$233	0.19%	$105,344	$270	0.26%	$71,797	$1,622	2.26%
Investment securities, taxable	92,812	1,110	1.20%	74,517	1,253	1.68%	72,137	1,961	2.72%
Investment securities, nontaxable (1)	11,331	292	2.58%	6,262	210	3.36%	7,376	182	2.46%
Loans (2)	2,314,257	91,599	3.96%	2,106,569	93,133	4.42%	1,813,259	88,929	4.90%
Total earning assets	2,541,779	93,234	3.67%	2,292,692	94,866	4.14%	1,964,569	92,694	4.72%
Nonearning assets	126,654			103,212			101,647
Total assets	$2,668,433			$2,395,904			$2,066,216
Interest-bearing liabilities
NOW accounts	$306,669	204	0.07%	$255,514	352	0.14%	$205,513	555	0.27%
Savings & money market	1,176,820	2,454	0.21%	1,003,339	7,513	0.75%	864,708	15,086	1.74%
Time deposits	176,301	1,251	0.71%	301,078	5,190	1.72%	363,431	8,089	2.23%
Total interest-bearing deposits	1,659,790	3,909	0.24%	1,559,931	13,055	0.84%	1,433,652	23,730	1.66%
FHLB advances and other borrowings	704	11	1.56%	30,990	338	1.09%	21,914	736	3.36%
Subordinated debt	36,049	1,515	4.20%	35,940	1,615	4.49%	19,133	917	4.79%
Total interest-bearing liabilities	1,696,543	5,435	0.32%	1,626,861	15,008	0.92%	1,474,699	25,383	1.72%
Noninterest-bearing liabilities	721,267			553,098			402,216
Shareholders’ equity	250,623			215,945			189,301
Total liabilities and shareholders’ equity	$2,668,433			$2,395,904			$2,066,216
Net interest spread			3.35%			3.22%			3.00%
Net interest income(tax equivalent)/margin		$87,799	3.45%		$79,858	3.48%		$67,311	3.43%
Less: tax-equivalent adjustment (1)		(67)			(48)			(42)
Net interest income		$87,732			$79,810			$67,269

(1)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(2)	Includes loans held for sale and nonaccrual loans.

Our net interest margin, on a tax-equivalent basis (TE), was 3.45%, 3.48% and 3.43% for the years ended December 31, 2021, 2020 and 2019, respectively. Our net interest margin (TE) decreased three basis points in 2021, compared to 2020, due to the growth in average interest-earning assets at reduced yields being greater than the growth in interest-bearing liabilities which were also at reduced rates. During 2020, our net interest margin increased five basis points, compared to 2019, as the cost of our interest-bearing liabilities decreased quicker than the yield on our interest-earning assets due to our deposits repricing more frequently to market prices than our loan yields.

Our average interest-earning assets increased by $249.1 million during the year ended December 31, 2021, compared to 2020, while the related yield on our interest-earning assets decreased by 47 basis points. The increase in average interest-earning assets was driven primarily by a $207.7 million increase in average loan balances combined with a $18.0 million increase in federal funds sold and interest-bearing deposits with banks. In addition, the reduction in yield on our interest earning assets was driven by a 46 basis point decrease in loan yield as our loan portfolio continues to show the impact of the Federal Reserve’s aggregate 225 basis point interest rate reduction since August 2019. During the year ended December 31, 2020, our average interest-earning assets increased by $328.1 million, compared to 2019, while the yield on our interest-earning assets decreased by 58 basis points. The increase in average interest-earning assets was driven primarily by a $293.3 million increase in average loan balances combined with a $33.5 million increase in federal funds sold and interest-bearing deposits with banks. In addition, our loan yield decreased 48 basis points during 2020.

Our average interest-bearing liabilities increased by $69.7 million during 2021 while the cost of our interest-bearing liabilities decreased by 60 basis points. The increase in average interest-bearing liabilities was driven primarily by a $99.9 million increase in average interest-bearing deposits at an average rate of 0.24%. During 2020, our average interest-bearing liabilities increased by $152.2 million, compared to 2019, while the cost of our interest-bearing liabilities decreased by 80 basis points.

Our net interest spread was 3.35% for the year ended December 31, 2021, compared to 3.22% for the same period in 2020 and 3.00% for 2019. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 60 basis point decrease in the cost of our interest-bearing liabilities partially offset by a 47 basis point decrease in yield on our interest-earning assets resulted in a 13 basis point increase in our net interest spread for the 2021 period. We anticipate continued pressure on our net interest spread and net interest margin in future periods as our loan yield continues to decline due to new and renewed loans pricing at rates lower than our current portfolio rate.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Years Ended
	December 31, 2021 vs. 2020				December 31, 2020 vs. 2019
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$9,182	(9,754)	(962)	(1,534)	14,385	(8,763)	(1,418)	4,204
Investment securities	409	(380)	(109)	(80)	33	(708)	(11)	(686)
Federal funds sold	46	(71)	(12)	(37)	758	(1,438)	(672)	(1,352)
Total interest income	9,637	(10,205)	(1,083)	(1,651)	15,176	(10,909)	(2,101)	2,166
Interest expense
Deposits	6,455	(10,439)	(5,162)	(9,146)	2,088	(11,731)	(1,032)	(10,675)
FHLB advances and other borrowings	(330)	146	(143)	(327)	305	(497)	(206)	(398)
Subordinated debt	5	(105)	-	(100)	805	(57)	(50)	698
Total interest expense	6,130	(10,398)	(5,305)	(9,573)	3,198	(12,285)	(1,288)	(10,375)
Net interest income	$3,507	193	4,222	7,922	11,978	1,376	(813)	12,541

Net interest income, the largest component of our income, was $87.7 million for the year ended December 31, 2021, a $7.9 million increase from net interest income of $79.8 million for the year ended December 31, 2020. The increase in net interest income was driven by a $9.6 million decrease in interest expense, partially offset by a $1.7 million decrease in interest income. Reduced rates on our interest-bearing liabilities was the primary driver of the decrease in interest expense which was partially offset by a $69.7 million increase in the average balance of those liabilities. Interest income decreased $1.7 million driven by a decrease in rates on interest earning assets.

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

Following is a summary of the activity in the allowance for loan losses.

	December 31,
(dollars in thousands)	2021	2020	2019
Balance, beginning of period	$44,149	16,642	15,762
Provision for (reversal of) loan losses	(12,400)	29,600	2,300
Loan charge-offs	(2,166)	(3,414)	(1,515)
Loan recoveries	825	1,321	95
Net loan charge-offs	(1,341)	(2,093)	(1,420)
Balance, end of period	$30,408	44,149	16,642

For the year ended December 31, 2021, there was a reversal of the provision for loan losses of $12.4 million, bringing the allowance for loan losses to $30.4 million, or 1.22% of gross loans. In comparison, we added $29.6 million and $2.3 million to the provision for loan losses during the years ended December 31, 2020 and 2019, respectively, resulting in an allowance for loan losses of $44.1 million, or 2.06% of gross loans, as of December 31, 2020, and an allowance for loan losses of $16.6 million, or 0.86% of gross loans, as of December 31, 2019. The negative provision during 2021 was driven by a reduction in qualitative adjustment factors related to the overall improvement in economic conditions at both the national and regional levels as well as improvement in the credit quality of our loan portfolio, and a reduction in the historical loss percentages of our various loan categories due to the low charge-off percentage during the historical loss period. The increased provision during 2020 was driven by an increase to our qualitative environmental factors related to the uncertain economic and business conditions arising from the pandemic at both the national and regional levels. Factors such as the continued impact on the tourism and hospitality industries due to the pandemic, an increase in permanent job losses and unemployment rates as well as uncertainty in the political realm drove this increase.

During the year ended December 31, 2021, our net charge-offs were $1.3 million, representing 0.06% of average loans, and consisted of $2.2 million in loans charged-off, partially offset by $825 thousand of recoveries on loans previously charged-off. In addition, nonperforming assets decreased to 0.17% of total assets while our level of classified assets increased to 12.61% at December 31, 2021.

We reported net charge-offs of $2.1 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively, including recoveries of $1.3 million and $95,000 in 2020 and 2019, respectively. The net charge-offs of $2.1 million and $1.4 million during 2020 and 2019, respectively, represented 0.10% and 0.08% of the average outstanding loan portfolios for 2020 and 2019, respectively.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Year ended December 31,
(dollars in thousands)	2021	2020	2019
Mortgage banking income	$11,376	19,785	9,923
Service fees on deposit accounts	757	860	1,061
ATM and debit card income	2,092	1,741	1,728
Income from bank owned life insurance	1,231	1,091	1,001
Gain on sale of investment securities	-	3	727
Loss on extinguishment of debt	-	(37)	(1,496)
Net lender fees on PPP loan sale	-	2,247	-
Other income	1,645	1,663	2,039
Total noninterest income	$17,101	27,353	14,983

Noninterest income was $17.1 million for the year ended December 31, 2021, a $10.3 million, or 37.5%, decrease compared to noninterest income of $27.4 million for the year ended December 31, 2020. The decrease in noninterest income during 2021, compared to 2020, resulted primarily from the following:

•	Mortgage banking income decreased $8.4 million, or 42.5%, driven by low inventory in the housing market, lower refinance volumes, and a decrease in margin on loan sales. We do not expect mortgage origination volume to continue at levels seen in 2020 which will reduce the amount of mortgage banking income recorded in future periods in comparison to prior periods.

•	Service fees on deposit accounts declined $103,000, or 12.0%, related primarily to a reduction in Non-sufficient Funds (“NSF”) income and lockbox services income.

•	Net lender fees on PPP loan sale totaled $2.2 million during the 2020 period due to net fee income on the PPP loans we originated and then sold to a third party during the second quarter of 2020.

Offsetting these decreases in noninterest income was an increase in ATM and debit card income which was driven by additional transaction volume and an increase in bank owned life insurance as we purchased $7.5 million in additional life insurance.

Noninterest income was $27.4 million for the year ended December 31, 2020, a $12.4 million, or 82.6%, increase compared to noninterest income of $15.0 million for the year ended December 31, 2019. The increase in noninterest income during 2020, compared to 2019 resulted primarily from the following:

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

Offsetting these increases during 2020 were decreases in service fees on deposit accounts and other income. The decrease in service fees on deposit accounts is directly related to the impact of COVID-19 as we have waived certain fees in an effort to assist our clients during this time.

During the fourth quarter of 2019, the Company sold its Health Savings Account (“HSA”) deposit accounts, which totaled $6.2 million, to a nationwide HSA servicer and recognized a gain of approximately $745,000 from the sale.  Also during the fourth quarter of 2019, the Company sold $29.5 million of investment securities from its existing investment portfolio, recognizing a gain of approximately $720,000 and paid off $25.0 million of FHLB advances that resulted in a prepayment penalty of $1.5 million.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses.

	Years ended December 31,
(dollars in thousands)	2021	2020	2019
Compensation and benefits	$28,854	26,287	23,826
Mortgage production costs	8,753	9,898	6,436
Occupancy	6,950	6,226	5,513
Other real estate owned (income) expenses, net	385	1,223	(26)
Outside service and data processing costs	4,865	4,223	3,782
Insurance	1,149	1,380	813
Professional fees	2,057	1,771	1,327
Marketing	873	628	791
Other	2,544	2,108	2,011
Total noninterest expenses	$56,430	53,744	44,473

Noninterest expenses were $56.4 million for the year ended December 31, 2021, a $2.7 million, or 5.0%, increase from noninterest expense of $53.7 million for 2020.

The increase in total noninterest expenses during 2021, compared to 2020, resulted primarily from the following:

•	Compensation and benefits expense increased $2.6 million, or 9.8%, during 2021 relating primarily to a $2.5 million increase in salaries and incentive compensation. During 2021, we grew by 24 employees. 13 of which were hired to support growth in our North Carolina offices.

•	Occupancy expenses increased $724,000, or 11.6%, driven by increased rent expense and depreciation on our new office in Charlotte, North Carolina as well as additional depreciation, insurance, property taxes and maintenance expenses related to all of our properties.

•	Outside service and data processing costs increased $642,000, or 15.2%, primarily due to increased electronic banking, software licensing costs and ATM card related expenses.

•	Professional fees increased $286,000, or 16.1%, driven by increased audit, legal and various consulting fees.

Partially offsetting the above increases were the following decreases in noninterest expense:

•	Mortgage production costs decreased $1.1 million, or 11.6%, driven by a decrease in salaries and benefits expense, primarily related to commissions paid on sales activity.

•	Other real estate owned expenses decreased $838,000 due to one large valuation adjustment on a commercial property in 2020.

•	Insurance expenses decreased $231,000, or 16.7%, resulting primarily from reduced FDIC assessments during 2021.

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

Our efficiency ratio was 53.8% for 2021 compared to 50.2% for 2020. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The increase during the 2021 period relates primarily to the decrease in noninterest income, combined with the increase in noninterest expense compared to 2020.

Income Taxes

Income tax expense was $14.1 million, $5.5 million and $7.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our effective tax rate was 23.2% for the year ended December 31, 2021, compared to 23.1% for 2020, and 21.5% for 2019. The increase in the effective rate for the 2021 and 2020 periods is related to the greater impact of various employee stock option transactions that occurred during the 2019 period.

Investment Securities

At December 31, 2021 and 2020, our investment securities portfolio was $124.3 million and $98.4 million, respectively, and represented approximately 4.2% and 4.0% of our total assets, respectively. Our available for sale investment portfolio included Corporate bonds, US treasuries, U.S. agency securities, SBA securities, state and political subdivisions, mortgage-backed securities, and asset-backed securities with a fair value of $120.3 million and amortized cost of $121.2 million for an unrealized loss of $937,000 at December 31, 2021 compared to a fair value of $94.7 million and amortized cost of $93.4 million for an unrealized gain of $1.3 million at December 31, 2020.

The amortized costs and the fair value of our investments are as follows.

	December 31,
	2021		2020		2019
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Available for Sale
Corporate bonds	$2,198	2,188	-	-	-	-
US treasuries	999	992	-	-	-	-
US government agencies	14,504	14,169	6,500	6,493	500	499
SBA securities	429	438	504	485	550	531
State and political subdivisions	24,887	25,176	18,614	19,388	4,205	4,184
Asset-backed securities	10,136	10,164	11,587	11,529	13,351	13,167
Mortgage-backed securities	68,065	67,154	56,229	56,834	49,465	49,313
Total	$121,218	120,281	93,434	94,729	68,071	67,694

Contractual maturities and yields on our investments are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2021
	Less Than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
Corporate bonds	$-	-	$-	-	$2,188	1.98%	$-	-	$2,188	1.98%
US treasuries	-	-	-	-	992	1.27%	-	-	992	1.27%
US government agencies	-	-	2,482	0.36%	8,756	1.31%	2,932	1.79%	14,169	1.24%
SBA securities	-	-	-	-	-	-	438	1.01%	438	1.01%
State and political subdivisions	-	-	470	2.13%	4,282	1.61%	20,423	2.21%	25,176	2.11%
Asset-backed securities	-	-	-	-	1,614	1.79%	8,550	0.97%	10,164	1.10%
Mortgage-backed securities	387	2.10%	4,411	1.29%	9,121	1.59%	53,235	1.38%	67,154	1.40%
Total	$387	2.10%	$7,363	1.03%	$26,953	1.53%	$85,578	1.55%	$120,281	1.52%

Other investments are comprised of the following and are recorded at cost which approximates fair value.

	December 31,
(dollars in thousands)	2021	2020
Federal Home Loan Bank stock	$1,241	3,103
Other investments	2,377	129
Investment in Trust Preferred subsidiaries	403	403
Total	$4,021	3,635

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the years ended December 31, 2021 and 2020 were $2.31 billion and $2.11 billion, respectively. Before allowance for loan losses, total loans outstanding at December 31, 2021 and 2020 were $2.49 billion and $2.14 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of December 31, 2021, our loan portfolio included $2.13 billion, or 85.5%, of real estate loans, compared to $1.81 billion, or 84.6%, as of December 31, 2020. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. In addition to traditional residential mortgage loans, we issue second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $154.8 million as of December 31, 2021, of which approximately 49% were in a first lien position, while the remaining balance was second liens, compared to $157.0 million as of December 31, 2020, of which approximately 45% were in first lien positions and the remaining balance was in second liens. The average home equity loan had a balance of approximately $81,000 and a loan to value of approximately 62% as of December 31, 2021, compared to an average loan balance of $83,000 and a loan to value of approximately 62% as of December 31, 2020. Further, 1.0% and 0.2% of our total home equity lines of credit were over 30 days past due as of December 31, 2021 and 2020, respectively.

Following is a summary of our loan composition for each of the five years ended December 31, 2021. Of the $347.0 million in loan growth in 2021, $165.6 million of growth was in commercial related loans, while $181.4 million of growth was in consumer related loans, specifically consumer real estate mortgages which grew by $158.1 million during 2021. The increase in consumer real estate loans is related to our focus to continue to originate high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $454,000, a term of 21 years, and an average rate of 3.47%.

	December 31,
	2021		2020		2019
		% of		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial
Owner occupied RE	$488,965	19.6%	$433,320	20.2%	$407,851	21.0%
Non-owner occupied RE	666,833	26.8%	585,269	27.3%	501,878	25.8%
Construction	64,425	2.6%	61,467	2.9%	80,486	4.1%
Business	333,049	13.4%	307,599	14.4%	308,123	15.9%
Total commercial loans	1,553,272	62.4%	1,387,655	64.8%	1,298,338	66.8%
Consumer
Real estate	694,401	27.9%	536,311	25.0%	398,245	20.5%
Home equity	154,839	6.2%	156,957	7.3%	179,738	9.3%
Construction	59,846	2.4%	40,525	1.9%	41,471	2.1%
Other	27,519	1.1%	21,419	1.0%	25,733	1.3%
Total consumer loans	936,605	37.6%	755,212	35.2%	645,187	33.2%
Total gross loans, net of deferred fees	2,489,877	100.0%	2,142,867	100.0%	1,943,525	100.0%
Less – allowance for loan losses	(30,408)		(44,149)		(16,642)
Total loans, net	$2,459,469		$2,098,718		$1,926,883

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

The following table summarizes the composition and maturities of the loan portfolio.

	December 31, 2021
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$16,858	120,480	316,261	35,366	488,965
Non-owner occupied RE	47,453	329,085	263,317	26,978	666,833
Construction	4,882	16,393	29,310	13,840	64,425
Business	66,833	152,732	109,008	4,476	333,049
Total commercial loans	136,026	618,690	717,896	80,660	1,553,272
Consumer
Real estate	14,632	45,219	162,655	471,895	694,401
Home equity	2,178	21,280	125,427	5,954	154,839
Construction	962	594	8,956	49,334	59,846
Other	8,071	15,711	3,341	396	27,519
Total consumer loans	25,843	82,804	300,379	527,579	936,605
Total gross loan, net of deferred fees	$161,869	701,494	1,018,275	608,239	2,489,877

The following table summarizes the loans due after one year by category.

	Interest Rate
(dollars in thousands)	Fixed	Floating or Adjustable
Commercial
Owner occupied RE	463,589	8,518
Non-owner occupied RE	533,565	85,815
Construction	57,139	2,404
Business	191,522	74,694
Total commercial loans	1,245,815	171,431
Consumer
Real estate	679,756	13
Home equity	12,850	139,811
Construction	58,884	-
Other	13,220	6,228
Total consumer loans	764,710	146,052
Total gross loan, net of deferred fees	2,010,525	317,483

Nonperforming Assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans for the five years ended December 31, 2021. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status.

	December 31,
(dollars in thousands)	2021	2020	2019
Commercial
Owner occupied RE	$-	-	-
Non-owner occupied RE	270	1,143	188
Construction	-	139	-
Business	-	195	235
Consumer
Real estate	989	2,536	1,829
Home equity	653	547	431
Construction	-	-	-
Other	-	-	-
Nonaccruing troubled debt restructurings (TDRs)	2,952	3,509	4,111
Total nonaccrual loans, including nonaccruing TDRs	4,864	8,069	6,794
Other real estate owned	-	1,169	-
Total nonperforming assets	$4,864	9,238	6,794
Asset Quality Ratios:
Nonperforming assets/total assets	0.17%	0.37%	0.30%
Nonaccrual loans/gross loans	0.20%	0.38%	0.35%
Total loans over 90 days past due (1)	$554	2,296	2,038
Loans over 90 days past due and still accruing	-	-	-
Accruing troubled debt restructurings	3,299	4,893	5,219

(1)	Loans over 90 days are included in nonaccrual loans

At December 31, 2021, nonperforming assets were $4.9 million, or 0.17% of total assets and 0.20% of gross loans, compared to $9.2 million, or 0.37% of total assets and 0.43% of gross loans at December 31, 2020. Nonaccrual loans decreased $3.2 million to $4.9 million at December 31, 2021 from $8.1 million at December 31, 2020. During 2021, we added three new loans totaling $1.1 million to nonaccrual, while nine loans totaling $1.4 million paid off, three loans totaling $1.5 million were returned to accruing status and one loan totaling $367,000 was transferred to other real estate owned. The amount of foregone interest income on the nonaccrual loans for the years ended December 31, 2021 and 2020 was approximately $55,000 and $61,000, respectively.

At December 31, 2021, our allowance for loan losses represented 625.16% of nonaccrual loans, compared to 547.14% at year-end 2020 and 244.95% at year-end 2019. A significant portion, or 95.1%, of nonaccrual loans at December 31, 2021 were secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. As a result of this level of coverage on nonaccrual loans, we believe the allowance for loan losses of $30.4 million for the year ended December 31, 2021 is adequate.

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

In addition, approximately 86% of our loans are collateralized by real estate and approximately 97% of our impaired loans are secured by real estate. We use third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to review impaired loans at least annually and determine whether it is necessary to obtain an updated appraisal, either through a new external appraisal or an internal appraisal evaluation. We individually review our impaired loans on a quarterly basis to determine the level of impairment. As of December 31, 2021, we do not have any impaired loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At December 31, 2021, impaired loans totaled approximately $8.2 million for which $2.9 million of these loans have a reserve of approximately $836,000 allocated in the allowance. During 2021, the average recorded investment in impaired loans was approximately $12.5 million. At December 31, 2020, impaired loans totaled approximately $13.0 million for which $5.1 million of these loans had a reserve of approximately $1.7 million allocated in the allowance. During 2020, the average recorded investment in impaired loans was approximately $14.6 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of December 31, 2021 and 2020, we had $6.3 million and $8.4 million, respectively, in loans that we considered TDRs. As permitted by the CARES Act, we do not consider loan modifications to borrowers affected by COVID-19 to be TDRs unless the borrower was 30 days or more past due before December 31, 2019. See Notes 1 and 5 to the Consolidated Financial Statements for additional information on TDRs.

In addition, potential problem loans, which are loans rated substandard and not included in nonperforming loans or TDRs, amounted to approximately $35.9 million, or 1.44% of gross loans at December 31, 2021, compared to $19.6 million, or 0.92% of gross loans at December 31, 2020. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. The increase in potential problem loans since December 31, 2020 is primarily the result of five hotel loans that were downgraded during the first quarter of 2021, increasing total potential problem loans by approximately $13.7 million. As of December 31, 2021 these five loans were each accruing and performing as agreed.

Allowance for Loan Losses

At December 31, 2021 and December 31, 2020, the allowance for loan losses was $30.4 million and $44.1 million, respectively, or 1.22% and 2.06% of outstanding loans, respectively. The allowance for loan losses as a percentage of our outstanding loan portfolio decreased from the prior year primarily due a reduction in qualitative adjustment factors related to the overall improvement in economic conditions at both the national and regional levels as well as a reduction in the historical loss percentages of our various loan categories. In addition, despite the increase in potential problem loans, the credit quality of our loan portfolio improved with our nonperforming assets decreasing to 0.17% compared to 0.37%, as a percentage of total assets, at December 31, 2021 and 2020, respectively. However, our classified assets increased to 12.6% of capital as of December 31, 2021, compared to 8.2% of capital as of December 31, 2020 due to the five hotel loans that were downgraded during the first quarter of 2021. See Note 4 to the Consolidated Financial Statements for more information on our allowance for loan losses.

The negative provision during 2021 was driven by a reduction in qualitative adjustment factors related to the overall improvement in economic conditions at both the national and regional levels as well as improvement in the credit quality of our loan portfolio, and a reduction in the historical loss percentages of our various loan categories due to the low charge-off percentage during the historical loss period.

The following table summarizes the net charge-off detail as a percentage of average loans by loan composition for the three years ended December 31, 2021.

	Year ended December 31,
(dollars in thousands)	2021		2020		2019
	Amount	%	Amount	%	Amount	%
Net charge-offs:
Commercial
Owner occupied RE	$94	0.00%	$(29)	0.00%	$(110)	0.01%
Non-owner occupied RE	(573)	0.03%	(838)	0.04%	(237)	0.01%
Construction	-	-	-	-	-	-
Business	(943)	0.04%	(839)	0.04%	(867)	0.05%
Total commercial	(1,422)	0.06%	(1,706)	0.08%	(1,214)	0.07%
Consumer
Real estate	18	0.00%	(116)	0.01%	37	0.00%
Home equity	62	0.00%	(230)	0.01%	(172)	0.01%
Construction	-	-	-	-	-	-
Other	1	0.00%	(41)	0.00%	(71)	0.00%
Total consumer	81	0.00%	(387)	0.02%	(206)	0.01%
Net loan charge-offs	$(1,341)		$(2,093)		$(1,420)
Net loan charge-offs as a % of average loans		0.06%		0.10%		0.08%

The following table summarizes the allocation of the allowance for loan losses among the various loan categories.

	Year ended December 31,
(dollars in thousands)	2021		2020
	Amount	%(1)	Amount	%(1)
Commercial
Owner occupied RE	$4,754	19.6%	$8,145	20.2%
Non-owner occupied RE	10,518	26.8%	12,049	27.3%
Construction	625	2.6%	1,154	2.9%
Business	4,861	13.4%	7,845	14.4%
Total commercial	20,758	62.4%	29,193	64.8%
Consumer
Real estate	7,054	27.9%	10,453	25.0%
Home equity	1,698	6.2%	3,249	7.3%
Construction	578	2.4%	747	1.9%
Other	320	1.1%	507	1.0%
Total consumer	9,650	37.6%	14,956	35.2%
Total allowance for loan losses	$30,408	100.0%	$44,149	100.0%

(1)	Percentage of loans in each category to total loans

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

Our retail deposits represented $2.56 billion, or 100.0% of total deposits at December 31, 2021. At December 31, 2020, retail deposits represented $2.12 billion, or 99.0% of our total deposits, and brokered deposits were $22.0 million, representing 1.0% of our total deposits, at December 31, 2020. Our loan-to-deposit ratio was 97%, 100%, and 104% at December 31, 2021, 2020, and 2019, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	December 31,
	2021		2020		2019
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$671,223	-%	$513,576	-%	$367,674	-%
Interest bearing demand deposits	306,669	0.07%	255,514	0.14%	205,513	0.27%
Money market accounts	1,143,904	0.21%	981,226	0.76%	849,225	1.78%
Savings accounts	32,916	0.05%	22,113	0.05%	15,483	0.06%
Time deposits less than $100,000	30,217	0.54%	41,406	1.40%	58,043	1.88%
Time deposits greater than $100,000	146,084	0.75%	259,672	1.27%	305,388	1.72%
Total deposits	$2,331,013	0.17%	$2,073,507	0.57%	$1,801,326	1.22%

During the 12 months ended December 31, 2021, our average transaction account balances increased by $382.3 million, or 21.6%, while our average time deposit balances decreased by $124.8 million, or 41.4%. Core deposits exclude out-of-market deposits and time deposits of $250,000 or more and provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $2.48 billion, $2.01 billion, and $1.66 billion at December 31, 2021, 2020 and 2019, respectively.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $250,000 or more is as follows:

	December 31,
(dollars in thousands)	2021	2020
Three months or less	$35,151	118,714
Over three through six months	13,746	608
Over six through twelve months	20,521	1,416
Over twelve months	14,995	10,117
Total	$84,413	130,855

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2021 and December 31, 2020 were $84.4 million and $130.9 million, respectively.

At December 31, 2021 and 2020, the Company estimates that it has approximately $1.2 billion and $879.1 million, respectively, in uninsured deposits including related interest accrued and unpaid. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, the amounts above are estimates and are based on the same methodologies and assumptions used for the bank’s regulatory reporting requirements by the FDIC for the Call Report.

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

At December 31, 2021 and 2020, our cash and cash equivalents amounted to $167.2 million and $100.7 million, or 5.7% and 4.1% of total assets, respectively. Our investment securities at December 31, 2021 and 2020 amounted to $124.3 million and $98.4 million, or 4.2% and 4.0% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain five federal funds purchased lines of credit with correspondent banks totaling $118.5 million to meet short-term liquidity needs. There were no borrowings against the lines at December 31, 2021.

We are also a member of the FHLB of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2021 was $580.7 million, based on the Bank’s $1.2 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at December 31, 2021 we had $254.5 million of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $15.0 million, which was unused at December 31, 2021. The line of credit was renewed on December 21, 2021 at an interest rate of One Month CME Term SOFR plus 3.5% and a maturity date of December 20, 2023.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $277.9 million at December 31, 2021 and $228.3 million at December 31, 2020. The $49.6 million increase during 2021 is due primarily to net income to common shareholders of $46.7 million, stock option exercises and expenses of $4.7 million and $1.8 million loss in other comprehensive income.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) for the three years ended December 31, 2021. Since our inception, we have not paid cash dividends.

	December 31,
(dollars in thousands)	2021	2020	2019
Return on average assets	1.75%	0.76%	1.35%
Return on average equity	18.64%	8.49%	14.72%
Return on average common equity	18.64%	8.49%	14.72%
Average equity to average assets ratio	9.39%	9.01%	9.16%
Tangible common equity to assets ratio	9.50%	9.20%	9.08%

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

Regulatory capital rules, which we refer to Basel III, impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies other than “small bank holding companies,” generally holding companies with consolidated assets of less than $3 billion (such as the Company). In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of our minimum risk-based capital requirements. This buffer must consist solely of common equity Tier 1, but the buffer applies to all three measurements (common equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer consists of an additional amount of CET1 equal to 2.5% of risk-weighted assets.

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of December 31, 2021, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements. See Note 23 to the Consolidated Financial Statements for ratios of the Company.

	Actual		For capital adequacy purposes minimum (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total Capital (to risk weighted assets)	$331,052	14.36%	$184,418	8.00%	$230,522	10.00%
Tier 1 Capital (to risk weighted assets)	302,217	13.11%	138,313	6.00%	184,418	8.00%
Common Equity Tier 1 (to risk weighted assets)	302,217	13.11%	103,735	4.50%	149,839	6.50%
Tier 1 Capital (to average assets)	302,217	10.55%	114,537	4.00%	143,172	5.00%

As of December 31, 2020
Total Capital (to risk weighted assets)	$279,414	13.92%	$160,554	8.00%	$200,693	10.00%
Tier 1 Capital (to risk weighted assets)	254,092	12.66%	120,416	6.00%	160,554	8.00%
Common Equity Tier 1 (to risk weighted assets)	254,092	12.66%	90,312	4.50%	130,451	6.50%
Tier 1 Capital (to average assets)	254,092	10.26%	99,094	4.00%	123,867	5.00%

As of December 31, 2019
Total Capital (to risk weighted assets)	$250,847	13.31%	$150,807	8.00%	$188,510	10.00%
Tier 1 Capital (to risk weighted assets)	234,205	12.42%	113,106	6.00%	150,807	8.00%
Common Equity Tier 1 (to risk weighted assets)	234,205	12.42%	84,829	4.50%	122,531	6.50%
Tier 1 Capital (to average assets)	234,205	10.80%	86,772	4.00%	108,465	5.00%

(1)	Ratios do not include the capital conservation buffer of 2.5%.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2021, unfunded commitments to extend credit were approximately $618.7 million, of which $205.4 million were at fixed rates and $413.3 million were at variable rates. At December 31, 2020, unfunded commitments to extend credit were $480.1 million, of which approximately $114.6 million were at fixed rates and $365.5 million were at variable rates. A majority of the unfunded commitments related to commercial business lines of credit and home equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2021 and 2020, there were $10.2 million and $8.7 million of commitments under letters of credit, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

We actively monitor and manage our interest rate risk exposure to seek to control the mix and maturities of our assets and liabilities utilizing a process we call asset/liability management. The essential purposes of asset/liability management are to seek to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities in order to minimize potentially adverse impacts on earnings from changes in market interest rates. Our asset/liability management committee (“ALCO”) monitors and considers methods of managing exposure to interest rate risk. We have both an internal ALCO consisting of senior management that meets at various times during each month and a board ALCO that meets monthly. The ALCOs are responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

As of December 31, 2021, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	(13.99)%
Up 200 basis points	(9.01)%
Up 100 basis points	(4.30)%
Base	-
Down 100 basis points	(1.87)%
Down 200 basis points	(2.91)%
Down 300 basis points	(3.45)%

Contractual Obligations

We have commitments with various investment partners under the Small Business Investment Company (“SBIC”) and the Rural Business Investment Company (“RBIC”) Programs for which we have committed to make capital contributions from time to time.

We utilize a variety of short-term and long-term borrowings to supplement our supply of lendable funds, to assist in meeting deposit withdrawal requirements, and to fund growth of interest-earning assets in excess of traditional deposit growth. Certificates of deposit, structured repurchase agreements, FHLB advances, and subordinated debentures serve as our primary sources of such funds.

Obligations under noncancelable operating lease agreements are payable over several years with the longest obligation expiring in 2032. We do not feel that any existing noncancelable operating lease agreements are likely to materially impact our financial condition or results of operations in an adverse way. Contractual obligations relative to these agreements are noted in the table below. Option periods that we have not yet exercised are not included in this analysis as they do not represent contractual obligations until exercised.

The following table provides payments due by period for obligations under long-term borrowings and operating lease obligations as of December 31, 2021.

	December 31, 2021
	Payments Due by Period
(dollars in thousands)	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Four Years	After Five Years	Total
Certificates of deposit	$119,674	20,195	6,810	5,803	110	152,592
Subordinated debentures	-	-	-	-	36,106	36,106
Operating lease obligations	1,974	1,939	1,990	2,046	26,188	34,137
Total	$121,648	22,134	8,800	7,849	62,404	222,835

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

PART II

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

Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this evaluation under the COSO criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the internal control structure over financial reporting as of December 31, 2021 has been audited by Elliott Davis, LLC, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

/s/ R. Arthur Seaver, Jr.	/s/ Michael D. Dowling
Chief Executive Officer	Chief Financial Officer & Chief Operating Officer
Southern First Bancshares, Inc.	Southern First Bancshares, Inc.

Report of Independent Registered Public Accounting Firm (PCAOB ID 149)

To the Shareholders and Board of Directors of

Southern First Bancshares, Inc. and Subsidiary

Opinion on the Internal Control Over Financial Reporting

We have audited Southern First Bancshares, Inc. and Subsidiary's (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021 of the Company and our report dated March 4, 2022 expressed an unqualified opinion.

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

/s/ Elliott Davis, LLC

Greenville, South Carolina

March 4, 2022

Report of Independent Registered Public Accounting Firm (PCAOB ID 149)

To the Shareholders and Board of Directors of

Southern First Bancshares, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southern First Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 4, 2022, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As described in Note 4 to the Company’s consolidated financial statements, the Company has a gross loan portfolio of $2.5 billion and related allowance for loan losses of $30.4 million as of December 31, 2021. As described by the Company in Note 1, the evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses is evaluated on a regular basis and is based upon the Company’s review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.

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

Greenville, South Carolina

March 4, 2022

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2021	2020
ASSETS
Cash and cash equivalents:
Cash and due from banks	$21,770	$12,920
Federal funds sold	86,882	21,744
Interest-bearing deposits with banks	58,557	66,023
Total cash and cash equivalents	167,209	100,687
Investment securities:
Investment securities available for sale	120,281	94,729
Other investments	4,021	3,635
Total investment securities	124,302	98,364
Mortgage loans held for sale	13,556	60,257
Loans	2,489,877	2,142,867
Less allowance for loan losses	(30,408)	(44,149)
Loans, net	2,459,469	2,098,718
Bank owned life insurance	49,833	41,102
Property and equipment, net	92,370	60,236
Deferred income taxes, net	8,397	9,518
Other assets	10,412	13,705
Total assets	$2,925,548	$2,482,587
LIABILITIES
Deposits	$2,563,826	$2,142,758
Federal Home Loan Bank advances and other borrowings	-	25,000
Subordinated debentures	36,106	35,998
Other liabilities	47,715	50,537
Total liabilities	2,647,647	2,254,293
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 7,925,819 and 7,772,748 shares issued and outstanding at December 31, 2021 and 2020, respectively	79	78
Nonvested restricted stock	(1,435)	(698)
Additional paid-in capital	114,226	108,831
Accumulated other comprehensive income (loss)	(740)	1,023
Retained earnings	165,771	119,060
Total shareholders’ equity	277,901	228,294
Total liabilities and shareholders’ equity	$2,925,548	$2,482,587

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(dollars in thousands, except per share data)	2021	2020	2019
Interest income
Loans	$91,599	93,133	88,929
Investment securities	1,335	1,415	2,101
Federal funds sold and interest-bearing deposits with banks	233	270	1,622
Total interest income	93,167	94,818	92,652
Interest expense
Deposits	3,909	13,055	23,730
Borrowings	1,526	1,953	1,653
Total interest expense	5,435	15,008	25,383
Net interest income	87,732	79,810	67,269
Provision for (reversal of) loan losses	(12,400)	29,600	2,300
Net interest income after provision for loan losses	100,132	50,210	64,969
Noninterest income
Mortgage banking income	11,376	19,785	9,923
Service fees on deposit accounts	757	860	1,061
ATM and debit card income	2,092	1,741	1,728
Income from bank owned life insurance	1,231	1,091	1,001
Gain on sale of investment securities, net	(3)	3	727
Loss on extinguishment of debt	-	(37)	(1,496)
Net lender fees on PPP loan sale	-	2,247	-
Other income	1,648	1,663	2,039
Total noninterest income	17,101	27,353	14,983
Noninterest expenses
Compensation and benefits	28,854	26,287	23,826
Mortgage production costs	8,753	9,898	6,436
Occupancy	6,950	6,226	5,513
Other real estate owned (income) expenses, net	385	1,223	(26)
Outside service and data processing costs	4,865	4,223	3,782
Insurance	1,149	1,380	813
Professional fees	2,057	1,771	1,327
Marketing	873	628	791
Other	2,544	2,108	2,011
Total noninterest expenses	56,430	53,744	44,473
Income before income tax expense	60,803	23,819	35,479
Income tax expense	14,092	5,491	7,621
Net income available to common shareholders	$46,711	18,328	27,858
Earnings per common share
Basic	$5.96	2.37	3.70
Diluted	$5.85	2.34	3.58
Weighted average common shares outstanding
Basic	7,843,692	7,718,615	7,528,283
Diluted	7,988,980	7,824,214	7,772,544

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(dollars in thousands)	2021	2020	2019
Net income	$46,711	18,328	27,858
Other comprehensive income:
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	(2,232)	1,675	1,510
Tax (expense) benefit	467	(352)	(317)
Reclassification of realized (gain) loss	3	(3)	(727)
Tax expense	(1)	1	153
Other comprehensive income (loss)	(1,763)	1,321	619
Comprehensive income	$44,948	19,649	28,477

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

							Accumulated
							other
					Nonvested	Additional	comprehensive
	Common stock		Preferred stock		restricted	paid-in	income	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	(loss)	Earnings	Total
December 31, 2018	7,466,481	$75	-	$-	$(741)	$102,625	$(917)	$72,874	$173,916
Net income	-	-	-	-	-	-	-	27,858	27,858
Proceeds from exercise of stock options	191,497	2	-	-	-	1,767	-	-	1,769
Issuance of restricted stock, net of forfeitures	14,700	-	-	-	(490)	490	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	428	-	-	-	428
Compensation expense related to stock options, net of tax	-	-	-	-	-	1,270	-	-	1,270
Other comprehensive income	-	-	-	-	-	-	619	-	619
December 31, 2019	7,672,678	$77	-	$-	$(803)	$106,152	$(298)	$100,732	$205,860
Net income	-	-	-	-	-	-	-	18,328	18,328
Proceeds from exercise of stock options	93,870	1	-	-	-	1,387	-	-	1,388
Issuance of restricted stock, net of forfeitures	6,200	-	-	-	(275)	275	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	380	-	-	-	380
Compensation expense related to stock options, net of tax	-	-	-	-	-	1,017	-	-	1,017
Other comprehensive income	-	-	-	-	-	-	1,321	-	1,321
December 31, 2020	7,772,748	$78	-	$-	$(698)	$108,831	$1,023	$119,060	$228,294
Net income	-	-	-	-	-	-	-	46,711	46,711
Proceeds from exercise of stock options	127,871	1	-	-	-	3,011	-	-	3,012
Issuance of restricted stock, net of forfeitures	25,200	-	-	-	(1,236)	1,236	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	499	-	-	-	499
Compensation expense related to stock options, net of tax	-	-	-	-	-	1,148	-	-	1,148
Other comprehensive loss	-	-	-	-	-	-	(1,763)	-	(1,763)
December 31, 2021	7,925,819	$79	-	$-	$(1,435)	$114,226	$(740)	$165,771	$277,901

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(dollars in thousands)	2021	2020	2019
Operating activities
Net income	$46,711	18,328	27,858
Adjustments to reconcile net income to cash provided by operating activities:
Provision for (reversal of) loan losses	(12,400)	29,600	2,300
Depreciation and other amortization	2,319	2,190	1,915
Accretion and amortization of securities discounts and premiums, net	935	710	432
Write-down of real estate owned	-	1,029	-
Loss on sale of other real estate owned	376
(Gain) loss on sale of investment securities available for sale	3	(3)	(727)
Gain on sale of fixed assets	(10)	(196)	-
Net change in operating leases	605	180	585
Compensation expense related to stock options and restricted stock grants	1,647	1,397	1,698
Gain on sale of loans held for sale	(13,676)	(21,186)	(10,219)
Loans originated and held for sale	(486,145)	(594,289)	(380,632)
Proceeds from sale of loans held for sale	546,522	582,264	373,046
Increase in cash surrender value of bank owned life insurance	(1,231)	(1,091)	(1,001)
Increase (decrease) in deferred tax asset	1,589	(2,741)	(420)
(Increase) decrease in other assets, net	2,126	(4,670)	(600)
Increase (decrease) in other liabilities, net	(11,302)	9,097	4,074
Net cash provided by operating activities	78,069	20,619	18,309
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(348,718)	(203,632)	(267,613)
Purchase of property and equipment	(26,509)	(7,276)	(8,431)
Purchase of investment securities:
Available for sale	(49,393)	(50,854)	(39,930)
Other investments	(2,250)	(2,338)	(4,675)
Proceeds from maturities, calls and repayments of investment securities:
Available for sale	20,673	24,784	19,212
Other investments	1,861	5,651	1,848
Proceeds from sale of investment securities available for sale	-	-	29,006
Purchase of bank owned life insurance policies	(7,500)	-	(5,000)
Proceeds from sale of fixed assets	50	2,895	-
Proceeds from sale of other real estate owned	1,159	-	-
Net cash used for investing activities	(410,627)	(230,770)	(275,583)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	421,068	266,634	227,988
Increase (decrease) in Federal Home Loan Bank advances and other borrowings	(25,000)	(85,000)	60,000
Increase of subordinated debt	-	-	22,460
Proceeds from the exercise of stock options	3,012	1,388	1,769
Net cash provided by financing activities	399,080	183,022	312,217
Net increase (decrease) in cash and cash equivalents	66,522	(27,129)	54,943
Cash and cash equivalents, beginning of year	100,687	127,816	72,873
Cash and cash equivalents, end of year	$167,209	100,687	127,816
Supplemental information
Cash paid for
Interest	$6,402	16,312	25,156
Income taxes	21,652	2,741	7,883
Schedule of non-cash transactions
Foreclosure of other real estate	367	2,198	-
Unrealized gain (loss) on securities, net of income taxes	(1,763)	1,323	1,193
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	10,221	2,115	21,459

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

The Bank makes loans to individuals and businesses in the Upstate, Midlands, and Lowcountry regions of South Carolina as well as the Triangle, Triad and Charlotte regions of North Carolina and Atlanta, Georgia for various personal and commercial purposes. The Bank’s loan portfolio has a concentration of real estate loans. As of December 31, 2021 and 2020, real estate loans represented 85.5% and 84.6%, respectively, of total loans. However, borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

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

As of December 31, 2021, the Company’s and the Bank’s capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

The Company maintains access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the subsidiary bank. As of December 31, 2021, the $15.0 million line was unused.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest bearing deposits and federal funds sold. Cash and cash equivalents have original maturities of three months or less, and federal funds sold are generally purchased and sold for one-day periods. Accordingly, the carrying value of these instruments is deemed to be a reasonable estimate of fair value. At December 31, 2021 and 2020, included in cash and cash equivalents was $5.2 million and $12.6 million, respectively, on deposit with the Federal Reserve Bank.

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

Other Investments

Other investments include stock acquired for membership and regulatory purposes, such as Federal Home Loan Bank of Atlanta (“FHLB”) stock, investments in unconsolidated subsidiaries and other nonmarketable securities. FHLB stock is generally pledged against any borrowings from the FHLB and cash dividends on our FHLB stock are recorded in investment income. Other nonmarketable securities consist of investments in funds related to the Small Business Investment Company (“SBIC”) and Rural Business Investment Company (“RBIC”) Programs. No ready market exists for these stocks and they have no quoted market value. As a result, these securities are carried at cost and are periodically evaluated for impairment.

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

In accordance with the CARES Act, the Company implemented loan modification programs in response to the COVID-19 pandemic, and the Company elected the accounting policy in the CARES Act to not apply TDR accounting to loans modified for borrowers impacted by the COVID-19 pandemic. In 2020, the Company granted short-term loan deferrals to six client relationships which were considered TDRs due to the client experiencing financial difficulty before the pandemic.

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

Operating Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)” which requires for all operating leases the recognition of a right-of-use (“ROU”) asset and a corresponding lease liability, in the balance sheet. Upon adoption, the Company elected practical expedients including existing leases retaining their classification as operating leases and combining lease and non-lease components. The Company also elected to not recognize right-of-use assets and lease liabilities arising from short-term leases.

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

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, the Company has made no significant judgments in applying the revenue guidance prescribed in Topic 606 that affect the determination of the amount and timing of revenue from contracts with customers.

Income Taxes

The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for the purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Company believes that its income tax filing positions taken or expected to be taken on its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s federal and state income tax returns are open and subject to examination from the 2018 tax return year and forward.

Stock-Based Compensation

The Company has a stock-based employee compensation plan. Compensation cost is recognized for all stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant.

Newly Issued, But Not yet Effective Accounting Standards

ASU 2016-13 – Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current incurred loss approach with an expected loss model, referred to as the current expected credit loss (“CECL”) model. The new standard will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures, which include, but are not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. ASU 2016-13 simplifies the accounting for purchased credit-impaired debt securities and loans and expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. For public business entities that meet the definition of a smaller reporting company, such as the Company, the ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2022. Early adoption is permitted in any interim period as long as the Company has adopted to the amendments in ASU 2016-13. Upon adoption, ASU 2016-13 provides for a modified retrospective transition by means of a cumulative effect adjustment to equity as of the beginning of the period in which the guidance is effective.

The Company is finalizing its evaluation of the adoption of this ASU and plans to early adopt as of January 1, 2022. The Company to date has selected the software vendor of choice for implementation, sourced and tested required data from the Company’s loan systems, tested data feeds to the model, contracted for and received results from independent third parties of model validation of the CECL model and process, determined appropriate segmentations of its portfolio, selected a preliminary forecast period for reasonable and supportable forecasts, and has performed parallel runs of the model. The Company is currently finalizing its assessment of current and forecasted macroeconomic factors and assumptions and testing and finalization of internal controls. The Company currently estimates the allowance for loan losses will increase by a range of $1 million and $3 million. In addition, the Company expects to recognize a liability for unfunded commitments between $2.5 million and $4 million upon adoption. The Company will finalize the adoption during the first quarter of 2022.

In October 2020, the FASB updated various Topics of the Accounting Standards Codification to align the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. The amendments were effective upon issuance and did not have a material effect on the financial statements.

In August 2021, the FASB issued amendments to update SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. The amendments are effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	December 31, 2021
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,198	-	10	2,188
US treasuries	999	-	7	992
US government agencies	14,504	1	336	14,169
SBA securities	429	9	-	438
State and political subdivisions	24,887	549	260	25,176
Asset-backed securities	10,136	45	17	10,164
Mortgage-backed securities
FHLMC	23,057	102	494	22,665
FNMA	40,924	235	660	40,499
GNMA	4,084	3	97	3,990
Total mortgage-backed securities	68,065	340	1,251	67,154
Total	$121,218	944	1,881	120,281

	December 31, 2020
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
US government agencies	$6,500	1	8	6,493
SBA securities	504	-	19	485
State and political subdivisions	18,614	804	30	19,388
Asset-backed securities	11,587	15	73	11,529
Mortgage-backed securities
FHLMC	12,157	206	47	12,316
FNMA	35,893	507	91	36,309
GNMA	8,179	53	23	8,209
Total mortgage-backed securities	56,229	766	161	56,834
Total	$93,434	1,586	291	94,729

During 2021, approximately $770,000 of investment securities were either sold or called, subsequently resulting in a loss on sale of investment securities of $3,000. During 2020, approximately $2.0 million of investment securities were either sold or called, resulting in a gain on sale of investment securities of $3,000.

The amortized costs and fair values of investment securities available for sale at December 31, 2021 and 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31,
	2021		2020
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Available for sale
Due within one year	$384	387	-	-
Due after one through five years	7,429	7,363	4,957	5,015
Due after five through ten years	27,298	26,953	17,345	17,575
Due after ten years	86,107	85,578	71,132	72,139
	$121,218	120,281	93,434	94,729

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2021 and 2020.

	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
As of December 31, 2021
Available for sale
Corporate bonds	1	$2,188	$10	-	$-	$-	1	$2,188	$10
US treasuries	1	992	7	-	-	-	1	992	7
US government agencies	7	9,831	173	4	3,837	163	11	13,668	336
State and political subdivisions	9	7,821	193	6	2,909	67	15	10,730	260
Asset-backed	2	1,751	9	2	1,717	7	4	3,468	16
Mortgage-backed
FHLMC	10	13,705	303	4	4,644	192	14	18,349	495
FNMA	11	16,098	296	9	11,264	364	20	27,362	660
GNMA	2	655	4	3	3,215	93	5	3,870	97
	43	$53,041	$995	28	$27,586	$886	71	$80,627	$1,881

	Less than 12 months			12 months or longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
(dollars in thousands)	#	value	losses	#	value	losses	#	value	losses
As of December 31, 2020
Available for sale
US government agencies	3	$2,992	$8	-	$-	$-	3	$2,992	$8
SBA securities	-	-	-	1	484	19	1	484	19
State and political subdivisions	8	4,861	30	-	-	-	8	4,861	30
Asset-backed	-	-	-	6	6,998	73	6	6,998	73
Mortgage-backed
FHLMC	4	5,313	47	-	-	-	4	5,313	47
FNMA	9	11,659	66	3	1,984	25	12	13,643	91
GNMA	2	3,838	23	-	-	-	2	3,838	23
	26	$28,663	$174	10	$9,466	$117	36	$38,129	$291

At December 31, 2021, the Company had 43 individual investments with a fair market value of $53.0 million that were in an unrealized loss position for less than 12 months and 28 individual investments with a fair market value of $27.6 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers the length of time and extent to which the fair value of available-for-sale debt securities have been less than cost to conclude that such securities were not other-than-temporarily impaired. We also consider other factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. As the Company has no intent to sell securities with unrealized losses and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of amortized cost, we have concluded that the securities are not impaired on an other-than-temporary basis.

Other investments are comprised of the following and are recorded at cost which approximates fair value:

	December 31,
(dollars in thousands)	2021	2020
Federal Home Loan Bank stock	$1,241	3,103
Other nonmarketable investments	2,377	129
Investment in Trust Preferred subsidiaries	403	403
Total other investments	$4,021	3,635

The Company has evaluated other investments for impairment and determined that the other investments are not other than temporarily impaired as of December 31, 2021 and ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At December 31, 2021 and 2020, there were no securities pledged as collateral for repurchase agreements from brokers.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. Loans held for sale include mortgage loans which are saleable into the secondary mortgage markets and their fair values are estimated using observable quoted market or contracted prices or market price equivalents, which would be used by other market participants. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At December 31, 2021, mortgage loans held for sale totaled $13.6 million compared to $60.2 million at December 31, 2020.

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

NOTE 4 – Loans and Allowance for Loan Losses

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Upstate, Midlands, and Lowcountry regions of South Carolina, the Triangle and Triad regions of North Carolina as well as Atlanta, Georgia. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. The Company focuses its lending activities primarily on the professional markets in these regions including doctors, dentists, and small business owners. The principal component of the loan portfolio is loans secured by real estate mortgages which account for 85.5% of total loans at December 31, 2021. Commercial loans comprise 57.3% of total real estate loans and consumer loans account for 42.7%. Commercial real estate loans are further categorized into owner occupied which represents 19.6% of total loans and non-owner occupied loans represent 26.8%. Commercial construction loans represent only 2.6% of the total loan portfolio.

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

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $5.0 million and $3.9 million as of December 31, 2021 and December 31, 2020, respectively.

	December 31,
(dollars in thousands)	2021		2020
Commercial
Owner occupied RE	$488,965	19.6%	433,320	20.2%
Non-owner occupied RE	666,833	26.8%	585,269	27.3%
Construction	64,425	2.6%	61,467	2.9%
Business	333,049	13.4%	307,599	14.4%
Total commercial loans	1,553,272	62.4%	1,387,655	64.8%
Consumer
Real estate	694,401	27.9%	536,311	25.0%
Home equity	154,839	6.2%	156,957	7.3%
Construction	59,846	2.4%	40,525	1.9%
Other	27,519	1.1%	21,419	1.0%
Total consumer loans	936,605	37.6%	755,212	35.2%
Total gross loans, net of deferred fees	2,489,877	100.0%	2,142,867	100.0%
Less – allowance for loan losses	(30,408)		(44,149)
Total loans, net	$2,459,469		2,098,718

The composition of gross loans by rate type is as follows:

	December 31,
(dollars in thousands)	2021	2020
Floating rate loans	$376,805	400,506
Fixed rate loans	2,113,072	1,742,361
	$2,489,877	2,142,867

At December 31, 2021, approximately $936.9 million of the Company’s mortgage loans were pledged as collateral for advances from the FHLB, as set forth in Note 10.

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

The following tables provide past due information for outstanding commercial loans and include loans on nonaccrual status.

December 31, 2021
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Current	$488,965	666,833	64,425	333,049	1,553,272
30-59 days past due	-	-	-	-	-
60-89 days past due	-	-	-	-	-
Greater than 90 days	-	-	-	-	-
	$488,965	666,833	64,425	333,049	1,553,272

	December 31, 2020
	Owner	Non-owner
	occupied RE	occupied RE	Construction	Business	Total
Current	$432,711	584,565	61,467	307,261	1,386,004
30-59 days past due	403	282	-	35	720
60-89 days past due	-	-	-	266	266
Greater than 90 days	206	422	-	37	665
	$433,320	585,269	61,467	307,599	1,387,655

As of December 31, 2021 and 2020, loans 30 days or more past due represented 0.09% and 0.17% of our total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.00% and 0.08% as of December 31, 2021 and 2020, respectively.

The tables below provide a breakdown of outstanding commercial loans by risk category.

	December 31, 2021
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$487,422	589,280	64,425	328,371	1,469,498
Special Mention	327	48,310	-	1,530	50,167
Substandard	1,216	29,243	-	3,148	33,607
Doubtful	-	-	-	-	-
	$488,965	666,833	64,425	333,049	1,553,272

	December 31, 2020
	Owner	Non-owner
(dollars in thousands)	occupied RE	occupied RE	Construction	Business	Total
Pass	$430,291	576,095	61,328	301,838	1,369,552
Special Mention	624	587	-	1,703	2,914
Substandard	2,405	8,587	139	4,058	15,189
Doubtful	-	-	-	-	-
	$433,320	585,269	61,467	307,599	1,387,655

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

The following tables provide past due information for outstanding consumer loans and include loans on nonaccrual status.

	December 31, 2021
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Current	693,712	153,309	59,846	27,515	934,382
30-59 days past due	135	1,356	-	4	1,495
60-89 days past due	-	174	-	-	174
Greater than 90 days	554	-	-	-	554
	$694,401	154,839	59,846	27,519	936,605

	December 31, 2020
	Real estate	Home equity	Construction	Other	Total
Current	$534,648	156,657	40,525	21,419	753,249
30-59 days past due	-	-	-	-	-
60-89 days past due	332	-	-	-	332
Greater than 90 days	1,331	300	-	-	1,631
	$536,311	156,957	40,525	21,419	755,212

Consumer loans 30 days or more past due were 0.09% as of December 31, 2021 and 2020, respectively.

The tables below provide a breakdown of outstanding consumer loans by risk category.

	December 31, 2021
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$684,923	148,933	59,846	27,365	921,067
Special Mention	4,294	2,986	-	129	7,409
Substandard	5,184	2,920	-	25	8,129
Doubtful	-	-	-	-	-
	$694,401	154,839	59,846	27,519	936,605

	December 31, 2020
(dollars in thousands)	Real estate	Home equity	Construction	Other	Total
Pass	$530,515	152,154	40,525	21,290	744,484
Special Mention	1,968	1,005	-	91	3,064
Substandard	3,828	3,798	-	38	7,664
Doubtful	-	-	-	-	-
	$536,311	156,957	40,525	21,419	755,212

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

	December 31,
(dollars in thousands)	2021	2020
Commercial
Owner occupied RE	$-	-
Non-owner occupied RE	270	1,143
Construction	-	139
Business	-	195
Consumer
Real estate	989	2,536
Home equity	653	547
Construction	-	-
Other	-	-
Nonaccruing troubled debt restructurings	2,952	3,509
Total nonaccrual loans, including nonaccruing TDRs	4,864	8,069
Other real estate owned	-	1,169
Total nonperforming assets	$4,864	9,238
Nonperforming assets as a percentage of:
Total assets	0.17%	0.37%
Gross loans	0.20%	0.43%
Total loans over 90 days past due	$554	2,296
Loans over 90 days past due and still accruing	-	-
Accruing TDRs	3,299	4,893

Foregone interest income on the nonaccrual loans for the year ended December 31, 2021 was approximately $55,000 and approximately $61,000 for the same period in 2020.

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

			December 31, 2021
		Recorded investment
			Impaired loans	Impaired loans
	Unpaid		with no related	with related	Related
	Principal	Impaired	allowance for	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses	loan losses
Commercial
Owner occupied RE	$1,261	1,261	1,261	-	-
Non-owner occupied RE	2,012	1,070	270	800	171
Construction	-	-	-	-	-
Business	1,104	1,104	-	1,104	452
Total commercial	4,377	3,435	1,531	1,904	623
Consumer
Real estate	2,638	2,561	1,743	818	144
Home equity	2,206	2,044	1,989	55	55
Construction	-	-	-	-	-
Other	123	123	-	123	14
Total consumer	4,967	4,728	3,732	996	213
Total	$9,344	8,163	5,263	2,900	836

			December 31, 2020
		Recorded investment
			Impaired loans	Impaired loans
	Unpaid		with no related	with related	Related
	Principal	Impaired	allowance for	allowance for	allowance for
(dollars in thousands)	Balance	loans	loan losses	loan losses	loan losses
Commercial
Owner occupied RE	$1,753	1,649	1,497	152	76
Non-owner occupied RE	3,212	2,188	705	1,483	366
Construction	141	139	139	-	-
Business	2,892	2,449	279	2,170	897
Total commercial	7,998	6,425	2,620	3,805	1,339
Consumer
Real estate	4,362	4,031	3,108	923	190
Home equity	2,498	2,371	2,096	275	163
Construction	-	-	-	-	-
Other	135	135	-	135	17
Total consumer	6,995	6,537	5,204	1,333	370
Total	$14,993	12,962	7,824	5,138	1,709

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Year ended December 31,
	2021		2020		2019
	Average	Recognized	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income	investment	income
Commercial
Owner occupied RE	$1,387	65	2,423	88	2,739	128
Non-owner occupied RE	3,128	182	4,217	221	4,161	255
Construction	55	-	56	6	-	-
Business	2,218	62	2,306	243	1,582	79
Total commercial	6,788	309	9,002	558	8,482	462
Consumer
Real estate	3,641	98	3,372	170	2,771	131
Home equity	1,964	85	2,128	5	853	42
Construction	-	-	-	-	-	-
Other	129	4	141	79	153	5
Total consumer	5,734	187	5,641	254	3,777	178
Total	$12,522	496	14,643	812	12,259	640

Allowance for Loan Losses

The following table summarizes the activity related to our allowance for loan losses:

	Year ended December 31,
(dollars in thousands)	2021	2020	2019
Balance, beginning of period	$44,149	16,642	15,762
Provision for loan losses	(12,400)	29,600	2,300
Loan charge-offs:
Commercial
Owner occupied RE	-	(94)	(110)
Non-owner occupied RE	(837)	(1,508)	(239)
Construction	-	-	-
Business	(1,181)	(1,309)	(910)
Total commercial	(2,018)	(2,911)	(1,259)
Consumer
Real estate	-	(134)	-
Home equity	(139)	(299)	(174)
Construction	-	-	-
Other	(9)	(70)	(82)
Total consumer	(148)	(503)	(256)
Total loan charge-offs	(2,166)	(3,414)	(1,515)
Loan recoveries:
Commercial
Owner occupied RE	94	65	-
Non-owner occupied RE	263	670	2
Construction	-	-	-
Business	239	470	43
Total commercial	596	1,205	45
Consumer
Real estate	18	18	37
Home equity	201	69	2
Construction	-	-	-
Other	10	29	11
Total consumer	229	116	50
Total recoveries	825	1,321	95
Net loan charge-offs	(1,341)	(2,093)	(1,420)
Balance, end of period	$30,408	44,149	16,642

The following tables summarize the activity in the allowance for loan losses by our commercial and consumer portfolio segments.

	Year ended December 31, 2021
(dollars in thousands)	Commercial	Consumer	Total
Balance, beginning of period	$29,166	14,983	44,149
Provision	(7,014)	(5,386)	(12,400)
Loan charge-offs	(2,018)	(148)	(2,166)
Loan recoveries	596	229	825
Net loan charge-offs	(1,422)	81	(1,341)
Balance, end of period	$20,730	9,678	30,408

	Year ended December 31, 2020
	Commercial	Consumer	Total
Balance, beginning of period	$11,372	5,270	16,642
Provision	19,500	10,100	29,600
Loan charge-offs	(2,911)	(503)	(3,414)
Loan recoveries	1,205	116	1,321
Net loan charge-offs	(1,706)	(387)	(2,093)
Balance, end of period	$29,166	14,983	44,149

The following table disaggregates our allowance for loan losses and recorded investment in loans by method of impairment evaluation.

	December 31, 2021
	Allowance for loan losses			Recorded investment in loans
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$623	213	836	3,435	4,728	8,163
Collectively evaluated	20,107	9,465	29,572	1,549,837	931,877	2,481,714
Total	$20,730	9,678	30,408	1,553,272	936,605	2,489,877

	December 31, 2020
	Allowance for loan losses			Recorded investment in loans
	Commercial	Consumer	Total	Commercial	Consumer	Total
Individually evaluated	$1,339	370	1,709	6,425	6,537	12,962
Collectively evaluated	27,827	14,613	42,440	1,381,230	748,675	2,129,905
Total	$29,166	14,983	44,149	1,387,655	755,212	2,142,867
NOTE 5 – Troubled Debt Restructurings

At December 31, 2021, we had 14 loans totaling $6.3 million and at December 31, 2020 we had 20 loans totaling $8.4 million, which we considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment.

A restructuring that results in only a delay in payments that is insignificant is not considered an economic concession. In accordance with the CARES Act, the Company implemented loan modification programs in response to the COVID-19 pandemic, and the Company elected the accounting policy in the CARES Act to not apply TDR accounting to loans modified for borrowers impacted by the COVID-19 pandemic. Under the CARES Act, the Company granted short-term loan deferrals to 864 loan clients, of which all had returned to normal payments as of December 31, 2021. In addition, short-term loan deferrals were granted to six clients with loans totaling $3.2 million at December 31, 2020, which were considered TDRs due to the client experiencing financial difficulty before the pandemic. Three loans totaling $443,000 were renewed during 2021 and considered TDRs at the time of renewal.

The following table summarizes the concession at the time of modification and the recorded investment in our TDRs before and after their modification.

	For the year ended December 31, 2021
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
(dollars in thousands)	concession	payments	only	extensions	of loans	investment	Investment
Consumer
Real estate	2	-	-	-	2	$259	$262
Home equity	1	-	-	-	1	181	181
Total loans	3	-	-	-	3	$440	$443

	For the year ended December 31, 2020
						Pre-	Post-
						modification	modification
	Renewals	Reduced	Converted	Maturity	Total	outstanding	outstanding
	deemed a	or deferred	to interest	date	number	recorded	recorded
	concession	payments	only	extensions	of loans	investment	Investment
Commercial
Business	1	-	-	-	1	$1,037	$1,037
Consumer
Real estate	2	-	-	-	2	647	647
Home equity	2	-	-	-	2	1,448	1,448
Total loans	5	-	-	-	5	$3,132	$3,132

As of December 31, 2021 and 2020 there were no loans modified as TDRs for which there was a payment default (60 days past due) within 12 months of the restructuring date.

NOTE 6 – Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
(dollars in thousands)	2021	2020
Land	$10,678	10,678
Buildings	22,150	21,966
Leasehold improvements	6,860	5,503
Furniture and equipment	11,589	10,459
Software	389	386
Construction in process	29,942	6,179
Accumulated depreciation and amortization	(15,882)	(13,703)
Property and equipment, excluding ROU assets	65,726	41,468
ROU assets	26,644	18,768
Total property and equipment	$92,370	60,236

On October 9, 2020 we sold two of our office locations in Columbia, South Carolina and recognized a gain of $180,000 in the transaction. Construction in process at December 31, 2021 and 2020 primarily included costs associated with the new bank headquarters building located in Greenville, South Carolina. Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was $2.2 million and $2.1 million, respectively. Depreciation and amortization are charged to operations utilizing a straight-line method over the estimated useful lives of the assets. The estimated useful lives for the principal items follow:

Type of Asset	Life in Years
Software	3
Furniture and equipment	5 to 7
Leasehold improvements	5 to 15
Buildings	40

NOTE 7 – Leases

As of December 31, 2021, the Company leased seven of our offices under various operating lease agreements. The lease agreements have maturity dates ranging from February 2022 to February 2032, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 7.92 years and 7.30 years as of December 31, 2021 and 2020, respectively.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered in to. The weighted average discount rate for leases was 2.28% and 2.70% as of December 31, 2021 and 2020, respectively.

Total operating lease costs were $3.0 million and $2.4 million for the years ended December 31, 2021 and 2020, respectively. The ROU asset, included in property and equipment, and lease liability, included in other liabilities, were $26.6 million and $28.0 million as of December 31, 2021, respectively, compared to $18.8 million and $19.5 million as of December 31, 2020, respectively. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.

Maturities of lease liabilities as of December 31, 2021 were as follows:

Operating
(dollars in thousands)	Leases
2022	$1,974
2023	1,939
2024	1,990
2025	2,046
2026	2,096
Thereafter	24,092
Total undiscounted lease payments	34,137
Discount effect of cash flows	6,124
Total lease liability	$28,013

NOTE 8 – Other Real Estate Owned

Other real estate owned is comprised of real estate acquired in settlement of loans and is included in other assets on the balance sheet. At December 31, 2021 there was no commercial property owned compared to one commercial property owned totaling $1.2 million at December 31, 2020. The following summarizes the activity in the real estate acquired in settlement of loans portion of other real estate owned:

	For the year ended December 31,
(dollars in thousands)	2021	2020
Balance, beginning of year	$1,169	$-
Additions	367	2,198
Sales	(1,536)	-
Write-downs, net	-	(1,029)
Balance, end of year	$-	$1,169

NOTE 9 – Deposits

The following is a detail of the deposit accounts:

	December 31,
(dollars in thousands)	2021	2020
Noninterest bearing	$768,651	576,610
Interest bearing:
NOW accounts	401,788	268,739
Money market accounts	1,201,099	1,042,745
Savings	39,696	27,254
Time deposits	152,592	227,410
Total deposits	$2,563,826	2,142,758

At December 31, 2021 and 2020, time deposits greater than $250,000 were $84.4 million and $130.9 million, respectively.

Also, at December 31, 2021, the Company had no deposits that were obtained outside of the Company’s primary market, while at December 31, 2020 these balances were $22.0 million. Interest expense on time deposits greater than $100,000 was $1.1 million for the year ended December 31, 2021, $4.6 million for the year ended December 31, 2020, and $6.9 million for the year ended December 31, 2019.

At December 31, 2021 the scheduled maturities of time deposits are as follows:

(dollars in thousands)
2022	$119,674
2023	20,195
2024	6,810
2025	5,803
2026 and after	110
$152,592

NOTE 10 – Federal Home Loan Bank Advances and Other Borrowings

At December 31, 2021, the Company had no FHLB Advances, while at December 31, 2020 there were $25.0 million in FHLB Advances.

Listed below is a summary of the terms and maturities of the advances outstanding at December 31, 2021 and 2020. The $25.0 million outstanding at December 31, 2020 was at a variable rate.

	December 31,
(dollars in thousands)		2021		2020
Maturity	Amount	Rate	Amount	Rate
December 31, 2021	$-	-%	$25,000	0.36%

The Company also has an unsecured, interest only line of credit for $15 million with another financial institution which was unused at December 31, 2021. The line was renewed on December 21, 2021, bearing interest at One Month CME Term SOFR plus 3.50% and maturing on December 20, 2023. The loan agreement contains various financial covenants related to capital, earnings and asset quality.

NOTE 11 – Subordinated Debentures

On June 26, 2003, Greenville First Statutory Trust I (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of June 26, 2033. At December 31, 2021, the interest rate was 3.32% and is indexed to the 3-month LIBOR rate plus 3.10% and adjusted quarterly. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $6.2 million junior subordinated debentures.

On December 22, 2005, Greenville First Statutory Trust II (a non-consolidated subsidiary) issued $7.0 million floating rate trust preferred securities with a maturity of December 22, 2035. At December 31, 2021, the interest rate was 1.66% and is indexed to the 3-month LIBOR rate plus 1.44% and adjusted quarterly. The Company received from the Trust the $7.0 million proceeds from the issuance of the securities and the $217,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $7.2 million junior subordinated debentures.

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

NOTE 12 – Unused Lines of Credit

At December 31, 2021, the Company had five lines of credit to purchase federal funds that totaled $118.5 million which were unused at December 31, 2021. The lines of credit are available on a one to 14 day basis for general corporate purposes of the Company. The lender has reserved the right to withdraw the line at their option. The Company has an additional line of credit with the FHLB to borrow funds, subject to a pledge of qualified collateral. The Company has collateral that would support approximately $580.7 million in additional borrowings with the FHLB at December 31, 2021.

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

The following table summarizes the Company’s outstanding financial derivative instruments at December 31, 2021 and December 31, 2020.

	December 31, 2021
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$32,478	Other assets	$425
MBS forward sales commitments	21,000	Other liabilities	(41)
Total derivative financial instruments	$53,478		$384

	December 31, 2020
			Fair Value
	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$107,569	Other assets	$2,385
MBS forward sales commitments	75,500	Other liabilities	(501)
Total derivative financial instruments	$183,069		$1,884

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Corporate bonds	$-	2,188	-	2,188
US treasuries	-	992	-	992
US government agencies	-	14,169	-	14,169
SBA securities	-	438	-	438
State and political subdivisions	-	25,176	-	25,176
Asset-backed securities	-	10,164	-	10,164
Mortgage-backed securities	-	67,154	-	67,154
Mortgage loans held for sale	-	13,556	-	13,556
Mortgage loan interest rate lock commitments	-	425	-	425
Total assets measured at fair value on a recurring basis	$-	134,262	-	134,262

Liabilities
MBS forward sales commitments	$-	41	-	41
Total liabilities measured at fair value on a recurring basis	$-	41	-	41

	December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
US government agencies	$-	6,493	-	6,493
SBA securities	-	485	-	485
State and political subdivisions	-	19,388	-	19,388
Asset-backed securities	-	11,529	-	11,529
Mortgage-backed securities	-	56,834	-	56,834
Mortgage loans held for sale	-	60,257	-	60,257
Mortgage loan interest rate lock commitments	-	2,385	-	2,385
Total assets measured at fair value on a recurring basis	$-	157,371	-	157,371

Liabilities
MBS forward sales commitments	$-	501	-	501
Total liabilities measured at fair value on a recurring basis	$-	501	-	501

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on approximately 86% of loans as of December 31, 2021. Loans which are deemed to be impaired are valued net of the allowance for loan losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	5,262	2,065	7,327
Total assets measured at fair value on a nonrecurring basis	$-	5,262	2,065	7,327

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	8,144	3,109	11,253
Other real estate owned	-	1,169	-	1,169
Total assets measured at fair value on a nonrecurring basis	$-	9,313	3,109	12,422

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2021 and 2020, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company’s financial instruments at December 31, 2021 and 2020 are as follows:

	December 31, 2021
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$4,021	4,021	-	-	4,021
Loans(1)	2,451,306	2,422,621	-	-	2,422,621
Financial Liabilities:
Deposits	2,563,826	2,327,055	-	2,327,055	-
Subordinated debentures	36,106	33,936	-	33,936	-

	December 31, 2020
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$3,635	3,635	-	-	3,635
Loans(1)	2,085,756	2,060,698	-	-	2,060,698
Financial Liabilities:
Deposits	2,142,758	2,008,317	-	2,008,317	-
FHLB and other borrowings	25,000	24,972	-	24,972	-
Subordinated debentures	35,998	30,371	-	30,371	-

(1) Carrying amount is net of the allowance for loan losses and previously presented impaired loans.

NOTE 15 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2021, 2020 and 2019. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

At December 31, 2021, 2020 and 2019, options totaling 9,000, 318,825, and 94,885, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value. These options were therefore excluded from the diluted earnings per share calculation.

	December 31,
(dollars in thousands, except share data)	2021	2020	2019
Numerator:
Net income	$46,711	$18,328	$27,858
Net income available to common shareholders	$46,711	$18,328	$27,858
Denominator:
Weighted-average common shares outstanding - basic	7,843,692	7,718,615	7,528,283
Common stock equivalents	145,288	105,599	244,261
Weighted-average common shares outstanding - diluted	7,988,980	7,824,214	7,772,544
Earnings per common share:
Basic	$5.96	$2.37	$3.70
Diluted	$5.85	$2.34	$3.58

NOTE 16 – Commitments and Contingencies

The Company has entered into a three year employment agreement with its chief executive officer and a two year employment agreement with 13 executive vice presidents. These agreements also include a) an incentive program, b) a stock option plan, c) a one-year non-compete agreement upon termination and a severance payment equal to one year of compensation. The total estimated aggregate salary commitment is approximately $3.5 million.

The Company has an agreement with a data processor which expires in 2023 to provide certain item processing, electronic banking, and general ledger processing services. Components of this contract vary based on transaction and account volume, monthly charges and certain termination fees.

At December 31, 2021, the Company has a contract with a construction company for $30.3 million to construct a new bank headquarters in Greenville, South Carolina of which $21.8 million had been paid.

The Company has commitments with various investment partners under the Small Business Investment Company (“SBIC”) and the Rural Business Investment Company (“RBIC”) Programs for which we have committed to make capital contributions from time to time. These commitments totaled $2.25 million at December 31, 2021.

The Company may be subject to litigation and claims in the normal course of business. As of December 31, 2021, management believes there is no material litigation pending.

NOTE 17 – Income Taxes

The components of income tax expense were as follows:

	For the years ended December 31,
(dollars in thousands)	2021	2020	2019
Current income taxes:
Federal	$10,414	10,244	6,791
State	2,088	841	1,250
Total current tax expense	12,502	11,085	8,041
Deferred income tax expense (benefit)	1,590	(5,594)	(420)
Income tax expense	$14,092	5,491	7,621

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate:

	For the years ended December 31,
(dollars in thousands)	2021	2020	2019
Tax expense at statutory rate	$12,768	5,002	7,451
Effect of state income taxes, net of federal benefit	1,649	664	987
Exempt income	(43)	(27)	(26)
Effect of stock-based compensation	(115)	(30)	(693)
Other	(167)	(118)	(98)
Income tax expense	$14,092	5,491	7,621

The components of the deferred tax assets and liabilities are as follows:

	December 31,
(dollars in thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$6,386	9,271
Unrealized loss on securities available for sale	197	-
Net deferred loan fees	1,054	812
Deferred compensation	1,930	1,728
Write-down of real estate owned	-	216
Lease liabilities	5,883	4,102
Other	260	187
	15,710	16,316
Deferred tax liabilities:
Property and equipment	1,419	1,610
Unrealized gain on securities available for sale	-	272
Hedging transactions	151	855
Prepaid expenses	148	120
ROU assets	5,595	3,941
	7,313	6,798
Net deferred tax asset	$8,397	9,518

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

A summary of loan transactions with directors and executive officers, including their affiliates is as follows:

	For the years ended December 31,
(dollars in thousands)	2021	2020
Balance, beginning of year	$5,790	10,891
New loans	11,629	4,389
Less loan payments	(8,629)	(9,490)
Balance, end of year	$8,790	5,790

Deposits by executive officers and directors and their related interests at December 31, 2021 and 2020, were $2.5 million and $5.1 million, respectively.

The Company has a land lease with a director on the property for a branch office, with monthly payments of $9,311. In addition, the Company periodically enters into various consulting agreements with the director for development, administration and advisory services related to the purchase of property and construction of current and future branch office sites, including the development of the new bank headquarters in Greenville, South Carolina. Payments totaling $300,000 and $600,000 were made to the director for these services during the years ended December 31, 2021 and 2020, respectively.

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

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2021, unfunded commitments to extend credit were approximately $618.7 million, of which $205.4 million is at fixed rates and $413.3 million is at variable rates. At December 31, 2020, unfunded commitments to extend credit were approximately $480.1 million, of which $114.6 million is at fixed rates and $365.5 million is at variable rates. The Company evaluates each client’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2021 and 2020, there was a $10.2 million and $8.7 million commitment, respectively, under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The fair value of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standing. The total fair value of such instruments is not material.

NOTE 20 – Employee Benefit Plan

On January 1, 2000, the Company adopted the Southern First Bancshares, Inc. Profit Sharing and 401(k) Plan for the benefit of all eligible employees. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan for the years ended December 31, 2021, 2020, and 2019 amounted to $905,000, $881,000, and $693,000, respectively.

The Company also provides a nonqualified deferred compensation plan for 24 executive officers in the form of a Supplemental Executive Retirement Plan (“SERP”). The SERP provides retirement income for these officers. As of December 31, 2021 and 2020, the Company had an accrued benefit obligation of $9.2 million and $8.2 million, respectively. The Company incurred expenses related to this plan of $1.0 million, $1.6 million, and $657,000 in 2021, 2020, and 2019, respectively.

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

Stock-based compensation expense was recorded as follows:

	For the years ended December 31,
(dollars in thousands)	2021	2020	2019
Stock option expense	$1,148	1,017	1,270
Restricted stock grant expense	499	380	428
Total stock-based compensation expense	$1,647	1,397	1,698

Stock Options

The Company’s 2010 Incentive Plan, as amended, had available for issuance a total of 566,025 shares (adjusted for the 10% stock dividends in 2013, 2012, and 2011). The Plan expired on March 16, 2020 and no further shares may be issued from the plan.

On March 15, 2016, the Company adopted the 2016 Equity Incentive Plan, making available for issuance 400,000 stock options. The Plan expired on March 15, 2021 and no further shares may be issued from the plan.

On March 17, 2020, the Company adopted the 2020 Equity Incentive Plan, making available for issuance up to 450,000 stock options. The options may be exercised at an exercise price per share based on the fair market value and determined on the date of grant and expire 10 years from the grant date. As of December 31, 2021, there were 422,550 shares available for grant under the 2020 Equity Incentive Plan.

A summary of the status of the stock option plan and changes for the period is presented below:

	For the years ended December 31,
	2021			2020			2019
			Weighted			Weighted			Weighted
		Weighted	Average		Weighted	Average		Weighted	Average
		average	Remaining		average	Remaining		average	Remaining
		exercise	Contractual		exercise	Contractual		exercise	Contractual
	Shares	price	Life	Shares	price	Life	Shares	price	Life
Outstanding at beginning of year	495,195	$29.93		541,414	$26.65		648,311	$20.74
Granted	121,000	40.45		101,700	37.77		101,350	32.81
Exercised	(127,871)	23.56		(93,870)	14.79		(191,497)	9.24
Forfeited or expired	(23,600)	38.88		(54,049)	38.15		(16,750)	34.01
Outstanding at end of year	464,724	$33.97	6.6 years	495,195	$29.93	6.4 years	541,414	$26.65	6.3 years
Options exercisable at year-end	239,340	$29.68	5.0 years	287,548	$24.93	5.0 years	305,991	$20.00	4.9 years
Weighted average fair value of options granted during the year		$16.40			$11.37			$11.81
Shares available for grant	422,550			136,339			183,990

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) of 464,724 and 495,570 stock options outstanding at December 31, 2021 and 2020 was $13.3 million and $3.7 million, respectively. The aggregate intrinsic value of 239,340 and 287,548 stock options exercisable at December 31, 2021 and 2020 was $7.9 million and $3.3 million, respectively.

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants:

	2021	2020	2019
Dividend yield	-	-	-
Expected life	7 years	7 years	7 years
Expected volatility	38.48%	25.51%	28.21%
Risk-free interest rate	.74%	1.29%	2.59%

At December 31, 2021, there was $2.1 million of total unrecognized compensation cost related to nonvested stock option grants. The cost is expected to be recognized over a weighted-average period of 2.7 years. The fair value of stock option grants that vested during 2021, 2020, and 2019 was $1.1 million, $1.2 million and $1.2 million, respectively.

Restricted Stock Grants

On May 17, 2016, the Company adopted the 2016 Equity Incentive Plan which included a provision for the issuance of 50,000 shares of common stock to be issuable as restricted stock grants. The Plan expired on March 17, 2021 and no further shares may be issued from the plan.

On May 12, 2020, the Company adopted the 2020 Equity Incentive Plan which included a provision for the issuance of 450,000 shares of common stock to be issuable as either stock options or restricted stock grants. As of December 31, 2021, there were 422,550 shares available for grant under the 2020 Equity Incentive Plan.

Shares of restricted stock granted to employees under the stock plans are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends.

A summary of the status of the Company’s nonvested restricted stock and changes for the years ended December 31, 2021, 2020, and 2019 is as follows:

	December 31,
	2021		2020		2019
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Grant-Date	Restricted	Grant-Date	Restricted	Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	26,099	$38.05	32,825	$34.78	29,625	$34.00
Granted	26,450	48.56	13,200	39.87	14,700	33.64
Vested	(9,600)	38.03	(14,051)	32.06	(10,375)	31.61
Forfeited	(1,250)	38.56	(5,875)	37.74	(1,125)	28.03
Nonvested at end of year	41,699	$44.71	26,099	$38.05	32,825	$34.78

At December 31, 2021, there was $1.4 million of total unrecognized compensation cost related to nonvested restricted stock grants. The cost is expected to be recognized over a weighted-average period of 3.0 years.

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

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of December 31, 2021, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the Company and the regulatory minimum requirements at December 31, 2021 and 2020.

					To be well
					capitalized
			For capital		under prompt
			adequacy purposes		corrective action
	Actual		minimum		provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
The Bank
Total Capital (to risk weighted assets)	$331,052	14.36%	$184,418	8.00%	$230,522	10.00%
Tier 1 Capital (to risk weighted assets)	302,217	13.11%	138,313	6.00%	184,418	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	302,217	13.11%	103,735	4.50%	149,839	6.50%
Tier 1 Capital (to average assets)	302,217	10.55%	114,537	4.00%	143,172	5.00%

The Company(1)
Total Capital (to risk weighted assets)	343,476	14.90%	184,418	8.00%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	291,641	12.65%	138,313	6.00%	n/a	n/a
Common Equity Tier 1 Capital (to risk weighted assets)	278,641	12.09%	103,735	4.50%	n/a	n/a
Tier 1 Capital (to average assets)	291,641	10.18%	114,555	4.00%	n/a	n/a

					To be well
					capitalized
			For capital		under prompt
			adequacy purposes		corrective action
	Actual		minimum		provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
The Bank
Total Capital (to risk weighted assets)	$279,414	13.92%	$160,554	8.00%	$200,693	10.00%
Tier 1 Capital (to risk weighted assets)	254,092	12.66%	120,416	6.00%	160,554	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	254,092	12.66%	90,312	4.50%	130,451	6.50%
Tier 1 Capital (to average assets)	254,092	10.26%	99,094	4.00%	123,867	5.00%

The Company(1)
Total Capital (to risk weighted assets)	288,593	14.38%	160,554	8.00%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	240,271	11.97%	120,416	6.00%	n/a	n/a
Common Equity Tier 1 Capital (to risk weighted assets)	227,271	11.32%	90,312	4.50%	n/a	n/a
Tier 1 Capital (to average assets)	240,271	9.70%	99,094	4.00%	n/a	n/a

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

	Year ended December 31, 2021
(dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Corporate Operations	Eliminations	Consolidated
Interest income	$91,952	1,215	17	(17)	93,167
Interest expense	3,929	-	1,523	(17)	5,435
Net interest income (loss)	88,023	1,215	(1,506)	-	87,732
Provision for loan losses	(12,400)	-	-	-	(12,400)
Noninterest income	5,725	11,376	-	-	17,101
Noninterest expense	47,392	8,753	285	-	56,430
Net income (loss) before taxes	58,756	3,838	(1,791)	-	60,803
Income tax provision (benefit)	13,662	806	(376)	-	14,092
Net income (loss)	$45,094	3,032	(1,415)	-	46,711
Total assets	$2,899,047	26,076	314,281	(313,856)	2,925,548

	Year ended December 31, 2020
	Commercial and Retail Banking	Mortgage Banking	Corporate Operations	Eliminations	Consolidated
Interest income	$93,640	1,178	17	(17)	94,818
Interest expense	13,317	-	1,708	(17)	15,008
Net interest income (loss)	80,323	1,178	(1,691)	-	79,810
Provision for loan losses	29,600	-	-	-	29,600
Noninterest income	7,568	19,785	-	-	27,353
Noninterest expense	43,563	9,898	283	-	53,744
Net income (loss) before taxes	14,728	11,065	(1,974)	-	23,819
Income tax expense (benefit)	3,582	2,324	(415)	-	5,491
Net income (loss)	$11,146	8,741	(1,559)	-	18,328
Total assets	$2,419,245	62,910	264,566	(264,134)	2,482,587

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

NOTE 25 – Parent Company Financial Information

Following is condensed financial information of Southern First Bancshares, Inc. (parent company only):

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2021	2020
Assets
Cash and cash equivalents	$12,379	9,019
Investment in subsidiaries	301,880	255,518
Other assets	21	29
Total assets	$314,280	264,566
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$274	274
Subordinated debentures	36,105	35,998
Shareholders’ equity	277,901	228,294
Total liabilities and shareholders’ equity	$314,280	264,566

Condensed Statements of Income

	For the years ended December 31,
(dollars in thousands)	2021	2020	2019
Revenues
Interest income	$17	17	13
Total revenue	17	17	13
Expenses
Interest expense	1,523	1,708	929
Other expenses	285	283	240
Total expenses	1,808	1,991	1,169
Income tax benefit	376	415	243
Loss before equity in undistributed net income of subsidiaries	(1,415)	(1,559)	(913)
Equity in undistributed net income of subsidiaries	48,126	19,887	28,771
Net income	$46,711	18,328	27,858

Condensed Statements of Cash Flows

	For the years ended December 31,
(dollars in thousands)	2021	2020	2019
Operating activities
Net income	$46,711	18,328	27,858
Adjustments to reconcile net income to cash provided by (used for) operating activities
Equity in undistributed net income of subsidiaries	(48,126)	(19,887)	(28,771)
Compensation expense related to stock options and restricted stock grants	1,647	1,397	1,698
(Increase) decrease in other assets	8	(23)	12
Increase (decrease) in accounts payable and accrued expenses	108	63	(202)
Net cash provided by (used for) operating activities	348	(122)	595
Investing activities
Investment in subsidiaries, net	-	-	-
Net cash used for investing activities	-	-	-
Financing activities
Issuance of common stock	-	-	-
Proceeds from the exercise of stock options and warrants	3,012	1,388	1,769
Net cash provided by financing activities	3,012	1,388	1,769
Net increase in cash and cash equivalents	3,360	1,266	2,364
Cash and cash equivalents, beginning of year	9,019	7,753	5,389
Cash and cash equivalents, end of year	$12,379	9,019	7,753

NOTE 26 – Selected Condensed Quarterly Financial Data (Unaudited)

	2021
	For the quarters ended
(dollars in thousands, except share data)	March 31	June 30	September 30	December 31
Interest income	$22,813	22,731	23,486	24,137
Interest expense	1,540	1,301	1,314	1,280
Net interest income	21,273	21,430	22,172	22,857
Provision for loan losses	(300)	(1,900)	(6,000)	(4,200)
Noninterest income	5,904	3,622	4,239	3,336
Noninterest expenses	14,162	13,495	14,039	14,734
Income before income tax expense	13,315	13,457	18,372	15,659
Income tax expense	2,949	3,134	4,355	3,654
Net income available to common shareholders	$10,366	10,323	14,017	12,005
Earnings per common share
Basic	$1.33	1.32	1.78	1.52
Diluted	$1.31	1.29	1.75	1.49
Weighted average common shares outstanding
Basic	7,774,515	7,847,516	7,873,868	7,877,408
Diluted	7,908,537	7,987,615	8,001,028	8,056,977

	2020
	For the quarters ended
	March 31	June 30	September 30	December 31
Interest income	$23,866	23,991	23,415	23,547
Interest expense	5,768	4,217	2,778	2,244
Net interest income	18,098	19,774	20,637	21,303
Provision for loan losses	6,000	10,200	11,100	2,300
Noninterest income	3,916	9,207	7,584	6,644
Noninterest expenses	12,372	12,644	14,183	14,544
Income before income tax expense	3,642	6,137	2,938	11,103
Income tax expense	810	1,459	721	2,502
Net income available to common shareholders	$2,832	4,678	2,217	8,601
Earnings per common share
Basic	$0.37	0.61	0.29	1.11
Diluted	$0.36	0.60	0.28	1.10
Weighted average common shares outstanding
Basic	7,678,598	7,722,419	7,732,293	7,740,755
Diluted	7,827,173	7,818,651	7,815,265	7,835,739

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

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2022 and is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2022 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

In response to this Item, the information required by Item 201(d) is contained in Item 5 of this report. The other information required by this item is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2022 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2022 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2022 and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements
		The following consolidated financial statements are located in Item 8 of this report.
		Management’s Report on Internal Control Over Financial Reporting
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of December 31, 2021 and 2020
		Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
		Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019
		Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
		Notes to the Consolidated Financial Statements
	(2)	Financial Statement Schedules
		These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.
	(3)	Exhibits
		See the “Exhibit Index” immediately following the signature page of this report.

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed on July 27, 1999, File No. 333-83851).

3.2	Amended and Restated Bylaws dated March 18, 2008 (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-K filed March 24, 2008).

3.3	Amendment to Amended and Restated Bylaws dated March 18, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on November 2, 2020).

4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K filed on March 2, 2020).

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form SB-2, File No. 333-83851).

4.3	Indenture dated as of September 30, 2019 between Southern First Bancshares, Inc. and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 30, 2019).

4.4	Form of 4.75% Fixed-to-Floating Subordinated Note due 2029 of Southern First Bancshares, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on September 30, 2019).

4.5	Form of Global 4.75% Fixed-to-Floating Subordinated Note due 2029 of Southern First Bancshares, Inc. (incorporated by reference to the Exhibit 2 to Exhibit 4.1 of the Company’s Form 8-K filed on September 30, 2019).

10.1	Southern First Bancshares, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed April 6, 2010).*

10.2	Amendment to Southern First Bancshares, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 15, 2014).*

10.3	Amendment to Southern First Bancshares, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 14, 2015).*

10.4	Form of Award Agreement for Stock Options (incorporated by reference to Exhibit 4.6 of the Company’s Form S-8 filed on August 12, 2010).*

10.5	Form of Award Agreement for Restricted Stock (incorporated by reference to Exhibit 4.7 of the Company’s Form S-8 filed on August 12, 2010).*

10.6	Sublease Agreement between Greenville First Bank, N.A. and Augusta Road Holdings, LLC dated February 26, 2004 (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-QSB for the period ended June 30, 2004).

10.7	Bonaventure I Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended September 30, 2005).

10.8	First Amendment to Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the period ended September 30, 2005).

10.9	R. Arthur Seaver, Jr. Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed October 3, 2013).*

10.10	F. Justin Strickland Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed October 3, 2013).*

10.11	Michael D. Dowling Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed October 3, 2013).*

10.12	Form of Split Dollar Agreement between certain executives and Southern First Bancshares, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 18, 2009).*

10.13	Form of Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 23, 2008).*

10.14	Form of First Amendment to Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed December 23, 2008).*

10.15	Michael D. Dowling Salary Continuation Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 3, 2013).*

10.16	F. Justin Strickland First Amendment to Salary Continuation Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 3, 2013).*

10.17	R. Arthur Seaver, Jr. Second Amendment to Salary Continuation Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed October 3, 2013).*

10.18	Southern First Bancshares, Inc. 2016 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 12, 2016).*

10.19	Form of Award Agreement for Stock Options (incorporated by reference to Exhibit 4.6 of the Company’s Form S-8 filed on August 18, 2016).*

10.20	Form of Award Agreement for Restricted Stock (incorporated by reference to Exhibit 4.7 of the Company’s Form S-8 filed on August 18, 2016).*

10.21	Amendment dated as of January 31, 2019 to R. Arthur Seaver, Jr. Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 6, 2019).*

10.22	Amendment dated as of January 31, 2019 to F. Justin Strickland Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 6, 2019).*

10.23	Amendment dated as of January 31, 2019 to Michael D. Dowling Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on February 6, 2019).*

10.24	Development Services Agreement dated as of April 9, 2019 between Southern First Bank and Cothran Properties, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 2, 2019).

10.25	Form of Subordinated Note Purchase Agreement dated as of September 30, 2019 by and among Southern First Bancshares, Inc. and certain qualified institutional buyers and accredited investors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 30, 2019).

10.26	Form of Registration Rights Agreement dated as of September 30, 2019 by and among Southern First Bancshares, Inc. and certain qualified institutional buyers and accredited investors (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 30, 2019).

10.27	Consulting Agreement dated as of January 23, 2020 between Southern First Bancshares, Inc., Southern First Bank, and F. Justin Strickland (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 23, 2020).*

10.28	General Waiver and Release Agreement dated as of January 23, 2020 between Southern First Bank and F. Justin Strickland (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 23, 2020).*

10.29	Pledge Agreement, dated as of June 30, 2017, by and between Southern First Bancshares, Inc. and CenterState Bank, National Association (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on July 3, 2017).

10.30	Amended and Restated Loan and Security Agreement, dated as of June 29, 2020, by and between Southern First Bancshares, Inc. and CenterState Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 3, 2020).

10.31	Amended and Restated Promissory Note, dated as of June 29, 2020, by and between Southern First Bancshares, Inc. and CenterState Bank, National Association (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 3, 2020).

10.32	Second Amended and Restated Loan and Security Agreement, dated as of December 21, 2021, by and between Southern First Bancshares, Inc. and SouthState Bank, National Association.**

10.33	Second Amended and Restated Promissory Note, dated as of December 21, 2021, by and between Southern First Bancshares, Inc. and SouthState Bank, National Association.**

21	Subsidiaries.

23	Consent of Independent Public Accountants.

24	Power of Attorney (contained herein as part of the signature pages).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2020, 2019, and 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018, and (iv) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan or arrangement
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.

Date: March 4, 2022	By:	/s/ R. Arthur Seaver, Jr.
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

Signature	Title	Date

/s/ R. Arthur Seaver, Jr.	Director, Chief Executive Officer	March 4, 2022
R. Arthur Seaver, Jr.	(Principal Executive Officer)

/s/ Michael D. Dowling	Chief Financial Officer, Chief Operating Officer	March 4, 2022
Michael D. Dowling	(Principal Financial and Accounting Officer)

/s/ Andrew B. Cajka, Jr.	Director	March 4, 2022
Andrew B. Cajka, Jr.

/s/ Mark A. Cothran	Director	March 4, 2022
Mark A. Cothran

/s/ Leighton M. Cubbage	Director	March 4, 2022
Leighton M. Cubbage

/s/ David G. Ellison	Director	March 4, 2022
David G. Ellison

/s/ Anne S. Ellefson	Director	March 4, 2022
Anne S. Ellefson

/s/ Terry Grayson-Caprio	Director	March 4, 2022
Terry Grayson-Caprio

/s/ Tecumseh Hooper, Jr.	Director	March 4, 2022
Tecumseh Hooper, Jr.

/s/ Rudolph G. Johnstone, III M.D.	Director	March 4, 2022
Rudolph G. Johnstone, III, M.D.

/s/ Ray A. Lattimore	Director	March 4, 2022
Ray A. Lattimore

/s/ Anna T. Locke	Director	March 4, 2022
Anna T. Locke

/s/ William A. Maner, IV	Director	March 4, 2022
William A. Maner, IV

/s/ James B. Orders, III	Director, Chairman	March 4, 2022
James B. Orders, III