Form 10-Q
period 2022-03-31
SOUTHERN FIRST BANCSHARES INC
filed 2022-05-06
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

7,983,269 shares of common stock, par value $0.01 per share, were issued and outstanding as of April 28, 2022.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
March 31, 2022 Form 10-Q

i

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except share data)	2022	2021
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$20,992	21,770
Federal funds sold	95,093	86,882
Interest-bearing deposits with banks	33,131	58,557
Total cash and cash equivalents	149,216	167,209
Investment securities:
Investment securities available for sale	106,978	120,281
Other investments	4,104	4,021
Total investment securities	111,082	124,302
Mortgage loans held for sale	17,840	13,556
Loans	2,660,675	2,489,877
Less allowance for credit losses	(32,944)	(30,408)
Loans, net	2,627,731	2,459,469
Bank owned life insurance	50,148	49,833
Property and equipment, net	95,129	92,370
Deferred income taxes, net	10,635	8,397
Accrued interest receivable	7,627	7,624
Other assets	3,232	2,788
Total assets	$3,072,640	2,925,548
LIABILITIES
Deposits	$2,708,174	2,563,826
Subordinated debentures	36,133	36,106
Other liabilities	49,809	47,715
Total liabilities	2,794,116	2,647,647
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 7,980,519 and 7,925,819 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	80	79
Nonvested restricted stock	(3,425)	(1,435)
Additional paid-in capital	117,286	114,226
Accumulated other comprehensive loss	(6,393)	(740)
Retained earnings	170,976	165,771
Total shareholders’ equity	278,524	277,901
Total liabilities and shareholders’ equity	$3,072,640	2,925,548

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months
	ended March 31,
(dollars in thousands, except share data)	2022	2021
Interest income
Loans	$23,931	22,465
Investment securities	474	301
Federal funds sold and interest-bearing deposits with banks	59	47
Total interest income	24,464	22,813
Interest expense
Deposits	908	1,155
Borrowings	392	385
Total interest expense	1,300	1,540
Net interest income	23,164	21,273
Provision for (reversal of) credit losses	1,105	(300)
Net interest income after provision for credit losses	22,059	21,573
Noninterest income
Mortgage banking income	1,494	4,633
Service fees on deposit accounts	191	185
ATM and debit card income	528	470
Income from bank owned life insurance	315	267
Other income	399	349
Total noninterest income	2,927	5,904
Noninterest expenses
Compensation and benefits	8,144	6,683
Mortgage production costs	1,649	2,867
Occupancy	1,777	1,637
Other real estate owned expenses	-	387
Outside service and data processing costs	1,411	1,142
Insurance	261	301
Professional fees	496	421
Marketing	256	182
Other	691	542
Total noninterest expenses	14,685	14,162
Income before income tax expense	10,301	13,315
Income tax expense	2,331	2,949
Net income	$7,970	10,366
Earnings per common share
Basic	$1.00	1.33
Diluted	0.98	1.31
Weighted average common shares outstanding
Basic	7,931,855	7,774,515
Diluted	8,096,310	7,908,537

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended March 31,
(dollars in thousands)	2022	2021
Net income	$7,970	10,366
Other comprehensive income:
Unrealized gain (loss) on securities available for sale:
Unrealized holding loss arising during the period, pretax	(7,141)	(1,409)
Tax benefit	1,500	296
Reclassification of realized gain	(15)	-
Tax benefit	3	-
Other comprehensive loss	(5,653)	(1,113)
Comprehensive income	$2,317	9,253

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended March 31,
	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2020	7,772,748	$78	-	$-	$(698)	$108,831	$1,023	$119,060	$228,294
Net income	-	-	-	-	-	-	-	10,366	10,366
Proceeds from exercise of stock options	69,598	1	-	-	-	1,577	-	-	1,578
Issuance of restricted stock	10,750	-	-	-	(477)	477	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	100	-	-	-	100
Compensation expense related to stock options, net of tax	-	-	-	-	-	296	-	-	296
Other comprehensive loss	-	-	-	-	-	-	(1,113)	-	(1,113)

March 31, 2021	7,853,096	$79	-	$-	$(1,075)	$111,181	$(90)	$129,426	$239,521
December 31, 2021	7,925,819	$79	-	$-	$(1,435)	$114,226	$(740)	$165,771	$277,901
Net income	-	-	-	-	-	-	-	7,970	7,970
Proceeds from exercise of stock options	18,125	-	-	-	-	579	-	-	579
Issuance of restricted stock	36,575	1	-	-	(2,235)	2,234	-	-	-
Adoption of ASU 2016-13	-	-	-	-	-	-	-	(2,765)	(2,765)
Compensation expense related to restricted stock, net of tax	-	-	-	-	245	-	-	-	245
Compensation expense related to stock options, net of tax	-	-	-	-	-	247	-	-	247
Other comprehensive loss	-	-	-	-	-	-	(5,653)	-	(5,653)

March 31, 2022	7,980,519	$80	-	$-	$(3,425)	$117,286	$(6,393)	$170,976	$278,524

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
(dollars in thousands)	2022	2021
Operating activities
Net income	$7,970	10,366
Adjustments to reconcile net income to cash provided by operating activities:
Provision for (reversal of) credit losses	1,105	(300)
Depreciation and other amortization	583	551
Accretion and amortization of securities discounts and premium, net	210	232
Loss on sale of real estate owned	-	380
Gain on sale of fixed assets	-	(10)
Gain on sale of securities	(15)	-
Net change in operating leases	108	121
Compensation expense related to stock options and restricted stock grants	492	396
Gain on sale of loans held for sale	(899)	(4,813)
Loans originated and held for sale	(75,729)	(173,380)
Proceeds from sale of loans held for sale	72,344	181,377
Increase in cash surrender value of bank owned life insurance	(315)	(267)
Decrease in deferred tax asset	-	1
Decrease (increase) in accrued interest receivable	(3)	499
Decrease (increase) in other assets	(444)	(123)
Increase (decrease) in other liabilities	2,460	(4,461)
Net cash provided by operating activities	7,867	10,569
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(170,787)	(41,165)
Purchase of property and equipment	(5,869)	(2,609)
Purchase of investment securities:
Available for sale	(10,094)	(5,366)
Other investments	(2,265)	-
Payments and maturities, calls and repayments of investment securities:
Available for sale	16,046	5,458
Other investments	2,182	1,862
Purchase of bank owned life insurance	-	(7,500)
Proceeds from sale of fixed assets	-	50
Proceeds from sale of other real estate owned	-	788
Net cash used for investing activities	(170,787)	(48,482)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	144,348	115,993
Decrease in Federal Home Loan Bank advances and other borrowings, net	-	(25,000)
Proceeds from the exercise of stock options	579	1,578
Net cash provided by financing activities	144,927	92,571
Net increase (decrease) in cash and cash equivalents	(17,993)	54,658
Cash and cash equivalents at beginning of the period	167,209	100,687
Cash and cash equivalents at end of the period	$149,216	155,345
Supplemental information
Cash paid for
Interest	$1,789	2,767
Income taxes	-	-
Schedule of non-cash transactions
Unrealized loss on securities, net of income taxes	(5,653)	(1,113)

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 4, 2022. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, real estate acquired in the settlement of loans, fair value of financial instruments, evaluating other-than-temporary-impairment of investment securities and valuation of deferred tax assets.

Risks and Uncertainties

The impact of the coronavirus (COVID-19) pandemic is fluid and continues to evolve, adversely affecting many of the Bank’s clients. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including increases in new COVID-19 cases, hospitalizations and deaths leading to additional government imposed restrictions; refusals to receive the vaccines along with concerns related to new strains of the virus; supply chain issues remaining unresolved longer than anticipated; labor shortages; decreases in consumer confidence and spending; and rising geopolitical tensions.

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

As of March 31, 2022, the Company’s and the Bank’s capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

The Company maintains access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the subsidiary bank. As of March 31, 2022, the $15.0 million line was unused.

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

Adoption of New Accounting Standard

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The ASU introduces a new credit loss methodology, the Current Expected Credit Loss (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. Since its original issuance in 2016, the FASB has issued several updates to the original ASU.

The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired. It also applies to off-balance sheet credit exposures, such as unfunded commitments to extend credit. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The methodology replaces the multiple existing impairment methods in current GAAP, which generally require that a loss be incurred before it is recognized. For available-for-sale securities where fair value is less than cost, credit-related impairment, if any, is recognized through an allowance for credit losses and adjusted each period for changes in credit risk.

On January 1, 2022, the Company adopted the guidance prospectively with a cumulative adjustment to retained earnings. Results for reporting periods beginning after January 1, 2022 are presented under CECL while prior period amounts continue to be reported in accordance with the previously applicable incurred loss accounting methodology. The transition adjustment for the adoption of CECL included an increase in the allowance for credit losses on loans of $1.5 million and an increase in the reserve for unfunded loan commitments of $2.0 million, which is recorded within other liabilities. The adoption of CECL had an insignificant impact on the Company’s investment securities portfolio. The Company recorded a net decrease to retained earnings of $2.8 million as of January 1, 2022 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Federal banking regulatory agencies provided optional relief to delay the adverse regulatory capital impact of CECL at adoption. The Company did not elect to use this optional relief.

Significant Accounting Policy Changes

Upon adoption of ASC 326, the Company revised the accounting policy for the Allowance for Credit Losses as detailed below.

Allowance for Credit Losses - Securities Available for Sale

For available for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income with the establishment of an allowance under CECL compared to a direct write down of the security under Incurred Loss. For debt securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, management considers any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses under CECL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2022, there was no allowance for credit losses related to the available-for-sale portfolio.

Accrued interest receivable on available for sale debt securities totaled $436,000 at March 31, 2022 and was excluded from the estimate of credit losses.

Allowance for Credit Losses - Loans

Under the current expected credit loss model, the allowance for credit losses on loans is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.

Management assesses the adequacy of the allowance on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay a loan, the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. Management believes the level of the allowance for credit losses is adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date. The allowance is increased through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off.

The allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics. The Company has identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses:

Commercial loans

●	Owner occupied real estate - Owner occupied commercial mortgages consist of loans to purchase or re-finance owner occupied nonresidential properties. This includes office buildings, other commercial facilities, and farmland. Commercial mortgages secured by owner occupied properties are primarily dependent on the ability of borrowers to achieve business results consistent with those projected at loan origination. While these loans and leases are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation.

●	Non-owner occupied real estate - Non-owner occupied commercial mortgages consist of loans to purchase or refinance investment nonresidential properties. This includes office buildings and other facilities rented or leased to unrelated parties, as well as farmland and multifamily properties. The primary risk associated with income producing commercial mortgage loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. While these loans and leases are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation.

●	Construction - Construction loans consist of loans to finance land for development of commercial or residential real property and construction of multifamily apartments or other commercial properties. These loans are highly dependent on the supply and demand for commercial real estate as well as the demand for newly constructed residential homes and lots acquired for development. Deterioration in demand could result in decreased collateral values, which could make repayments of outstanding loans difficult for customers.

●	Commercial business - Commercial business loans consist of loans or lines of credit to finance accounts receivable, inventory or other general business needs, business credit cards, and lease financing agreements for equipment, vehicles, or other assets. The primary risk associated with commercial and industrial and lease financing loans is the ability of borrowers to achieve business results consistent with those projected at origination. Failure to achieve these projections presents risk the borrower will be unable to service the debt consistent with the contractual terms of the loan or lease.

Consumer loans

●	Real estate - Residential mortgages consist of loans to purchase or refinance the borrower’s primary dwelling, second residence or vacation home and are often secured by 1-4 family residential property. Significant and rapid declines in real estate values can result in borrowers having debt levels in excess of the current market value of the collateral.

●	Home equity – Home equity loans consist of home equity lines of credit and other lines of credit secured by first or second liens on the borrower’s primary residence. These loans are secured by both senior and junior liens on the residential real estate and are particularly susceptible to declining collateral values. This risk is elevated for loans secured by junior lines as a substantial decline in value could render the junior lien position effectively unsecured.

●	Construction - Construction loans consist of loans to construct a borrower’s primary or secondary residence or vacant land upon which the owner intends to construct a dwelling at a future date. These loans are typically secured by undeveloped or partially developed land in anticipation of completing construction of a 1-4 family residential property. There is risk these construction and development projects can experience delays and cost overruns exceeding the borrower’s financial ability to complete the project. Such cost overruns can result in foreclosure of partially completed and unmarketable collateral.

●	Other - Consumer loans consist of loans to finance unsecured home improvements, student loans, automobiles and revolving lines of credit that can be secured or unsecured. The value of the underlying collateral within this class is at risk of potential rapid depreciation which could result in unpaid balances in excess of the collateral.

For all loan pools, the Company uses a lifetime probability of default and loss given default modeling approach to estimate the allowance for credit losses on loans. This method uses historical correlations between default experience and the age of loans to forecast defaults and losses, assuming that a loan in a pool shares similar risk characteristics such as loan product type, risk rating and loan age, and demonstrates similar default characteristics as other loans in that pool, as the loan progresses through its lifecycle. The Company calculates lifetime probability of default and loss given default rates based on historical loss experience, which is used to calculate expected losses based on the pool’s loss rate and the age of loans in the pool. Management believes that the Company’s historical loss experience provides the best basis for its assessment of expected credit losses to determine the allowance for credit losses. The Company uses its own internal data to measure historical credit loss experience within the pools with similar risk characteristics over an economic cycle. The probability of default and loss given default method also includes assumptions of observed migration over the lifetime of the underlying loan data.

Management also considers further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that exist for the period over which historical information is evaluated as well as other changes in qualitative factors not inherently considered in the quantitative analyses. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management, but measured by objective measurements period over period. The data for each measurement may be obtained from internal or external sources. The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time. The resulting qualitative adjustments are applied to the relevant collectively evaluated loan pools. These adjustments are based upon quarterly trend assessments in certain economic factors as well as associate retention and turnover, portfolio concentrations, and growth characteristics. The qualitative analysis increases or decreases the allowance allocation for each loan pool based on the assessment of factors described above.

Loans that do not share similar risk characteristics with the collectively evaluated pools are evaluated on an individual basis and are excluded from the collectively evaluated loan pools. Individual loan evaluations are generally performed for impaired loans, which includes nonaccrual loans and loans modified in a troubled debt restructuring (“TDR”). Such loans are evaluated for credit losses based on either discounted cash flows or the fair value of collateral. The Company has elected the practical expedient under ASC 326 to estimate expected credit losses based on the fair value of collateral, which considers selling costs in the event sale of the collateral is expected. Loans for which terms have been modified in a TDR are evaluated using these same individual evaluation methods. In the event the discounted cash flow method is used for a TDR, the original interest rate is used to discount expected cash flows.

While the Company’s policies and procedures used to estimate the allowance for credit losses, as well as the resultant provision for credit losses charged to income, are considered adequate by management and are reviewed periodically by regulators, model validators and internal audit, they are necessarily approximate and imprecise. There are factors beyond the Company’s control, such as changes in projected economic conditions, real estate markets or particular industry conditions which may materially impact asset quality and the adequacy of the allowance for credit losses and thus the resulting provision for credit losses.

Accrued Interest Receivable

Accrued interest receivable related to loans totaled $7.2 million at March 31, 2022 and was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectable interest.

Unfunded Commitments

Effective with the adoption of CECL, the Company estimates expected credit losses on commitments to extend credit over the contractual period in which the Company is exposed to credit risk on the underlying commitments, unless the obligation is unconditionally cancelable by the Company. The allowance for off-balance sheet credit exposures, which is reflected within other liabilities on the consolidated balance sheet, is adjusted for as an increase or decrease to the provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance is calculated using the same aggregate reserve rates calculated for the funded portion of loans at the portfolio level applied to the amount of commitments expected to fund.

The Company’s CECL allowances will fluctuate over time due to macroeconomic conditions and forecasts as well as the size and composition of the loan portfolios.

Newly Issued, But Not Yet Effective Accounting Standards

In March 2022, the FASB amended the Receivables–Troubled Debt Restructuring by Creditors subtopic and Financial Instruments–Credit Losses subtopic to the Accounting Standards Codification. The amendments eliminate the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, for public business entities, the amendments require disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted if ASU 2016-13 has been adopted, including adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	March 31, 2022
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,191	-	125	2,066
US treasuries	999	-	65	934
US government agencies	13,005	-	1,187	11,818
State and political subdivisions	23,202	26	1,587	21,641
Asset-backed securities	8,423	4	76	8,351
Mortgage-backed securities
FHLMC	22,138	-	1,846	20,292
FNMA	37,907	-	2,816	35,091
GNMA	7,206	-	421	6,785
Total mortgage-backed securities	67,251	-	5,083	62,168
Total investment securities available for sale	$115,071	30	8,123	106,978

	December 31, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,198	-	10	2,188
US treasuries	999	-	7	992
US government agencies	14,504	1	336	14,169
SBA securities	429	9	-	438
State and political subdivisions	24,887	549	260	25,176
Asset-backed securities	10,136	45	17	10,164
Mortgage-backed securities
FHLMC	23,057	102	494	22,665
FNMA	40,924	235	660	40,499
GNMA	4,084	3	97	3,990
Total mortgage-backed securities	68,065	340	1,251	67,154
Total investment securities available for sale	$121,218	944	1,881	120,281

Contractual maturities and yields on the Company’s investment securities at March 31, 2022 and December 31, 2021 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2022
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	$-	-	$2,066	1.99%	$-	-	$2,066	1.99%
US treasuries	-	-	-	-	934	1.27%	-	-	934	1.27%
US government agencies	-	-	954	0.45%	8,176	1.31%	2,688	1.79%	11,818	1.35%
State and political subdivisions	-	-	470	2.13%	4,859	1.62%	16,312	2.19%	21,641	2.06%
Asset-backed securities	-	-	-	-	1,412	2.22%	6,939	1.08%	8,351	1.27%
Mortgage-backed securities	-	-	3,422	1.22%	5,196	1.43%	53,550	1.50%	62,168	1.47%
Total	$-	-	$4,846	1.16%	$22,643	1.52%	$79,489	1.61%	$106,978	1.57%

	December 31, 2021
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	$-	-	$2,188	1.98%	$-	-	$2,188	1.98%
US treasuries	-	-	-	-	992	1.27%	-	-	992	1.27%
US government agencies	-	-	2,481	0.36%	8,756	1.31%	2,932	1.79%	14,169	1.24%
SBA securities	-	-	-	-	-	-	438	1.01%	438	1.01%
State and political subdivisions	-	-	471	2.13%	4,282	1.61%	20,423	2.21%	25,176	2.11%
Asset-backed securities	-	-	-	-	1,614	1.79%	8,550	0.97%	10,164	1.10%
Mortgage-backed securities	387	2.10%	4,411	1.29%	9,121	1.59%	53,235	1.38%	67,154	1.40%
Total	$387	2.10%	$7,363	1.03%	$26,953	1.53%	$85,578	1.55%	$120,281	1.52%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at March 31, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2022
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	1	$2,066	$125	-	$-	$-	1	$2,066	$125
US treasures	1	934	65	-	-	-	1	934	65
US government agencies	4	6,399	612	6	5,420	575	10	11,819	1,187
State and political subdivisions	20	15,206	1,033	8	4,461	554	28	19,667	1,587
Asset-backed	6	5,861	55	2	1,612	21	8	7,473	76
Mortgage-backed securities
FHLMC	14	15,318	1,286	5	4,974	560	19	20,292	1,846
FNMA	26	23,751	1,692	10	11,329	1,124	36	35,080	2,816
GNMA	4	4,107	212	3	2,678	209	7	6,785	421
Total	76	$73,642	$5,080	34	$30,474	$3,043	110	$104,116	$8,123

	December 31, 2021
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	1	$2,188	$10	-	$-	$-	1	$2,188	$10
US treasures	1	992	7	-	-	-	1	992	7
US government agencies	7	9,831	173	4	3,837	163	11	13,668	336
State and political subdivisions	9	7,821	193	6	2,909	67	15	10,730	260
Asset-backed	2	1,751	9	2	1,717	7	4	3,468	16
Mortgage-backed securities
FHLMC	10	13,705	303	4	4,644	192	14	18,349	495
FNMA	11	16,098	296	9	11,264	364	20	27,362	660
GNMA	2	655	4	3	3,215	93	5	3,870	97
Total	43	$53,041	$995	28	$27,586	$886	71	$80,627	$1,881

At March 31, 2022 the Company had 76 individual investments with a fair market value of $73.6 million that were in an unrealized loss position for less than 12 months and 34 individual investments with a fair market value of $30.5 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	March 31, 2022	December 31, 2021
Federal Home Loan Bank stock	$1,256	1,241
Other nonmarketable investments	2,445	2,377
Investment in Trust Preferred subsidiaries	403	403
Total other investments	$4,104	4,021

The Company has evaluated other investments for impairment and determined that the other investments are not impaired as of March 31, 2022 and that ultimate recoverability of the par value of the investments is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At March 31, 2022, mortgage loans held for sale totaled $17.8 million compared to $13.6 million at December 31, 2021.

NOTE 4 – Loans and Allowance for Credit Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $5.5 million as of March 31, 2022 and $5.0 million as of December 31, 2021.

	March 31, 2022		December 31, 2021
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$527,776	19.8%	$488,965	19.6%
Non-owner occupied RE	705,811	26.5%	666,833	26.8%
Construction	75,015	2.8%	64,425	2.6%
Business	352,932	13.3%	333,049	13.4%
Total commercial loans	1,661,534	62.4%	1,553,272	62.4%
Consumer
Real estate	745,667	28.0%	694,401	27.9%
Home equity	155,678	5.9%	154,839	6.2%
Construction	72,627	2.7%	59,846	2.4%
Other	25,169	1.0%	27,519	1.1%
Total consumer loans	999,141	37.6%	936,605	37.6%
Total gross loans, net of deferred fees	2,660,675	100.0%	2,489,877	100.0%
Less—allowance for credit losses	(32,944)		(30,408)
Total loans, net	$2,627,731		$2,459,469

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

	March 31, 2022
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$15,677	116,156	353,233	42,710	527,776
Non-owner occupied RE	48,491	338,553	290,547	28,220	705,811
Construction	4,668	24,360	36,711	9,276	75,015
Business	71,844	155,045	122,820	3,223	352,932
Total commercial loans	140,680	634,114	803,311	83,429	1,661,534
Consumer
Real estate	9,839	45,057	182,195	508,576	745,667
Home equity	2,309	20,411	127,604	5,354	155,678
Construction	932	1,651	8,858	61,186	72,627
Other	5,160	16,368	3,219	422	25,169
Total consumer loans	18,240	83,487	321,876	575,538	999,141
Total gross loans, net of deferred fees	$158,920	717,601	1,125,187	658,967	2,660,675

	December 31, 2021
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$16,858	120,480	316,261	35,366	488,965
Non-owner occupied RE	47,453	329,085	263,317	26,978	666,833
Construction	4,882	16,393	29,310	13,840	64,425
Business	66,833	152,732	109,008	4,476	333,049
Total commercial loans	136,026	618,690	717,896	80,660	1,553,272
Consumer
Real estate	14,632	45,219	162,655	471,895	694,401
Home equity	2,178	21,280	125,427	5,954	154,839
Construction	961	594	8,956	49,335	59,846
Other	8,071	15,711	3,341	396	27,519
Total consumer	25,842	82,804	300,379	527,580	936,605
Total gross loans, net of deferred fees	$161,868	701,494	1,018,275	608,240	2,489,877

The following table summarizes the loans due after one year by category as of March 31, 2022.

	Interest Rate

(dollars in thousands)	Fixed	Floating or Adjustable
Commercial
Owner occupied RE	$507,622	4,477
Non-owner occupied RE	578,786	78,534
Construction	66,873	3,474
Business	212,419	68,669
Total commercial loans	1,365,700	155,154
Consumer
Real estate	735,758	70
Home equity	11,634	141,735
Construction	71,695	-
Other	13,208	6,801
Total consumer loans	832,295	148,606
Total gross loans, net of deferred fees	$2,197,995	303,760

Credit Quality Indicators

The Company tracks credit quality based on its internal risk ratings. Upon origination, a loan is assigned an initial risk grade, which is generally based on several factors such as the borrower’s credit score, the loan-to-value ratio, the debt-to-income ratio, etc. After loans are initially graded, they are monitored regularly for credit quality based on many factors, such as payment history, the borrower’s financial status, and changes in collateral value. Loans can be downgraded or upgraded depending on management’s evaluation of these factors. Internal risk-grading policies are consistent throughout each loan type.

A description of the general characteristics of the risk grades is as follows:

●	Pass—These loans range from minimal to average credit risk however still have acceptable credit risk.

●	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

●	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

●	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following table presents loan balances classified by credit quality indicators by year of origination as of March 31, 2022.

	March 31, 2022
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Total
Commercial
Owner occupied RE
Pass	$48,943	136,043	91,485	76,409	42,537	130,973	-	526,390
Special Mention	-	163	-	-	-	159	-	322
Substandard	-	-	653	-	298	113	-	1,064
Total Owner occupied RE	48,943	136,206	92,138	76,409	42,835	131,245	-	527,776

Non-owner occupied RE
Pass	61,668	186,526	118,651	82,442	84,310	145,200	-	678,797
Special Mention	-	205	-	313	5,544	5,614	-	11,676
Substandard	-	141	-	13,237	309	1,651	-	15,338
Total Non-owner occupied RE	61,668	186,872	118,651	95,992	90,163	152,465	-	705,811

Construction
Pass	6,472	53,371	9,073	4,498	1,601	-	-	75,015
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Construction	6,472	53,371	9,073	4,498	1,601	-	-	75,015

Business
Pass	30,305	62,583	36,345	27,908	38,361	36,286	117,232	349,020
Special Mention	224	53	398	-	-	168	101	944
Substandard	-	-	1,294	204	362	1,083	25	2,968
Total Business	30,529	62,636	38,037	28,112	38,723	37,537	117,358	352,932
Total Commercial loans	147,612	439,085	257,899	205,011	173,322	321,247	117,358	1,661,534

Consumer
Real estate
Pass	69,226	255,662	197,008	80,005	42,490	91,948	-	736,339
Special Mention		1,113	1,387	1,068	568	848	-	4,984
Substandard	-	902	230	419	963	1,830	-	4,344
Total Real estate	69,226	257,677	198,625	81,492	44,021	94,626	-	745,667

Home equity
Pass	-	-	-	-	-	-	150,767	150,767
Special Mention	-	-	-	-	-	-	2,186	2,186
Substandard	-	-	-	-	-	-	2,725	2,725
Total Home equity	-	-	-	-	-	-	155,678	155,678

Construction
Pass	10,078	42,845	19,420	-	-	-	-	72,343
Special Mention	-	-	-	284	-	-	-	284
Substandard	-	-	-	-	-	-	-	-
Total Construction	10,078	42,845	19,420	284	-	-	-	72,627

Other
Pass	1,177	2,700	1,250	2,001	711	3,916	13,227	24,982
Special Mention	-	-	8	38	76	10	33	165
Substandard	-	-	-	12	-	-	10	22
Total Other	1,177	2,700	1,258	2,051	787	3,926	13,270	25,169
Total Consumer loans	80,481	303,222	219,303	83,827	44,808	98,552	168,948	999,141
Total loans	$228,093	742,307	477,202	288,838	218,130	419,799	286,306	2,660,675

The following table presents loan balances classified by credit quality indicators and loan categories as of December 31, 2021.

	December 31, 2021
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Pass	$487,422	589,280	64,425	328,371	684,923	148,933	59,846	27,365	2,390,565
Special mention	327	48,310	-	1,530	4,294	2,986	-	129	57,576
Substandard	1,216	29,243	-	3,148	5,184	2,920	-	25	41,736
Total	$488,965	666,833	64,425	333,049	694,401	154,839	59,846	27,519	2,489,877

The following tables loan balances by payment status.

	March 31, 2022
(dollars in thousands)	Accruing 30-59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$-	-	-	-	527,776	527,776
Non-owner occupied RE	75	-	-	1,026	704,710	705,811
Construction	-	-	-	-	75,015	75,015
Business	124	-	-	-	352,808	352,932
Consumer
Real estate	757	695	-	1,482	742,733	745,667
Home equity	-	1	-	2,024	153,653	155,678
Construction	-	-	-	-	72,627	72,627
Other	3	-	-	-	25,166	25,169
Total	$959	696	-	4,532	2,654,488	2,660,675

	December 31, 2021
(dollars in thousands)	Accruing 30-59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$-	-	-	-	488,965	488,965
Non-owner occupied RE	-	-	-	1,069	665,764	666,833
Construction	-	-	-	-	64,425	64,425
Business	-	-	-	-	333,049	333,049
Consumer
Real estate	136	-	-	1,750	692,515	694,401
Home equity	417	174	-	2,045	152,203	154,839
Construction	-	-	-	-	59,846	59,846
Other	5	-	-	-	27,514	27,519
Total	$558	174	-	4,864	2,484,281	2,489,877

As of March 31, 2022 and December 31, 2021, loans 30 days or more past due represented 0.13% and 0.09% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.01% and 0.00% of the Company’s total loan portfolio as of March 31, 2022 and December 31, 2021, respectively. Consumer loans 30 days or more past due were 0.12% and 0.09% of total loans as of March 31, 2022 and December 31, 2021, respectively.

Nonperforming assets

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

(dollars in thousands)	March 31, 2022	December 31, 2021
Nonaccrual loans	$1,819	-
Nonaccruing TDRs	2,713	2,952
Total nonaccrual loans, including nonaccruing TDRs	4,532	4,864
Other real estate owned	-	-
Total nonperforming assets	$4,532	4,864
Nonperforming assets as a percentage of:
Total assets	0.15%	0.17%
Gross loans	0.17%	0.20%
Total loans over 90 days past due	$554	554
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	3,241	3,299

The table below summarizes nonaccrual loans by major categories for the periods presented.

	CECL			Incurred loss
	March 31, 2022			December 31, 2021
	Nonaccrual	Nonaccrual
	loans	loans	Total	Total
	with no	with an	nonaccrual	nonaccrual
(dollars in thousands)	allowance	allowance	loans	loans
Commercial
Owner occupied RE	$-	-	-	-
Non-owner occupied RE	265	761	1,026	1,070
Construction	-	-	-	-
Business	-	-	-	-
Total commercial	265	761	1,026	1,070
Consumer
Real estate	987	495	1,482	1,750
Home equity	1,971	53	2,024	2,044
Construction	-	-	-	-
Other	-	-	-	-
Total consumer	2,958	548	3,506	3,794
Total	$3,224	1,309	4,532	4,864

The table below summarizes key information for loans individually evaluated for impairment loans under the incurred loss methodology. These loans include loans on nonaccrual status and loans modified in a TDR, whether on accrual or nonaccrual status. These loans may have estimated impairment which is included in the allowance for credit losses.

			December 31, 2021
			Recorded investment
			Impaired loans	Impaired loans
	Unpaid		with no related	with related	Related
(dollars in thousands)	Principal Balance	Impaired loans	allowance for credit losses	allowance for credit losses	allowance for credit losses
Commercial
Owner occupied RE	$1,261	1,261	1,261	-	-
Non-owner occupied RE	2,012	1,070	270	800	171
Construction	-	-	-	-	-
Business	1,104	1,104	-	1,104	452
Total commercial	4,377	3,435	1,531	1,904	623
Consumer
Real estate	2,638	2,561	1,743	818	144
Home equity	2,206	2,044	1,989	55	55
Construction	-	-	-	-	-
Other	123	123	-	123	14
Total consumer	4,967	4,728	3,732	996	213
Total	$9,344	8,163	5,263	2,900	836

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended March 31, 2021		Year ended December 31, 2021
(dollars in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial
Owner occupied RE	$1,569	16	1,387	65
Non-owner occupied RE	2,161	62	3,128	182
Construction	137	2	55	-
Business	2,329	34	2,218	62
Total commercial	6,196	114	6,788	309
Consumer
Real estate	4,212	43	3,641	98
Home equity	2,030	16	1,964	85
Construction	-	-	-	-
Other	134	1	129	4
Total consumer	6,376	60	5,734	187
Total	$12,572	174	12,522	496

Allowance for Credit Losses

The following table summarizes the activity related to the allowance for credit losses for the three months ended March 31, 2022 under the CECL methodology.

	Three months ended March 31, 2022
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$4,700	10,518	625	4,887	7,083	1,697	578	320	30,408
Adjustment for CECL	(313)	333	154	1,057	(294)	438	130	(5)	1,500
Provision for credit losses	511	(878)	150	159	813	165	136	(31)	1,025
Loan charge-offs	-	-	-	-	-	(169)	-	-	(169)
Loan recoveries	-	-	-	114	-	66	-	-	180
Net loan recoveries (charge-offs)	-	-	-	114	-	(103)	-	-	11
Balance, end of period	$4,898	9,973	929	6,217	7,602	2,197	844	284	32,944
Net charge-offs (recoveries) to average loans (annualized)									0.00%
Allowance for credit losses to gross loans									1.24%
Allowance for credit losses to nonperforming loans									726.88%

Prior to the adoption of ASC 326 on January 1, 2022, the Company calculated the allowance for loan losses under the incurred loss methodology. The following two tables are disclosures related to the allowance for loan losses in prior periods under this methodology.

	Three months ended March 31, 2021
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$8,145	12,049	1,154	7,845	10,453	3,249	747	507	44,149
Provision for loan losses	(991)	3,146	(327)	(785)	(787)	(423)	(62)	(71)	(300)
Loan charge-offs	-	-	-	(267)	-	(139)	-	-	(406)
Loan recoveries	-	-	-	55	-	1	-	-	56
Net loan recoveries (charge-offs)	-	-	-	(212)	-	(138)	-	-	(350)
Balance, end of period	$7,154	15,195	827	6,848	9,666	2,688	685	436	43,499
Net charge-offs to average loans (annualized)									0.07%
Allowance for loan losses to gross loans									1.99%
Allowance for loan losses to nonperforming loans									557.47%

The following table disaggregates the allowance for loan losses and recorded investment in loans by impairment methodology under the incurred loss methodology.

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

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. The Company reviews individually evaluated loans for designation as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses.

The following table presents an analysis of collateral-dependent loans of the Company as of March 31, 2022.

	March 31, 2022
	Real	Business
(dollars in thousands)	estate	assets	Other	Total
Commercial
Owner occupied RE	$1,250	-	-	1,250
Non-owner occupied RE	265	-	-	265
Construction	-	-	-	-
Business	-	-	-	-
Total commercial	1,515	-	-	1,515
Consumer
Real estate	1,484	-	-	1,484
Home equity	2,024	-	-	2,024
Construction	-	-	-	-
Other	-	-	-	-
Total consumer	3,508	-	-	3,508
Total	$5,023	-	-	5,023

Under CECL, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

Allowance for Credit Losses - Unfunded Loan Commitments

The allowance for credit losses for unfunded loan commitments was $2.1 million at March 31, 2022 and is separately classified on the balance sheet within other liabilities. Prior to the adoption of CECL, the Company’s reserve for unfunded commitments was not material. The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2022.

Three months ended
(dollars in thousands)	March 31, 2022
Balance, beginning of period	-
Adjustment for adoption of CECL	$2,000
Provision for (reversal of) loan losses	80
Loan charge-offs	-
Loan recoveries	-
Net loan (charge-offs) recoveries	-
Balance, end of period	$2,080

NOTE 5 – Troubled Debt Restructurings

At March 31, 2022, the Company had 13 loans totaling $6.0 million compared to 14 loans totaling $6.3 million at December 31, 2021, which were considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of the workout plan for individual loan relationships, the Company may restructure loan terms to assist borrowers facing financial challenges in the current economic environment.

The were no renewals or modifications to any loans considered TDRs during the three months ended March 31, 2022. For the three months ended March 31, 2021, renewals and modifications were not material.

As of March 31, 2022 and 2021, there were no loans modified as a TDR for which there was a payment default (60 days past due) within 12 months of the restructuring date.

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

The following table summarizes the Company’s outstanding financial derivative instruments at March 31, 2022 and December 31, 2021.

	March 31, 2022
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$33,011	Other assets	$77
MBS forward sales commitments	24,500	Other assets	436
Total derivative financial instruments	$57,511		$513

	December 31, 2021
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$32,478	Other assets	$425
MBS forward sales commitments	21,000	Other liabilities	(41)
Total derivative financial instruments	$53,478		$384

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 14 of the Company’s 2021 Annual Report on Form 10-K. The Company’s loan portfolio is initially fair valued using a segmented approach, using the eight categories of loans as disclosed in Note 4 – Loans and Allowance for Credit Losses. Loans are considered a Level 3 classification.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

	March 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
Corporate bonds	$-	2,066	-	2,066
US treasuries	-	934	-	934
US government agencies	-	11,818	-	11,818
State and political subdivisions	-	21,641	-	21,641
Asset-backed securities	-	8,351	-	8,351
Mortgage-backed securities	-	62,168	-	62,168
Mortgage loans held for sale	-	17,840	-	17,840
Mortgage loan interest rate lock commitments	-	77	-	77
MBS forward sales commitments	-	436	-	436
Total assets measured at fair value on a recurring basis	$-	125,331	-	125,331

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Corporate bonds	$-	2,188	-	2,188
US treasuries	-	992	-	992
US government agencies	-	14,169	-	14,169
SBA securities	-	438	-	438
State and political subdivisions	-	25,176	-	25,176
Asset-backed securities	-	10,164	-	10,164
Mortgage-backed securities	-	67,154	-	67,154
Mortgage loans held for sale	-	13,556	-	13,556
Mortgage loan interest rate lock commitments	-	425	-	425
Total assets measured at fair value on a recurring basis	$-	134,262	-	134,262

Liabilities
MBS forward sales commitments	$-	41	-	41
Total liabilities measured at fair value on a recurring basis	$-	41	-	41

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021.

	As of March 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	4,970	1,984	6,954
Total assets measured at fair value on a nonrecurring basis	$-	4,970	1,984	6,954

	As of December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	5,262	2,065	7,327
Total assets measured at fair value on a nonrecurring basis	$-	5,262	2,065	7,327

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

The estimated fair values of the Company’s financial instruments at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$4,104	4,104	-	-	4,104
Loans[1]	2,619,957	2,531,268	-	-	2,531,268
Financial Liabilities:
Deposits	2,623,174	2,273,251	-	2,273,251	-
Subordinated debentures	36,133	34,978	-	34,978	-

	December 31, 2021
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$4,021	4,021	-	-	4,021
Loans[1]	2,451,306	2,422,621	-	-	2,422,621
Financial Liabilities:
Deposits	2,563,826	2,327,055	-	2,327,055	-
Subordinated debentures	36,106	33,936	-	33,936	-

[1]	Carrying amount is net of the allowance for credit losses or loan losses, as applicable, and previously presented impaired loans.

NOTE 8 – Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”. As of March 31, 2022, we leased seven of our offices under various operating lease agreements. The lease agreements have maturity dates ranging from August 2028 to February 2032, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 7.63 years as of March 31, 2022.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered into. The weighted average discount rate for leases was 2.28% as of March 31, 2022.

The total operating lease costs were $778,000 and $714,000 for the three months ended March 31, 2022 and 2021, respectively. The right-of-use (ROU) asset, included in property and equipment, and lease liability, included in other liabilities, was $24.1 million and $25.6 million as of March 31, 2022, respectively, compared to $26.6 million and $28.0 million as of December 31, 2021, respectively. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.

Maturities of lease liabilities as of March 31, 2022 were as follows:

Operating
(dollars in thousands)	Leases
2022	$848
2023	1,938
2024	1,990
2025	2,045
2026	2,096
Thereafter	24,093
Total undiscounted lease payments	33,010
Discount effect of cash flows	7,443
Total lease liability	$25,567

NOTE 9 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three-month periods ended March 31, 2022 and 2021. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at March 31, 2022. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At March 31, 2022 and 2021, there were 9,000 and 210,899 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended March 31,
(dollars in thousands, except share data)	2022	2021
Numerator:
Net income available to common shareholders	$7,970	$10,366
Denominator:
Weighted-average common shares outstanding – basic	7,931,855	7,774,515
Common stock equivalents	164,455	134,022
Weighted-average common shares outstanding – diluted	8,096,310	7,908,537
Earnings per common share:
Basic	$1.00	$1.33
Diluted	$0.98	$1.31

NOTE 10 – Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The three segments include Commercial and Retail Banking, Mortgage Banking, and Corporate. The following schedule presents financial information for each reportable segment.

	Three months ended March 31, 2022					Three months ended March 31, 2021
(dollars in thousands)	Commercial and Retail Banking	Mortgage Banking	Corporate	Elimin- ations	Consol- idated	Commercial and Retail Banking	Mortgage Banking	Corporate	Elimin- ation	Consol- idated
Interest income	$24,234	230	5	(5)	24,464	22,414	399	3	(3)	22,813
Interest expense	925	-	380	(5)	1,300	1,161	-	382	(3)	1,540
Net interest income (loss)	23,309	230	(375)	-	23,164	21,253	399	(379)	-	21,273
Provision (benefit) for credit losses	905	200	-	-	1,105	(300)	-	-	-	(300)
Noninterest income	1,433	1,494	-	-	2,927	1,271	4,633	-	-	5,904
Noninterest expense	12,976	1,649	60	-	14,685	11,233	2,867	62	-	14,162
Net income (loss) before taxes	10,861	(125)	(435)	-	10,301	11,591	2,165	(441)	-	13,315
Income tax provision (benefit)	2,450	(28)	(91)	-	2,331	2,564	478	(93)	-	2,949
Net income (loss)	$8,411	(97)	(344)	-	7,970	9,027	1,687	(348)	-	10,366
Total assets	$3,033,122	39,003	314,658	(314,143)	3,072,640	2,516,869	62,530	275,941	(275,418)	2,579,922

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

Item 2. MANAGEMENT’S DISCUSSION AND Analysis of Financial Condition and Results of Operations.

The following discussion reviews our results of operations for the three month period ended March 31, 2022 as compared to the three month period ended March 31, 2021 and assesses our financial condition as of March 31, 2022 as compared to December 31, 2021. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K for that period. Results for the three month period ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any future period.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” or similar references mean Southern First Bancshares, Inc. and its consolidated subsidiary. References to the “Bank” refer to Southern First Bank.

Cautionary Warning Regarding forward-looking statements

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operations, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “seek to,” “strive,” “focus,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to:

●	The continuing impact of COVID-19 and its variants on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act), and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;

●	Restrictions or conditions imposed by our regulators on our operations;

●	Increases in competitive pressure in the banking and financial services industries;

●	Changes in access to funding or increased regulatory requirements with regard to funding;

●	Changes in deposit flows;

●	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;

●	Credit losses due to loan concentration;

●	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

●	Our ability to successfully execute our business strategy;

●	Our ability to attract and retain key personnel;

●	The success and costs of our expansion into the Charlotte, North Carolina, Greensboro, North Carolina and Atlanta, Georgia markets and into potential new markets;

●	Risks with respect to future mergers or acquisitions, including our ability to successfully expand and integrate the businesses and operations that we acquire and realize the anticipated benefits of the mergers or acquisitions;

●	Changes in the interest rate environment which could reduce anticipated or actual margins;

●	Changes in political conditions or the legislative or regulatory environment, including new governmental initiatives affecting the financial services industry;

●	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;

●	Changes occurring in business conditions and inflation;

●	Increased cybersecurity risk, including potential business disruptions or financial losses;

●	Changes in technology;

●	The adequacy of the level of our allowance for credit losses and the amount of loan loss provisions required in future periods;

●	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses or write-down assets;

●	Changes in monetary and tax policies;

●	The rate of delinquencies and amounts of loans charged-off;

●	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

●	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;

●	Adverse changes in asset quality and resulting credit risk-related losses and expenses;

●	Changes in accounting standards, rules and interpretations and the related impact on our financial statements, including the effects from our adoption of the current expected credit losses (“CECL”) model on January 1, 2022;

●	Risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;

●	Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed;

●	The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs; and

●	Other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, in Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q, and in our other filings with the SEC.

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

At March 31, 2022, we had total assets of $3.07 billion, a 5.0% increase from total assets of $2.93 billion at December 31, 2021. The largest component of our total assets is loans which were $2.66 billion and $2.49 billion at March 31, 2022 and December 31, 2021, respectively. Our liabilities and shareholders’ equity at March 31, 2022 totaled $2.79 billion and $278.5 million, respectively, compared to liabilities of $2.65 billion and shareholders’ equity of $277.9 million at December 31, 2021. The principal component of our liabilities is deposits which were $2.71 billion and $2.56 billion at March 31, 2022 and December 31, 2021, respectively.

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

Our net income to common shareholders was $8.0 million and $10.4 million for the three months ended March 31, 2022 and 2021, respectively. Diluted earnings per share (“EPS”) was $0.98 for the first quarter of 2022, compared to $1.31 for the same period in 2021. The decrease in net income was driven primarily by an increased provision for credit losses during the first quarter of 2022 as compared to 2021.

Our mortgage banking segment reported a pre-tax loss of $125,000 for the three-month period ended March 31, 2022, compared to pre-tax net income of $2.2 million for the three-month period ended March 31, 2021. Noninterest income for our mortgage banking segment, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $1.5 million for the first quarter of 2022, compared to $4.6 million for the first quarter of 2021. The $3.1 million decrease during the period was driven by a decline in sales activity combined with a decrease in the fair value of derivatives associated with mortgage loan commitments. Noninterest expense for our mortgage banking segment consists mainly of salaries, commissions and benefits of mortgage employees, professional fees and outside services and data processing costs. Noninterest expense was $1.6 million for the first quarter of 2022, compared to $2.9 million for the first quarter of 2021. The $1.2 million decrease during the first quarter of 2022 was driven by a decrease in salaries and benefits expense primarily related to commissions paid on sales activity.

We are currently constructing a new bank headquarters on a piece of property that we own in Greenville, South Carolina. The new headquarters which includes a retail office will open in the second quarter of 2022.

results of operations

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $23.2 million for the first quarter of 2022, an 8.9% increase over net interest income of $21.3 million for the first quarter of 2021, resulting primarily from a $364.4 million increase in average loan balances. In addition, our net interest margin, on a tax-equivalent basis (TE), was 3.37% for the first quarter of 2022 compared to 3.60% for the same period in 2021.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three-month periods ended March 31, 2022 and 2021. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

The following table entitled “Average Balances, Income and Expenses, Yield and Rates” sets forth information related to our average balance sheets, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had no securities purchased with agreements to resell. All investments owned have an original maturity of over one year. Nonaccrual loans are included in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended March 31,
	2022			2021
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$89,096	$59	0.27%	$89,522	$47	0.21%
Investment securities, taxable	113,101	425	1.52%	85,136	245	1.17%
Investment securities, nontaxable(2)	11,899	64	2.17%	11,000	73	2.68%
Loans(3)	2,573,978	23,931	3.77%	2,209,569	22,465	4.12%
Total interest-earning assets	2,788,074	24,479	3.56%	2,395,227	22,830	3.87%
Noninterest-earning assets	152,565			101,932
Total assets	$2,940,639			$2,497,159
Interest-bearing liabilities
NOW accounts	$406,054	115	0.11%	$280,737	46	0.07%
Savings & money market	1,242,225	618	0.20%	1,084,467	586	0.22%
Time deposits	158,720	175	0.45%	213,378	523	0.99%
Total interest-bearing deposits	1,806,999	908	0.20%	1,578,582	1,155	0.30%
FHLB advances and other borrowings	16,626	12	0.29%	2,809	5	0.72%
Subordinated debentures	36,116	380	4.27%	36,008	380	4.28%
Total interest-bearing liabilities	1,859,741	1,300	0.28%	1,617,399	1,540	0.39%
Noninterest-bearing liabilities	802,298			648,969
Shareholders’ equity	278,600			230,791
Total liabilities and shareholders’ equity	$2,940,639			$2,497,159
Net interest spread			3.28%			3.48%
Net interest income (tax equivalent) / margin		$23,179	3.37%		$21,290	3.60%
Less: tax-equivalent adjustment(2)		15			17
Net interest income		$23,164			$21,273

(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin (TE) decreased 23 basis points to 3.37% during the first quarter of 2022, compared to the first quarter of 2021, primarily due to a reduction in yield on our interest-earning assets, partially offset by the decreased cost of our interest-bearing liabilities. Our average interest-earning assets grew by $392.8 million during the first quarter of 2022, while the average yield on these assets decreased by 31 basis points to 3.56% during the same period. In addition, our average interest-bearing liabilities grew by $242.3 million during the first quarter of 2022, while the rate on these liabilities decreased 11 basis points to 0.28%.

The increase in average interest-earning assets for the first quarter of 2022 related primarily to an increase of $364.4 million in our average loan balances and a $28.9 million increase in investment securities. The decrease in yield on our interest earning assets was driven by a 35 basis point decrease in loan yield as our loan portfolio continues to reprice at rates lower than those in the past following the Federal Reserve’s interest rate reductions beginning in 2019.

The increase in our average interest-bearing liabilities during the first quarter of 2022 resulted primarily from a $228.4 million increase in our interest-bearing deposits, while the 11 basis point decrease in rate on our interest-bearing liabilities resulted primarily from a ten basis point decrease in deposit rates.

Our net interest spread was 3.28% for the first quarter of 2022 compared to 3.48% for the same period in 2021. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The decrease in both the yield on our interest-earning assets and the rate on our interest-bearing liabilities resulted in a twenty basis point decrease in our net interest spread for the 2022 period. We anticipate continued pressure on our net interest spread and net interest margin in future periods as our loan yield continues to decline due to new and renewed loans pricing at rates lower than our current portfolio rate.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	March 31, 2022 vs. 2021				March 31, 2021 vs. 2020
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$3,571	(1,816)	(289)	1,466	$2,403	(2,996)	(309)	(902)
Investment securities	90	64	19	173	144	(175)	(64)	(95)
Federal funds sold and interest-bearing deposits with banks	-	12	-	12	97	(79)	(74)	(56)
Total interest income	3,661	(1,740)	(270)	1,651	2,644	(3,250)	(447)	(1,053)
Interest expense
Deposits	721	(596)	(372)	(247)	(889)	(4,778)	648	(4,019)
FHLB advances and other borrowings	14	(1)	(4)	9	(148)	(112)	105	(155)
Subordinated debentures	1	(3)	-	(2)	1	(55)	-	(54)
Total interest expense	736	(600)	(376)	(240)	(1,036)	(3,945)	753	(4,228)
Net interest income	$2,925	(1,140)	(106)	1,891	$3,680	695	(1,200)	3,175

Net interest income, the largest component of our income, was $23.2 million for the first quarter of 2022 and $21.3 million for the first quarter of 2021, a $1.9 million, or 8.9%, increase. The increase during 2022 was driven by a $3.6 million increase due to higher loan volume, partially offset by higher volume in our interest-bearing liabilities.

Provision for Credit Losses

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for credit losses at a level consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. On January 1, 2022, we adopted the Current Expected Credit Loss (CECL) methodology for estimating credit losses, which resulted in an increase of $1.5 million in our allowance for credit losses and an increase of $2.0 million in our reserve for unfunded commitments. The tax-effected impact of these two items amounted to $2.8 million and was recorded as an adjustment to our retained earnings as of January 1, 2022. We review the adequacy of the allowance for credit losses on a quarterly basis. Please see the discussion included in Note 1 – Summary of Significant Accounting Policies and Note 4 – Loans and Allowance for Credit Losses for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

We recorded a $1.0 million provision for credit losses in the first quarter of 2022, compared to a $300,000 reversal of provision expense in the first quarter of 2020. The $1.0 million provision in 2022 was driven by the $170.1 million growth in our loan portfolio during the first quarter. In addition, we upgraded $86.4 million of hotel loans during the first quarter of 2022 after observing 12 months of positive financial performance. See additional discussion below in the section “Allowance for Credit Losses.”

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended March 31,
(dollars in thousands)	2022	2021
Mortgage banking income	$1,494	4,633
Service fees on deposit accounts	191	185
ATM and debit card income	528	470
Income from bank owned life insurance	315	267
Other income	399	349
Total noninterest income	$2,927	5,904

Noninterest income decreased $3.0 million, or 50.4%, for the first quarter of 2022 as compared to the same period in 2021. The decrease in total noninterest income resulted primarily from the following:

●	Mortgage banking income decreased by $3.1 million, or 67.8%, driven by low inventory in the housing market, lower refinance volumes, and a decrease in margin on loan sales. We do not expect mortgage origination volume to continue at levels seen in the prior year which will reduce the amount of mortgage banking income recorded in future periods in comparison to prior periods.

Partially offsetting the above decrease was an increase in ATM and debit card income of $58,000, or 12.3%, due to an increase in debit card transactions.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended March 31,
(dollars in thousands)	2022	2021
Compensation and benefits	$8,144	6,683
Mortgage production costs	1,649	2,867
Occupancy	1,777	1,637
Real estate owned expenses	-	387
Outside service and data processing costs	1,411	1,142
Insurance	261	301
Professional fees	496	421
Marketing	256	182
Other	691	542
Total noninterest expense	$14,685	14,162

Noninterest expense was $14.7 million for the first quarter of 2022, a $523,000, or 3.7%, increase from noninterest expense of $14.2 million for the first quarter of 2021. The increase in noninterest expense was driven primarily by the following:

●	Compensation and benefits expense increased $1.5 million, or 21.9%, relating primarily to an increase in salaries and incentive compensation. We hired 17 new team members during the first quarter of 2022 and 24 new team members during 2021.

●	Occupancy costs increased $140,000, or 8.6%, driven by increased rent expense and depreciation on our new office in Charlotte, North Carolina.

●	Outside service and data processing costs increased $269,000, or 23.6%, primarily due to increased software licensing costs and ATM/debit card related expenses.

Partially offsetting the above increases were the following:

●	Mortgage production costs decreased by $1.2 million, or 42.5%, due primarily to less mortgage volume in the first quarter of 2022.

●	Real estate owned expenses decreased by $387,000 due to a large write-down on a piece of property during 2021.

Our efficiency ratio was 56.3% for the first quarter of 2022, compared to 52.1% for the first quarter of 2021. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The higher ratio during the first quarter of 2022, compared to the first quarter of 2021, relates primarily to the decrease in mortgage banking income.

We incurred income tax expense of $2.3 million and $2.9 million for the three months ended March 31, 2022 and 2021, respectively. Our effective tax rate was 22.6% and 22.1% for the three months ended March 31, 2022 and 2021, respectively.

Balance Sheet Review

Investment Securities

At March 31, 2022, the $111.1 million in our investment securities portfolio represented approximately 3.6% of our total assets. Our available for sale investment portfolio included corporate bonds, US treasuries, US government agency securities, state and political subdivisions, asset-backed securities and mortgage-backed securities with a fair value of $107.0 million and an amortized cost of $115.1 million, resulting in an unrealized loss of $8.1 million. At December 31, 2021, the $124.3 million in our investment securities portfolio represented approximately 4.2% of our total assets, including investment securities with a fair value of $120.3 million and an amortized cost of $121.2 million for an unrealized loss of $937,000.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans, excluding mortgage loans held for sale, for the three months ended March 31, 2022 and 2021 were $2.56 billion and $2.21 billion, respectively. Before the allowance for credit losses, total loans outstanding at March 31, 2022 and December 31, 2021 were $2.66 billion and $2.49 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of March 31, 2022, our loan portfolio included $2.28 billion, or 85.8%, of real estate loans, compared to $2.13 billion, or 85.5%, at December 31, 2021. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. Home equity lines of credit totaled $155.7 million as of March 31, 2022, of which approximately 53% were in a first lien position, while the remaining balance was second liens. At December 31, 2021, our home equity lines of credit totaled $154.8 million, of which approximately 49% were in first lien positions, while the remaining balance was in second liens. The average home equity loan had a balance of approximately $80,000 and a loan to value of 61% as of March 31, 2022, compared to an average loan balance of $81,000 and a loan to value of approximately 62% as of December 31, 2021. Further, 0.7% and 1.0% of our total home equity lines of credit were over 30 days past due as of March 31, 2022 and December 31, 2021, respectively.

Following is a summary of our loan composition at March 31, 2022 and December 31, 2021. During the first three months of 2022, our loan portfolio increased by $170.8 million, or 6.86%, with a 6.97% increase in commercial loans while consumer loans increased by 6.68% during the period. The majority of the increase was in loans secured by real estate. Our consumer real estate portfolio grew by $51.3 million and includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $463,000, a term of 22 years, and an average rate of 3.45% as of March 31, 2022, compared to a principal balance of $454,000, a term of 21 years, and an average rate of 3.47% as of December 31, 2021.

	March 31, 2022		December 31, 2021
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$527,776	19.8%	$488,965	19.6%
Non-owner occupied RE	705,811	26.5%	666,833	26.8%
Construction	75,015	2.8%	64,425	2.6%
Business	352,932	13.3%	333,049	13.4%
Total commercial loans	1,661,534	62.4%	1,553,272	62.4%

Consumer
Real estate	745,667	28.0%	694,401	27.9%
Home equity	155,678	5.9%	154,839	6.2%
Construction	72,627	2.7%	59,846	2.4%
Other	25,169	1.0%	27,519	1.1%
Total consumer loans	999,141	37.6%	936,605	37.6%
Total gross loans, net of deferred fees	2,660,675	100.0%	2,489,877	100.0%
Less—allowance for credit losses	(32,944)		(30,408)
Total loans, net	$2,627,731		$2,459,469

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of March 31, 2022 and December 31, 2021, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	March 31, 2022	December 31, 2021
Commercial	$265	270
Consumer	1,554	1,642
Nonaccruing troubled debt restructurings	2,713	2,952
Total nonaccrual loans	4,532	4,864
Other real estate owned	-	-
Total nonperforming assets	$4,532	4,864

At March 31, 2022, nonperforming assets were $4.5 million, or 0.15% of total assets and 0.17% of gross loans. Comparatively, nonperforming assets were $4.9 million, or 0.17% of total assets and 0.20% of gross loans at December 31, 2021. Nonaccrual loans decreased $332,000 during the first three months of 2022 due primarily to $418,000 of loans paid or charged off, and partially offset by a $170,000 addition to nonaccrual loans.

The amount of foregone interest income on nonaccrual loans in the first three months of 2022 and 2021 was not material. At March 31, 2022 and 2021, the allowance for credit losses represented 726.9% and 557.5% of the total amount of nonperforming loans, respectively. A significant portion, or approximately 95%, of nonperforming loans at March 31, 2022, was secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.

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

In addition, at March 31, 2022, 85.8% of our loans were collateralized by real estate and 95% of our impaired loans were secured by real estate. We utilize third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of March 31, 2022, we did not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At March 31, 2022, impaired loans totaled $7.8 million, for which $2.8 million of these loans had a reserve of approximately $820,000 allocated in the allowance. During the first three months of 2022, the average recorded investment in impaired loans was approximately $7.8 million. Comparatively, impaired loans totaled $8.2 million at December 31, 2021 for which $2.9 million of these loans had a reserve of approximately $836,000 allocated in the allowance. During 2021, the average recorded investment in impaired loans was approximately $12.5 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of March 31, 2022, we determined that we had loans totaling $6.0 million that we considered TDRs compared to $6.3 million as of December 31, 2021.

Allowance for Credit Losses

On January 1, 2022, we adopted CECL for estimating credit losses, which resulted in an increase of $1.5 million in our allowance for credit losses and an increase of $2.0 million in our reserve for unfunded commitments, which is recorded within other liabilities. The tax-effected impact of those two items amounted to $2.8 million and was recorded as an adjustment to our retained earnings as of January 1, 2022. The allowance for loan loss accounting in effect at December 31, 2021 and all prior periods was based on our estimate of probable incurred loan losses as of the reporting date.

The allowance for credit losses was $32.9 million, representing 1.24% of outstanding loans and providing coverage of 726.88%, of nonperforming loans compared to $30.4 million, or 1.22% of outstanding loans and 625.22% of nonperforming loans at December 31, 2021. At March 31, 2021, the allowance for loan losses was $43.5 million, or 1.99% of outstanding loans and 557.48% of nonperforming loans. The adoption of CECL on January 1, 2022 increased the allowance for credit losses by $1.5 million. In addition, we recorded a provision for credit losses of $1.0 million during the first quarter of 2022 driven by the growth in our loan portfolio.

Following is a summary of the activity in the allowance for credit losses.

	Three months ended March 31,		Year ended
(dollars in thousands)	2022	2021	December 31, 2021
Balance, beginning of period	$30,408	44,149	44,149
Adjustment for adoption of CECL	1,500	-	-
Provision for (reversal of) credit losses	1,025	(300)	(12,400)
Loan charge-offs	(169)	(406)	(2,166)
Loan recoveries	180	57	825
Net loan (charge-offs) recoveries	11	(349)	(1,341)
Balance, end of period	$32,944	43,500	30,408

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

Our retail deposits represented $2.62 billion, or 96.9% of total deposits, while our wholesale deposits represented $85.0 million, or 3.1%, of total deposits at March 31, 2022. At December 31, 2021, retail deposits represented $2.56 billion, or 100%, of our total deposits. Our loan-to-deposit ratio was 98% at March 31, 2022 and 97% at December 31, 2021.

The following is a detail of our deposit accounts:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Non-interest bearing	$779,262	$768,650
Interest bearing:
NOW accounts	416,322	401,788
Money market accounts	1,238,866	1,201,099
Savings	41,630	39,696
Time, less than $250,000	150,032	68,179
Time and out-of-market deposits, $250,000 and over	82,062	84,414
Total deposits	$2,708,174	$2,563,826

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $2.54 billion and $2.48 billion at March 31, 2022, and December 31, 2021, respectively.

The following table shows the average balance amounts and the average rates paid on deposits.

	Three months ended March 31,
	2022		2021
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$753,546	-%	$603,292	-%
Interest-bearing demand deposits	406,054	0.03%	280,737	0.07%
Money market accounts	1,201,816	0.05%	1,055,678	0.22%
Savings accounts	40,409	0.01%	28,789	0.05%
Time deposits less than $100,000	25,392	0.05%	34,416	0.80%
Time deposits greater than $100,000	133,329	0.12%	178,962	1.03%
Total deposits	$2,560,546	0.04%	$2,181,874	0.21%

During the first three months of 2022, our average transaction account balances increased by $433.3 million, or 22.0%, from the prior year, while our average time deposit balances decreased by $55,000, or 25.62%.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits $250,000 or more at March 31, 2022 was as follows:

(dollars in thousands)	March 31, 2022
Three months or less	$13,510
Over three through six months	20,935
Over six through twelve months	35,520
Over twelve months	12,097
Total	$82,062

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at March 31, 2022 and December 31, 2021 were $82.1 million and $84.4 million, respectively.

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

At March 31, 2022 and December 31, 2021 cash and cash equivalents totaled $149.2 million and $167.2 million, respectively, or 4.9% and 5.7% of total assets, respectively. Our investment securities at March 31, 2022 and December 31, 2021 amounted to $111.1 million and $124.3 million, respectively, or 3.6% and 4.2% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain five federal funds purchased lines of credit with correspondent banks totaling $118.5 million for which there were no borrowings against the lines of credit at March 31, 2022.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at March 31, 2022 was $591.8 million, based primarily on the Bank’s qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at March 31, 2022 and December 31, 2021 we had $286.0 million and $259.5 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $15.0 million, which was unused at March 31, 2022. The line of credit was renewed on December 21, 2021 at an interest rate of One Month CME Term SOFR plus 3.5% and a maturity date of December 20, 2023.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $278.5 million at March 31, 2022 and $277.9 million at December 31, 2021. The $623,000 increase from December 31, 2021 is primarily related to net income of $8.0 million during the first three months of 2022, stock option exercises and equity compensation expenses of $1.1 million, partially offset by a $5.7 million decrease in other comprehensive loss and the tax-effected impact of $2.8 million of expense related to the adoption of CECL recorded as an adjustment to retained earnings.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the three months ended March 31, 2022 and the year ended December 31, 2021. Since our inception, we have not paid cash dividends.

	March 31, 2022	December 31, 2021
Return on average assets	1.10%	1.75%
Return on average equity	11.60%	18.64%
Return on average common equity	11.60%	18.64%
Average equity to average assets ratio	9.47%	9.39%
Tangible common equity to assets ratio	9.06%	9.50%

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

Regulatory capital rules, which we refer to Basel III, impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies other than “small bank holding companies,” generally holding companies with consolidated assets of less than $3 billion (such as the Company). Although we had over $3 billion in assets at March 31, 2022, under Federal Reserve guidance, the Company still maintains its status as a “small bank holding company.” If our consolidated total assets exceed $3 billion at June 30, 2022, we will lose our status as a “small bank holding company” in March 2023. In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of our minimum risk-based capital requirements. This buffer must consist solely of common equity Tier 1, but the buffer applies to all three measurements (common equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer consists of an additional amount of CET1 equal to 2.5% of risk-weighted assets.

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of March 31, 2022, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

	March 31, 2022
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$338,371	13.83%	$256,832	10.50%	$244,602	10.00%
Tier 1 Capital (to risk weighted assets)	307,767	12.58%	207,912	8.50%	195,681	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	307,767	12.58%	171,221	7.00%	158,992	6.50%
Tier 1 Capital (to average assets)	307,767	10.46%	117,718	4.00%	147,147	5.00%

	December 31, 2021
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$331,052	14.36%	$242,048	10.50%	$230,522	10.00%
Tier 1 Capital (to risk weighted assets)	302,217	13.11%	195,944	8.50%	184,418	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	302,217	13.11%	161,365	7.00%	149,839	6.50%
Tier 1 Capital (to average assets)	302,217	10.55%	114,537	4.00%	143,172	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

	March 31, 2022
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$351,522	14.37%	$256,832	10.50%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	297,918	12.18%	207,911	8.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	284,918	11.65%	171,221	7.00%	N/A	N/A
Tier 1 Capital (to average assets)	297,918	10.12%	117,736	4.00%	N/A	N/A

	December 31, 2021
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$343,476	14.90%	$242,048	10.50%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	291,641	12.65%	195,944	8.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	278,641	12.09%	161,365	7.00%	N/A	N/A
Tier 1 Capital (to average assets)	291,641	10.18%	114,555	4.00%	N/A	N/A

(1)	Under the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is not subject to the minimum capital adequacy and capital conservation buffer capital requirements at the holding company level, unless otherwise advised by the Federal Reserve (such capital requirements are applicable only at the Bank level). Although the minimum regulatory capital requirements are not applicable to the Company, we calculate these ratios for our own planning and monitoring purposes.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2022, unfunded commitments to extend credit were $686.5 million, of which $234.7 million were at fixed rates and $451.8 million were at variable rates. At December 31, 2021, unfunded commitments to extend credit were $618.7 million, of which approximately $205.4 million were at fixed rates and $413.3 million were at variable rates. A significant portion of the unfunded commitments related to commercial business loans and consumer home equity lines of credit. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. Following the adoption of CECL on January 1, 2022, we recorded a reserve for unfunded commitments of $2.0 million, or 0.31% of total unfunded commitments. As of March 31, 2022, the reserve for unfunded commitments was $2.1 million or 0.30% of total unfunded commitments.

At March 31, 2022 and December 31, 2021, there were commitments under letters of credit for $10.5 million and $10.2 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Certain accounting policies inherently involve a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. Of the significant accounting policies used in the preparation of our consolidated financial statements, we have identified certain items as critical accounting policies based on the associated estimates, assumptions, judgments and complexity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021, for a description our significant accounting policies that use critical accounting estimates.

We have historically identified the determination of the allowance for loan losses as a significant accounting policy that uses critical accounting estimates. On January 1, 2022, we adopted the new CECL accounting methodology that requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans and other financial assets measured at amortized cost. In prior periods, our allowance was based on the incurred loss methodology where we recognized an allowance for loan losses based on probable incurred losses. We believe that the accounting estimates relating to the allowance for credit losses is also a “critical accounting policy” as:

●	changes in the provision for credit losses can materially affect our financial results;

●	estimates relating to the allowance for credit losses require us to project future borrower performance, including cash flows, delinquencies and charge-offs, along with, when applicable, collateral values, based on a reasonable and supportable forecast period utilizing forward-looking economic scenarios in order to estimate lifetime probability of default and loss given default;

●	the allowance for credit losses is influenced by factors outside of our control such as changes in projected economic conditions, real estate markets or particular industry conditions which may materially impact asset quality and the adequacy of the allowance for credit losses; and

●	considerable judgment is required to determine whether the models used to generate the allowance for credit losses produce an estimate that is sufficient to encompass the current view of lifetime expected credit losses.

Because our estimates of the allowance for credit losses involve judgment and are influenced by factors outside our control, there is uncertainty inherent in these estimates. Our estimate of lifetime expected credit losses is inherently uncertain because it is highly sensitive to changes in economic conditions and other factors outside of our control. Changes in such estimates could significantly impact our allowance and provision for credit losses. See Note 1 – Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report for a discussion of our Allowance for Credit Losses.

Accounting, Reporting, and Regulatory Matters

See Note 1 – Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

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

As of March 31, 2022, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	(15.53)%
Up 200 basis points	(9.85)%
Up 100 basis points	(4.61)%
Base	-
Down 100 basis points	(2.24)%
Down 200 basis points	(3.04)%
Down 300 basis points	(3.82)%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the company’s financial position, results of operations or cash flows.

Item 1A. RISK FACTORS.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Warning Regarding Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q, and in our other filings with the SEC.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______	_______________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: May 6, 2022	/s/ R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2022	/s/ Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)