Form 10-Q
period 2022-06-30
SOUTHERN FIRST BANCSHARES INC
filed 2022-08-02
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022
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

6 Verdae Boulevard
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

7,991,644 shares of common stock, par value $0.01 per share, were issued and outstanding as of July 29, 2022.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
June 30, 2022 Form 10-Q

i

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except share data)	2022	2021
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$21,090	21,770
Federal funds sold	124,462	86,882
Interest-bearing deposits with banks	36,538	58,557
Total cash and cash equivalents	182,090	167,209
Investment securities:
Investment securities available for sale	98,991	120,281
Other investments	5,065	4,021
Total investment securities	104,056	124,302
Mortgage loans held for sale	18,329	13,556
Loans	2,845,205	2,489,877
Less allowance for credit losses	(34,192)	(30,408)
Loans, net	2,811,013	2,459,469
Bank owned life insurance	50,463	49,833
Property and equipment, net	96,674	92,370
Deferred income taxes, net	15,078	8,397
Accrued interest receivable	7,433	7,624
Other assets	2,527	2,788
Total assets	$3,287,663	2,925,548
LIABILITIES
Deposits	$2,870,158	2,563,826
FHLB advances and related debt	50,000	-
Subordinated debentures	36,160	36,106
Other liabilities	48,708	47,715
Total liabilities	3,005,026	2,647,647
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 7,985,644 and 7,925,819 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	80	79
Nonvested restricted stock	(3,230)	(1,435)
Additional paid-in capital	117,714	114,226
Accumulated other comprehensive loss	(10,143)	(740)
Retained earnings	178,216	165,771
Total shareholders’ equity	282,637	277,901
Total liabilities and shareholders’ equity	$3,287,663	2,925,548

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(dollars in thousands, except share data)	2022	2021	2022	2021
Interest income
Loans	$26,610	22,409	50,541	44,875
Investment securities	448	269	922	570
Federal funds sold and interest-bearing deposits with banks	180	53	239	99
Total interest income	27,238	22,731	51,702	45,544
Interest expense
Deposits	1,844	920	2,752	2,075
Borrowings	510	381	902	766
Total interest expense	2,354	1,301	3,654	2,841
Net interest income	24,884	21,430	48,048	42,703
Provision for (reversal of) credit losses	1,775	(1,900)	2,880	(2,200)
Net interest income after provision for credit losses	23,109	23,330	45,168	44,903
Noninterest income
Mortgage banking income	1,184	1,983	2,678	6,616
Service fees on deposit accounts	209	173	400	358
ATM and debit card income	563	521	1,092	991
Income from bank owned life insurance	315	331	630	598
Net lender and referral fees on PPP loans	-	268	-	268
Loss on disposal of fixed assets	(394)	-	(394)	10
Other income	388	346	788	685
Total noninterest income	2,265	3,622	5,194	9,526
Noninterest expenses
Compensation and benefits	9,915	8,724	19,371	17,834
Occupancy	2,219	1,552	3,997	3,190
Other real estate owned expenses	-	1	-	388
Outside service and data processing costs	1,528	1,391	3,062	2,704
Insurance	367	262	628	563
Professional fees	693	615	1,292	1,210
Marketing	329	208	596	398
Other	737	742	1,528	1,370
Total noninterest expenses	15,788	13,495	30,474	27,657
Income before income tax expense	9,586	13,457	19,888	26,772
Income tax expense	2,346	3,134	4,678	6,083
Net income	$7,240	10,323	15,210	20,689
Earnings per common share
Basic	$0.91	1.32	1.91	2.65
Diluted	0.90	1.29	1.88	2.60
Weighted average common shares outstanding
Basic	7,957,631	7,847,516	7,944,814	7,811,217
Diluted	8,054,910	7,987,615	8,075,496	7,948,294

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Net income	$7,240	10,323	15,210	20,689
Other comprehensive income:
Unrealized gain (loss) on securities available for sale:
Unrealized holding (loss) gain arising during the period, pretax	(4,749)	619	(11,890)	(790)
Tax benefit (expense)	997	(129)	2,497	167
Reclassification of realized gain (loss)	3	-	(12)	-
Tax (expense) benefit	(1)	-	2	-
Other comprehensive (loss) income	(3,750)	490	(9,403)	(623)
Comprehensive income	$3,490	10,813	5,807	20,066

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	For the three months ended June 30,
	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
March 31, 2021	7,853,096	$79	-	$-	$(1,075)	$111,181	$(90)	$129,426	$239,521
Net income	-	-	-	-	-	-	-	10,323	10,323
Proceeds from exercise of stock options	42,835	-	-	-	-	943	-	-	943
Issuance of restricted stock	4,000	-	-	-	(212)	212	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	114	-	-	-	114
Compensation expense related to stock options, net of tax	-	-	-	-	-	268	-	-	268
Other comprehensive income	-	-	-	-	-	-	490	-	490

June 30, 2021	7,899,931	$79	-	$-	$(1,173)	$112,604	$400	$139,749	$251,659
March 31, 2022	7,980,519	80	-	-	(3,425)	117,286	(6,393)	170,976	278,524
Net income	-	-	-	-	-	-	-	7,240	7,240
Proceeds from exercise of stock options	3,625	-	-	-	-	128	-	-	128
Issuance of restricted stock	1,500	-	-	-	(71)	71	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	266	-	-	-	266
Compensation expense related to stock options, net of tax	-	-	-	-	-	229	-	-	229
Other comprehensive loss	-	-	-	-	-	-	(3,750)	-	(3,750)

June 30, 2022	7,985,644	$80	-	$-	$(3,230)	$117,714	$(10,143)	$178,216	$282,637

	For the six months ended June 30,
	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2020	7,772,748	$78	-	$-	$(698)	$108,831	$1,023	$119,060	$228,294
Net income	-	-	-	-	-	-	-	20,689	20,689
Proceeds from exercise of stock options	112,433	1	-	-	-	2,520	-	-	2,521
Issuance of restricted stock	14,750	-	-	-	(689)	689	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	214	-	-	-	214
Compensation expense related to stock options, net of tax	-	-	-	-	-	564	-	-	564
Other comprehensive loss	-	-	-	-	-	-	(623)	-	(623)

June 30, 2021	7,899,931	$79	-	$-	$(1,173)	$112,604	$400	$139,749	$251,659
December 31, 2021	7,925,819	79	-	-	(1,435)	114,226	(740)	165,771	277,901
Adoption of ASU 2016-13	-	-	-	-	-	-	-	(2,765)	(2,765)
Net income	-	-	-	-	-	-	-	15,210	15,210
Proceeds from exercise of stock options	21,750	1	-	-	-	706	-	-	707
Issuance of restricted stock	38,075	-	-	-	(2,305)	2,305	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	510	-	-	-	510
Compensation expense related to stock options, net of tax	-	-	-	-	-	477	-	-	477
Other comprehensive loss	-	-	-	-	-	-	(9,403)	-	(9,403)
June 30, 2022	7,985,644	$80	-	$-	$(3,230)	$117,714	$(10,143)	$178,216	$282,637

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
(dollars in thousands)	2022	2021
Operating activities
Net income	$15,210	20,689
Adjustments to reconcile net income to cash provided by operating activities:
Provision for (reversal of) credit losses	2,880	(2,200)
Depreciation and other amortization	1,341	1,092
Accretion and amortization of securities discounts and premium, net	399	518
Loss on sale of real estate owned	-	380
(Gain) Loss on sale of fixed assets	394	(10)
Gain on sale of securities	(12)	-
Net change in operating leases	172	165
Compensation expense related to stock options and restricted stock grants	987	778
Gain on sale of loans held for sale	(1,446)	(8,153)
Loans originated and held for sale	(145,513)	(303,889)
Proceeds from sale of loans held for sale	142,185	335,872
Increase in cash surrender value of bank owned life insurance	(630)	(598)
Decrease in deferred tax asset	(3,446)	(15,341)
Increase in other assets	452	2,589
Increase in other liabilities	1,400	1,949
Net cash provided by operating activities	14,373	33,841
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(355,594)	(111,672)
Purchase of property and equipment	(8,989)	(11,105)
Purchase of investment securities:
Available for sale	(10,094)	(10,338)
Other investments	(11,078)	(1,000)
Payments and maturities, calls and repayments of investment securities:
Available for sale	19,095	12,526
Other investments	10,034	1,865
Purchase of bank owned life insurance	-	(7,500)
Proceeds from sale of fixed assets	95	50
Proceeds from sale of other real estate owned	-	788
Net cash used for investing activities	(356,531)	(126,386)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	306,332	168,134
Increase (decrease) in Federal Home Loan Bank advances and other borrowings, net	50,000	(25,000)
Proceeds from the exercise of stock options	707	2,521
Net cash provided by financing activities	357,039	145,655
Net increase in cash and cash equivalents	14,881	53,110
Cash and cash equivalents at beginning of the period	167,209	100,687
Cash and cash equivalents at end of the period	$182,090	153,797
Supplemental information
Cash paid for
Interest	$3,745	3,843
Income taxes	5,950	15,342
Schedule of non-cash transactions
Foreclosure of other real estate	-	366
Unrealized loss on securities, net of income taxes	(11,902)	(623)

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six- month period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 4, 2022. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

Business Segments

The Company, through the Bank, provides a broad range of financial services to individuals and companies in South Carolina, North Carolina, and Georgia. These services include demand, time and savings deposits; lending services; ATM processing and mortgage banking services. While the Company’s management periodically reviews limited production information for these revenue streams, that information is not complete as it does not include a full allocation of revenue, costs and capital from key corporate functions. Management will continue to evaluate these lines of business for separate reporting as facts and circumstances change.  Accordingly, the Company’s various banking operations are not considered by management to constitute more than one reportable operating segment.

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

As of June 30, 2022, the Company’s and the Bank’s capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

The Company maintains access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the subsidiary bank. As of June 30, 2022, the $15.0 million line was unused.

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

Changes in the allowance for credit losses under CECL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2022, there was no allowance for credit losses related to the available-for-sale portfolio.

Accrued interest receivable on available for sale debt securities totaled $438,000 at June 30, 2022 and was excluded from the estimate of credit losses.

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

Accrued Interest Receivable

Accrued interest receivable related to loans totaled $7.0 million at June 30, 2022 and was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectable interest.

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

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	June 30, 2022
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,185	-	204	1,981
US treasuries	999	-	94	905
US government agencies	13,005	-	1,752	11,253
State and political subdivisions	23,071	4	3,096	19,979
Asset-backed securities	7,922	-	169	7,753
Mortgage-backed securities
FHLMC	21,809	-	2,835	18,974
FNMA	36,865	-	4,200	32,665
GNMA	5,974	-	493	5,481
Total mortgage-backed securities	64,648	-	7,528	57,120
Total investment securities available for sale	$111,830	4	12,843	98,991

	December 31, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,198	-	10	2,188
US treasuries	999	-	7	992
US government agencies	14,504	1	336	14,169
SBA securities	429	9	-	438
State and political subdivisions	24,887	549	260	25,176
Asset-backed securities	10,136	45	17	10,164
Mortgage-backed securities
FHLMC	23,057	102	494	22,665
FNMA	40,924	235	660	40,499
GNMA	4,084	3	97	3,990
Total mortgage-backed securities	68,065	340	1,251	67,154
Total investment securities available for sale	$121,218	944	1,881	120,281

Contractual maturities and yields on the Company’s investment securities at June 30, 2022 and December 31, 2021 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

							June 30, 2022
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	-	-	1,981	1.99%	-	-	1,981	1.99%
US treasuries	-	-	-	-	905	1.27%	-	-	905	1.27%
US government agencies	-	-	2,445	0.83%	8,001	1.49%	807	1.48%	11,253	1.34%
State and political subdivisions	-	-	468	2.13%	4,571	1.62%	14,940	2.19%	19,979	2.05%
Asset-backed securities	-	-	-	-	1,246	3.33%	6,507	2.03%	7,753	2.23%
Mortgage-backed securities	-	-	3,280	1.20%	4,976	1.43%	48,864	1.60%	57,120	1.56%
Total investment securities	$-	-	6,193	1.12%	21,680	1.64%	71,118	1.76%	98,991	1.69%

							December 31, 2021
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	-	-	2,188	1.98%	-	-	2,188	1.98%
US treasuries	-	-	-	-	992	1.27%	-	-	992	1.27%
US government agencies	-	-	2,481	0.36%	8,756	1.31%	2,932	1.79%	14,169	1.24%
SBA securities	-	-	-	-	-	-	438	1.01%	438	1.01%
State and political subdivisions	-	-	471	2.13%	4,282	1.61%	20,423	2.21%	25,176	2.11%
Asset-backed securities	-	-	-	-	1,614	1.79%	8,550	0.97%	10,164	1.10%
Mortgage-backed securities	387	2.10%	4,411	1.29%	9,121	1.59%	53,235	1.38%	67,154	1.40%
Total investment securities	$387	2.10%	7,363	1.03%	26,953	1.53%	85,578	1.55%	120,281	1.52%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at June 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2022
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	1	$1,981	$204	-	$-	$-	1	$1,981	$204
US treasures	1	905	94	-	-	-	1	905	94
US government agencies	4	6,069	942	6	5,184	810	10	11,253	1,752
State and political subdivisions	22	15,137	2,194	9	4,601	902	31	19,738	3,096
Asset-backed	6	5,496	126	2	1,502	43	8	6,998	169
Mortgage-backed securities
FHLMC	14	14,335	1,990	5	4,640	845	19	18,975	2,835
FNMA	24	17,522	2,028	12	15,133	2,172	36	32,655	4,200
GNMA	4	3,805	301	3	1,676	192	7	5,481	493
Total investment securities	76	$65,250	$7,879	37	$32,736	$4,964	113	$97,986	$12,843

	December 31, 2021
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	1	$2,188	$10	-	$-	$-	1	$2,188	$10
US treasures	1	992	7	-	-	-	1	992	7
US government agencies	7	9,831	173	4	3,837	163	11	13,668	336
State and political subdivisions	9	7,821	193	6	2,909	67	15	10,730	260
Asset-backed	2	1,751	9	2	1,717	7	4	3,468	16
Mortgage-backed securities
FHLMC	10	13,705	303	4	4,644	192	14	18,349	495
FNMA	11	16,098	296	9	11,264	364	20	27,362	660
GNMA	2	655	4	3	3,215	93	5	3,870	97
Total investment securities	43	$53,041	$995	28	$27,586	$886	71	$80,627	$1,881

At June 30, 2022 the Company had 76 individual investments with a fair market value of $65.3 million that were in an unrealized loss position for less than 12 months and 37 individual investments with a fair market value of $32.7 million that were in an unrealized loss position for 12 months or longer. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	June 30, 2022	December 31, 2021
Federal Home Loan Bank stock	$3,632	1,241
Other nonmarketable investments	1,030	2,377
Investment in Trust Preferred subsidiaries	403	403
Total other investments	$5,065	4,021

The Company has evaluated other investments for impairment and determined that the other investments are not impaired as of June 30, 2022 and that ultimate recoverability of the par value of the investments is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At June 30, 2022, mortgage loans held for sale totaled $18.3 million compared to $13.6 million at December 31, 2021.

NOTE 4 – Loans and Allowance for Credit Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $6.2 million as of June 30, 2022 and $5.0 million as of December 31, 2021.

	June 30, 2022		December 31, 2021
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	551,544	19.4%	$488,965	19.6%
Non-owner occupied RE	741,263	26.1%	666,833	26.8%
Construction	84,612	3.0%	64,425	2.6%
Business	389,790	13.7%	333,049	13.4%
Total commercial loans	1,767,209	62.2%	1,553,272	62.4%
Consumer
Real estate	812,130	28.5%	694,401	27.9%
Home equity	161,512	5.6%	154,839	6.2%
Construction	76,878	2.7%	59,846	2.4%
Other	27,476	1.0%	27,519	1.1%
Total consumer loans	1,077,996	37.8%	936,605	37.6%
Total gross loans, net of deferred fees	2,845,205	100.0%	2,489,877	100.0%
Less—allowance for credit losses	(34,192)		(30,408)
Total loans, net	$2,811,013		$2,459,469

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

	June 30, 2022
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$13,891	117,631	377,520	42,502	551,544
Non-owner occupied RE	38,324	347,550	327,641	27,748	741,263
Construction	4,763	23,348	44,728	11,773	84,612
Business	77,526	159,130	148,909	4,225	389,790
Total commercial loans	134,504	647,659	898,798	86,248	1,767,209
Consumer
Real estate	$8,016	43,504	207,090	553,520	812,130
Home equity	1,554	22,238	132,251	5,469	161,512
Construction	1,102	591	14,226	60,959	76,878
Other	3,867	19,360	3,461	788	27,476
Total consumer loans	14,539	85,693	357,028	620,736	1,077,996
Total gross loans, net of deferred fees	$149,043	733,352	1,255,826	706,984	2,845,205

			December 31, 2021
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$16,858	120,480	316,261	35,366	488,965
Non-owner occupied RE	47,453	329,085	263,317	26,978	666,833
Construction	4,882	16,393	29,310	13,840	64,425
Business	66,833	152,732	109,008	4,476	333,049
Total commercial loans	136,026	618,690	717,896	80,660	1,553,272
Consumer
Real estate	14,632	45,219	162,655	471,895	694,401
Home equity	2,178	21,280	125,427	5,954	154,839
Construction	961	594	8,956	49,335	59,846
Other	8,071	15,711	3,341	396	27,519
Total consumer	25,842	82,804	300,379	527,580	936,605
Total gross loan, net of deferred fees	$161,868	701,494	1,018,275	608,240	2,489,877

The following table summarizes the loans due after one year by category.

	June 30, 2022		December 31, 2021
	Interest Rate			Interest Rate
(dollars in thousands)	Fixed	Floating or Adjustable	Fixed	Floating or Adjustable
Commercial
Owner occupied RE	$534,364	3,289	463,589	8,518
Non-owner occupied RE	631,885	71,054	533,565	85,815
Construction	74,537	5,312	57,139	2,404
Business	240,839	71,425	191,522	74,694
Total commercial loans	1,481,625	151,080	1,245,815	171,431
Consumer
Real estate	804,102	12	679,756	13
Home equity	11,946	148,012	12,850	139,811
Construction	75,776	-	58,884	-
Other	17,522	6,087	13,220	6,228
Total consumer loans	909,346	154,111	764,710	146,052
Total gross loans, net of deferred fees	$2,390,971	305,191	2,010,525	317,483

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

A description of the general characteristics of the risk grades is as follows:

●	Pass—These loans range from minimal to average credit risk however still have acceptable credit risk.

●	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

●	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

●	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following table presents loan balances classified by credit quality indicators by year of origination as of June 30, 2022.

							June 30, 2022
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$84,469	134,506	90,382	75,694	37,899	127,229	-	-	550,179
Special Mention	-	159	-	-	-	156	-	-	315
Substandard	-	-	648	-	294	108	-	-	1,050
Total Owner occupied RE	84,469	134,665	91,030	75,694	38,193	127,493	-	-	551,544

Non-owner occupied RE
Pass	135,632	175,361	118,012	74,974	79,186	130,248	603	-	714,016
Special Mention	-	204	-	310	5,494	5,533	-	-	11,541
Substandard	-	139	-	13,659	306	1,602	-	-	15,706
Total Non-owner occupied RE	135,632	175,704	118,012	88,943	84,986	137,383	603	-	741,263

Construction
Pass	17,630	54,916	8,762	2,771	-	533	-	-	84,612
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Construction	17,630	54,916	8,762	2,771	-	533	-	-	84,612

Business
Pass	63,532	65,669	35,262	25,887	37,371	34,691	122,374	625	385,411
Special Mention	961	-	394	-	-	165	113	183	1,816
Substandard	-	-	1,065	182	345	946	25	-	2,563
Total Business	64,493	65,669	36,721	26,069	37,716	35,802	122,512	808	389,790
Total Commercial loans	302,224	430,954	254,525	193,477	160,895	301,211	123,115	808	1,767,209

Consumer
Real estate
Pass	143,204	260,391	193,806	77,863	41,377	86,659	-	-	803,300
Special Mention	-	1,105	1,376	1,191	564	1,094	-	-	5,330
Substandard	-	895	229	418	406	1,552	-	-	3,500
Total Real estate	143,204	262,391	195,411	79,472	42,347	89,305	-	-	812,130

Home equity
Pass	-	-	-	-	-	-	156,910	-	156,910
Special Mention	-	-	-	-	-	-	2,122	-	2,122
Substandard	-	-	-	-	-	-	2,480	-	2,480
Total Home equity	-	-	-	-	-	-	161,512	-	161,512

Construction
Pass	19,945	42,828	13,799	-	-	-	-	-	76,572
Special Mention	-	-	-	306	-	-	-	-	306
Substandard	-	-	-	-	-	-	-	-	-
Total Construction	19,945	42,828	13,799	306	-	-	-	-	76,878

Other
Pass	2,726	2,706	2,076	1,778	639	3,590	13,801	-	27,316
Special Mention	5	-	7	34	56	6	32	-	140
Substandard	-	-	-	9	-	-	11	-	20
Total Other	2,731	2,706	2,083	1,821	695	3,596	13,844	-	27,476
Total Consumer loans	165,880	307,925	211,293	81,599	43,042	92,901	175,356	-	1,077,996
Total loans	$468,104	738,879	465,818	275,076	203,937	394,112	298,471	808	2,845,205

The following table presents loan balances classified by credit quality indicators and loan categories as of December 31, 2021.

					December 31, 2021
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Pass	$487,422	589,280	64,425	328,371	684,923	148,933	59,846	27,365	2,390,565
Special mention	327	48,310	-	1,530	4,294	2,986	-	129	57,576
Substandard	1,216	29,243	-	3,148	5,184	2,920	-	25	41,736
Total loans	$488,965	666,833	64,425	333,049	694,401	154,839	59,846	27,519	2,489,877

The following tables present loan balances by payment status.

	June 30, 2022
(dollars in thousands)	Accruing 30-59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$-	-	-	-	551,544	551,544
Non-owner occupied RE	-	-	-	981	740,282	741,263
Construction	-	-	-	-	84,612	84,612
Business	91	-	-	-	389,699	389,790
Consumer
Real estate	482	697	-	552	810,399	812,130
Home equity	-	-	-	1,398	160,114	161,512
Construction	-	-	-	-	76,878	76,878
Other	-	-	-	-	27,476	27,476
Total loans	$573	697	-	2,931	2,839,806	2,845,205

	December 31, 2021
(dollars in thousands)	Accruing 30-59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$-	-	-	-	488,965	488,965
Non-owner occupied RE	-	-	-	1,069	665,764	666,833
Construction	-	-	-	-	64,425	64,425
Business	-	-	-	-	333,049	333,049
Consumer
Real estate	136	-	-	1,750	692,515	694,401
Home equity	417	174	-	2,045	152,203	154,839
Construction	-	-	-	-	59,846	59,846
Other	5	-	-	-	27,514	27,519
Total loans	$558	174	-	4,864	2,484,281	2,489,877

As of June 30, 2022 and December 31, 2021, loans 30 days or more past due represented 0.10% and 0.09% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.01% and 0.00% of the Company’s total loan portfolio as of June 30, 2022 and December 31, 2021, respectively. Consumer loans 30 days or more past due were 0.09% of total loans as of June 30, 2022 and December 31, 2021.

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

(dollars in thousands)	June 30, 2022	December 31, 2021
Nonaccrual loans	$642	-
Nonaccruing TDRs	2,289	2,952
Total nonaccrual loans, including nonaccruing TDRs	2,931	4,864
Other real estate owned	-	-
Total nonperforming assets	$2,931	4,864
Nonperforming assets as a percentage of:
Total assets	0.09%	0.17%
Gross loans	0.10%	0.20%
Total loans over 90 days past due	$-	554
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	3,558	3,299

The table below summarizes nonaccrual loans by major categories for the periods presented.

	CECL			Incurred loss
	June 30, 2022			December 31, 2021
	Nonaccrual	Nonaccrual
	loans	loans	Total	Total
	with no	with an	nonaccrual	nonaccrual
(dollars in thousands)	allowance	allowance	loans	loans
Commercial
Owner occupied RE	-	-	-	-
Non-owner occupied RE	$121	860	981	1,070
Construction	-	-	-	-
Business	-	-	-	-
Total commercial	121	860	981	1,070
Consumer
Real estate	-	552	552	1,750
Home equity	200	1,198	1,398	2,044
Construction	-	-	-	-
Other	-	-	-	-
Total consumer	200	1,750	1,950	3,794
Total	$321	2,610	2,931	4,864

The table below summarizes key information for loans individually evaluated for impairment loans under the incurred loss methodology. These loans include loans on nonaccrual status and loans modified in a TDR, whether on accrual or nonaccrual status. These loans may have estimated impairment which is included in the allowance for credit losses.

			December 31, 2021
			Recorded investment
			Impaired loans	Impaired loans
	Unpaid		with no related	with related	Related
	Principal	Impaired	allowance for	allowance for	allowance for
(dollars in thousands)	Balance	loans	credit losses	credit losses	credit losses
Commercial
Owner occupied RE	$1,261	1,261	1,261	-	-
Non-owner occupied RE	2,012	1,070	270	800	171
Construction	-	-	-	-	-
Business	1,104	1,104	-	1,104	452
Total commercial	4,377	3,435	1,531	1,904	623
Consumer
Real estate	2,638	2,561	1,743	818	144
Home equity	2,206	2,044	1,989	55	55
Construction	-	-	-	-	-
Other	123	123	-	123	14
Total consumer	4,967	4,728	3,732	996	213
Total gross loans	$9,344	8,163	5,263	2,900	836

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Three months ended June 30, 2022		Three months ended June 30, 2021
(dollars in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial
Owner occupied RE	$1,247	11	1,379	16
Non-owner occupied RE	874	36	2,073	32
Construction	-	-	68	-
Business	1,051	10	2,118	20
Total commercial	3,172	57	5,638	68
Consumer
Real estate	1,908	17	4,337	60
Home equity	1,611	(3)	1,679	18
Construction	-	-	-	-
Other	118	1	131	1
Total consumer	3,637	15	6,147	79
Total gross loans	$6,809	72	11,785	147

	Six months ended June 30, 2022		Six months ended June 30, 2021		Year ended December 31, 2021
(dollars in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial
Owner occupied RE	$1,253	32	1,469	32	1,387	65
Non-owner occupied RE	896	78	2,111	94	3,128	182
Construction	-	-	91	2	55	-
Business	1,070	28	2,229	54	2,218	62
Total commercial	3,219	138	5,900	182	6,788	309
Consumer
Real estate	2,045	39	4,235	103	3,641	98
Home equity	1,621	21	1,910	34	1,964	85
Construction	-	-	-	-	-	-
Other	120	2	132	2	129	4
Total consumer	3,786	62	6,277	139	5,734	187
Total gross loans	$7,005	200	12,177	321	12,522	496

Allowance for Credit Losses

The following table summarizes the activity related to the allowance for credit losses for the six months ended June 30, 2022 under the CECL methodology.

				Three months ended June 30, 2022
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$4,898	9,973	929	6,217	7,602	2,197	844	284	32,944
Provision for credit losses	(69)	37	131	524	390	407	7	98	1,525
Loan charge-offs	-	-	-	(55)	-	(170)	-	(91)	(316)
Loan recoveries	-	-	-	31	-	8	-	-	39
Net loan recoveries (charge-offs)	-	-	-	(24)	-	(162)	-	(91)	(277)
Balance, end of period	$4,829	10,010	1,060	6,717	7,992	2,442	851	291	34,192
Net charge-offs to average loans (annualized)									0.04%
Allowance for credit losses to gross loans									1.20%
Allowance for credit losses to nonperforming loans									1166.70%

				Six months ended June 30, 2022
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$4,700	10,518	625	4,887	7,083	1,697	578	320	30,408
Adjustment for CECL	(313)	333	154	1,057	(294)	438	130	(5)	1,500
Provision for credit losses	442	(841)	281	683	1,203	572	143	67	2,550
Loan charge-offs	-	-	-	(55)	-	(339)	-	(91)	(485)
Loan recoveries	-	-	-	145	-	74	-	-	219
Net loan recoveries (charge-offs)	-	-	-	90	-	(265)	-	(91)	(266)
Balance, end of period	$4,829	10,010	1,060	6,717	7,992	2,442	851	291	34,192
Net charge-offs (recoveries) to average loans (annualized)									0.02%
Allowance for credit losses to gross loans									1.20%
Allowance for credit losses to nonperforming loans									1166.70%

Prior to the adoption of ASC 326 on January 1, 2022, the Company calculated the allowance for loan losses under the incurred loss methodology. The following two tables are disclosures related to the allowance for loan losses in prior periods under this methodology.

						Three months ended June 30, 2021
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home equity	Construction	Other	Total
Balance, beginning of period	$7,154	15,195	827	6,848	9,666	2,688	685	436	43,499
Provision for loan losses	(149)	(2,096)	124	(226)	362	(129)	68	146	(1,900)
Loan charge-offs	-	-	-	-	-	-	-	(8)	(8)
Loan recoveries	94	124	-	100	-	3	-	-	321
Net loan recoveries (charge-offs)	94	124	-	100	-	3	-	(8)	313
Balance, end of period	$7,099	13,223	951	6,722	10,028	2,562	753	574	41,912
Net charge-offs (recoveries) to average loans (annualized)									(0.06%)
Allowance for loan losses to gross loans									1.86%
Allowance for loan losses to nonperforming loans									619.47%

					Six months ended June 30, 2021
	Commercial						Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$8,145	12,049	1,154	7,845	10,453	3,249	747	507	44,149
Provision for loan losses	(1,140)	1,050	(203)	(1,011)	(425)	(552)	6	75	(2,200)
Loan charge-offs	-	-	-	(268)	-	(139)	-	(8)	(415)
Loan recoveries	94	124	-	156	-	4	-	-	378
Net loan recoveries (charge-offs)	94	124	-	(112)	-	(135)	-	(8)	(37)
Balance, end of period	$7,099	13,223	951	6,722	10,028	2,562	753	574	41,912
Net charge-offs to average loans (annualized)									0.00%

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

The following table presents an analysis of collateral-dependent loans of the Company as of June 30, 2022.

			June 30, 2022
	Real	Business
(dollars in thousands)	estate	assets	Other	Total
Commercial
Owner occupied RE	$-	-	-	-
Non-owner occupied RE	121	-	-	121
Construction	-	-	-	-
Business	-	-	-	-
Total commercial	121	-	-	121
Consumer
Real estate	-	-	-	-
Home equity	200	-	-	200
Construction	-	-	-	-
Other	-	-	-	-
Total consumer	200	-	-	200
Total	$321	-	-	321

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

Allowance for Credit Losses - Unfunded Loan Commitments

The allowance for credit losses for unfunded loan commitments was $2.3 million at June 30, 2022 and is separately classified on the balance sheet within other liabilities. Prior to the adoption of CECL, the Company’s reserve for unfunded commitments was not material. The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the six months ended June 30, 2022.

Six months ended
(dollars in thousands)	June 30, 2022
Balance, beginning of period	-
Adjustment for adoption of CECL	$2,000
Provision for loan losses	330
Balance, end of period	$2,330

NOTE 5 – Troubled Debt Restructurings

At June 30, 2022, the Company had 13 loans totaling $5.8 million compared to 14 loans totaling $6.3 million at December 31, 2021, which were considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of the workout plan for individual loan relationships, the Company may restructure loan terms to assist borrowers facing financial challenges in the current economic environment.

The were no renewals or modifications to any loans considered TDRs during the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, renewals and modifications were not material.

As of June 30, 2022 and 2021, there were no loans modified as a TDR for which there was a payment default (60 days past due) within 12 months of the restructuring date.

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

The following table summarizes the Company’s outstanding financial derivative instruments at June 30, 2022 and December 31, 2021.

			June 30, 2022
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$23,136	Other assets	$250
MBS forward sales commitments	15,000	Other liabilities	(31)
Total derivative financial instruments	$38,136		$219

			December 31, 2021
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$32,478	Other assets	$425
MBS forward sales commitments	21,000	Other liabilities	(41)
Total derivative financial instruments	$53,478		$384

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

	June 30, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
Corporate bonds	$-	1,981	-	1,981
US treasuries	-	905	-	905
US government agencies	-	11,253	-	11,253
State and political subdivisions	-	19,979	-	19,979
Asset-backed securities	-	7,753	-	7,753
Mortgage-backed securities	-	57,120	-	57,120
Mortgage loans held for sale	-	18,329	-	18,329
Mortgage loan interest rate lock commitments	-	250	-	250
Total assets measured at fair value on a recurring basis	$-	117,570	-	117,570

Liabilities
MBS forward sales commitments	$-	31	-	31
Total liabilities measured at fair value on a recurring basis	$-	31	-	31

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Corporate bonds	$-	2,188	-	2,188
US treasuries	-	992	-	992
US government agencies	-	14,169	-	14,169
SBA securities	-	438	-	438
State and political subdivisions	-	25,176	-	25,176
Asset-backed securities	-	10,164	-	10,164
Mortgage-backed securities	-	67,154	-	67,154
Mortgage loans held for sale	-	13,556	-	13,556
Mortgage loan interest rate lock commitments	-	425	-	425
Total assets measured at fair value on a recurring basis	$-	134,262	-	134,262

Liabilities
MBS forward sales commitments	$-	41	-	41
Total liabilities measured at fair value on a recurring basis	$-	41	-	41

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021.

	As of June 30, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually assessed loans	$-	321	3,688	4,009
Total assets measured at fair value on a nonrecurring basis	$-	321	3,688	4,009

	As of December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	5,262	2,065	7,327
Total assets measured at fair value on a nonrecurring basis	$-	5,262	2,065	7,327

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

The estimated fair values of the Company’s financial instruments at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$5,065	5,065	-	-	5,065
Loans[1]	2,804,524	2,688,356	-	-	2,688,356
Financial Liabilities:
Deposits	2,822,594	2,419,809	-	2,419,809	-
Subordinated debentures	36,160	36,651	-	36,651	-

	December 31, 2021
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$4,021	4,021	-	-	4,021
Loans[1]	2,451,306	2,422,621	-	-	2,422,621
Financial Liabilities:
Deposits	2,563,826	2,327,055	-	2,327,055	-
Subordinated debentures	36,106	33,936	-	33,936	-

[1]	Carrying amount is net of the allowance for credit losses or loan losses, as applicable, and previously presented individually assessed or impaired loans.

NOTE 8 – Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”. As of June 30, 2022, we leased six of our offices under various operating lease agreements. The lease agreements have maturity dates ranging from August 2028 to February 2032, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 7.39 years as of June 30, 2022.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered into. The weighted average discount rate for leases was 2.28% as of June 30, 2022.

The total operating lease costs were $768,000 and $640,000 for the three months ended June 30, 2022 and 2021, respectively, and $1.5 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively. The right-of-use (ROU) asset, included in property and equipment, and lease liability, included in other liabilities, was $23.7 million and $25.3 million as of June 30, 2022, respectively, compared to $26.6 million and $28.0 million as of December 31, 2021, respectively. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.

Maturities of lease liabilities as of June 30, 2022 were as follows:

Operating
(dollars in thousands)	Leases
2022	$377
2023	1,938
2024	1,990
2025	2,045
2026	2,096
Thereafter	24,093
Total undiscounted lease payments	32,539
Discount effect of cash flows	7,263
Total lease liability	$25,276

NOTE 9 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three- and six- month periods ended June 30, 2022 and 2021. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at June 30, 2022. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At June 30, 2022 and 2021, there were 162,366 and 113,239 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except share data)	2022	2021	2022	2021
Numerator:
Net income available to common shareholders	$7,240	10,323	15,210	20,689
Denominator:
Weighted-average common shares outstanding – basic	7,957,631	7,847,516	7,944,814	7,811,217
Common stock equivalents	97,279	140,099	130,682	137,077
Weighted-average common shares outstanding – diluted	8,054,910	7,987,615	8,075,496	7,948,294
Earnings per common share:
Basic	$0.91	1.32	1.91	2.65
Diluted	$0.90	1.29	1.88	2.60

Item 2. MANAGEMENT’S DISCUSSION AND Analysis of Financial Condition and Results of Operations.

The following discussion reviews our results of operations for the three and six month periods ended June 30, 2022 as compared to the three and six month periods ended June 30, 2021 and assesses our financial condition as of June 30, 2022 as compared to December 31, 2021. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K for that period. Results for the three and six month periods ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any future period.

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

At June 30, 2022, we had total assets of $3.29 billion, a 12.4% increase from total assets of $2.93 billion at December 31, 2021. The largest component of our total assets is loans which were $2.85 billion and $2.49 billion at June 30, 2022 and December 31, 2021, respectively. Our liabilities and shareholders’ equity at June 30, 2022 totaled $3.01 billion and $282.6 million, respectively, compared to liabilities of $2.65 billion and shareholders’ equity of $277.9 million at December 31, 2021. The principal component of our liabilities is deposits which were $2.87 billion and $2.56 billion at June 30, 2022 and December 31, 2021, respectively.

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

Our net income to common shareholders was $7.2 million and $10.3 million for the three months ended June 30, 2022 and 2021, respectively. Diluted earnings per share (“EPS”) was $0.90 for the second quarter of 2022 as compared to $1.29 for the same period in 2021. The decrease in net income was primarily driven by an increase in the provision for credit losses and a decrease in mortgage banking income, as well as an increase in noninterest expense.

Our net income to common shareholders was $15.2 million and $20.7 million for the six months ended June 30, 2022 and 2021. Diluted EPS was $1.88 for the six months ended June 30, 2022 as compared to $2.60 for the same period in 2021. The decrease in net income was primarily driven by an increase in the provision for credit losses and a decrease in mortgage banking income, as well as an increase in noninterest expenses.

In addition, during the second quarter of 2022, we relocated our headquarters in Greenville, South Carolina to a newly constructed, 107,000 square foot building. As a result of the relocation, we disposed of assets with a book value of $489,000, including leasehold improvements and furniture and fixtures, and recorded a net loss on disposal of $394,000.

RESULTS OF OPERATIONS

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $24.9 million for the second quarter of 2022, a 16.1% increase over net interest income of $21.4 million for the second quarter of 2021, driven by an increase in interest income on loans as a result of loan growth during the past 12 months. In addition, our net interest margin, on a tax-equivalent basis (TE), was 3.35% for the second quarter of 2022 compared to 3.50% for the same period in 2021.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and six month periods ended June 30, 2022 and 2021. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” tables demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

The following tables entitled “Average Balances, Income and Expenses, Yield and Rates” set forth information related to our average balance sheets, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had no securities purchased with agreements to resell. All investments owned have an original maturity of over one year. Nonaccrual loans are included in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended June 30,
	2022			2021
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$80,909	$180	0.89%	$119,211	$53	0.18%
Investment securities, taxable	98,527	404	1.64%	85,306	212	1.00%
Investment securities, nontaxable(2)	10,382	56	2.16%	11,599	74	2.56%
Loans(3)	2,795,274	26,610	3.82%	2,240,236	22,409	4.01%
Total interest-earning assets	2,985,092	27,250	3.66%	2,456,352	22,748	3.71%
Noninterest-earning assets	154,659			117,836
Total assets	$3,139,751			$2,574,188
Interest-bearing liabilities
NOW accounts	$389,563	144	0.15%	$298,446	46	0.06%
Savings & money market	1,267,174	1,200	0.38%	1,131,391	580	0.21%
Time deposits	278,101	500	0.72%	175,612	294	0.67%
Total interest-bearing deposits	1,934,838	1,844	0.38%	1,605,449	920	0.23%
FHLB advances and other borrowings	53,179	105	0.79%	44	2	18.23%
Subordinated debentures	36,143	405	4.49%	36,035	379	4.22%
Total interest-bearing liabilities	2,024,160	2,354	0.47%	1,641,528	1,301	0.32%
Noninterest-bearing liabilities	833,943			688,576
Shareholders’ equity	281,648			244,084
Total liabilities and shareholders’ equity	$3,139,751			$2,574,188
Net interest spread			3.19%			3.39%
Net interest income (tax equivalent) / margin		$24,896	3.35%		$21,447	3.50%
Less: tax-equivalent adjustment(2)		(12)			17
Net interest income		$24,884			$21,430

(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin (TE) decreased 15 basis points to 3.35% during the second quarter of 2022, compared to the second quarter of 2021, primarily due to a reduction in yield on our interest-earning assets combined with higher costs on our interest-bearing liabilities. Our average interest-earning assets grew by $528.7 million during the second quarter of 2022, while the average yield on these assets decreased by five basis points to 3.66% during the same period. In addition, our average interest-bearing liabilities grew by $382.6 million during the second quarter of 2022, while the rate on these liabilities increased 15 basis points to 0.47%.

The increase in average interest-earning assets for the second quarter of 2022 related primarily to an increase of $555.0 million in our average loan balances. The decrease in yield on our interest-earning assets was driven by a 19 basis point decrease in loan yield as our loan portfolio has repriced at rates lower than historic rates for the majority of the past 12 months. Following the Federal Reserve’s recent interest rate hikes, our loan yield has begun to increase, resulting in a five basis point gain from 3.77% in the first quarter of 2022.

The increase in our average interest-bearing liabilities during the second quarter of 2022 resulted primarily from a $329.4 million increase in our interest-bearing deposits and a $53.1 million increase in FHLB advances and other borrowings, while the 15 basis point increase in rate on our interest-bearing liabilities resulted primarily from a 15 basis point increase in deposit rates.

Our net interest spread was 3.19% for the second quarter of 2022 compared to 3.39% for the same period in 2021. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The decrease in the yield on our interest-earning assets and the increase in the rate on our interest-bearing liabilities resulted in a 20 basis point decrease in our net interest spread for the 2022 period. We anticipate continued pressure on our net interest spread and net interest margin in future periods as a significant portion of our loan portfolio is at fixed rates which do not move with the Federal Reserve’s interest rate increases, while our deposit accounts reprice much more quickly.

Average Balances, Income and Expenses, Yields and Rates

	For the Six Months Ended June 30,
	2022			2021
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$84,980	$239	0.57%	$104,449	$99	0.19%
Investment securities, taxable	105,771	829	1.58%	85,222	458	1.08%
Investment securities, nontaxable(2)	11,139	121	2.19%	11,300	147	2.62%
Loans(3)	2,685,237	50,541	3.80%	2,224,987	44,875	4.07%
Total interest-earning assets	2,887,127	51,730	3.61%	2,425,958	45,579	3.79%
Noninterest-earning assets	153,618			109,928
Total assets	$3,040,745			$2,535,886
Interest-bearing liabilities
NOW accounts	$397,763	259	0.13%	$289,640	93	0.06%
Savings & money market	1,254,768	1,818	0.29%	1,108,059	824	0.15%
Time deposits	218,741	675	0.62%	194,781	1,087	1.13%
Total interest-bearing deposits	1,871,272	2,752	0.30%	1,592,480	2,004	0.25%
FHLB advances and other borrowings	35,004	118	0.68%	1,419	78	11.08%
Subordinated debentures	36,130	784	4.38%	36,022	759	4.25%
Total interest-bearing liabilities	1,942,406	3,654	0.38%	1,629,921	2,841	0.35%
Noninterest-bearing liabilities	818,207			668,491
Shareholders’ equity	280,132			237,474
Total liabilities and shareholders’ equity	$3,040,745			$2,535,886
Net interest spread			3.23%			3.44%
Net interest income (tax equivalent) / margin		$48,076	3.36%		$42,738	3.55%
Less: tax-equivalent adjustment(2)		(28)			35
Net interest income		$48,048			$42,703

During the first six months of 2022, our net interest margin (TE) decreased by 19 basis points to 3.36%, compared to 3.55% for the first six months of 2021, driven by the decrease in yield on our interest-earning assets, combined with the higher yield on our interest-bearing liabilities. Our average interest-earning assets grew by $461.2 million from the prior year, with the average yield decreasing by 18 basis points to 3.61%. In addition, our average interest-bearing liabilities grew by $312.5 million, while the rate on these liabilities increased three basis points to 0.38%.

The increase in average interest-earning assets for the first half of 2022 related primarily to a $460.3 million increase in our average loan balances. The decrease in yield on our interest-earning assets was driven by a 27 basis point decrease in our loan yield primarily related to the interest rate reductions by the Federal Reserve which occurred during 2020. Recently, the yield on our loan portfolio has begun to increase as the Federal Reserve has raised interest rates by 150 basis points during the first six months of 2022.

The increase in average interest-bearing liabilities for the first half of 2022 was driven by an increase in interest-bearing deposits of $278.8 million and a $33.6 million increase in FHLB advances and other borrowings, while the increase in cost was driven by a five basis point increase on our interest-bearing deposits.

Our net interest spread was 3.23% for the first half of 2022 compared to 3.44% for the same period in 2021. The 21 basis point decrease in our net interest spread was driven by the 18 basis point decrease in yield on our interest-earning assets.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	June 30, 2022 vs. 2021				June 30, 2021 vs. 2020
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$5,417	(979)	(237)	4,201	$980	(2,040)	(85)	(1,145)
Investment securities	33	130	16	179	110	(175)	(50)	(115)
Federal funds sold and interest-bearing deposits with banks	(17)	212	(68)	127	10	(9)	(1)	-
Total interest income	5,433	(637)	(289)	4,507	1,100	(2,224)	(136)	(1,260)
Interest expense
Deposits	195	602	127	924	318	(2,781)	(244)	(2,707)
FHLB advances and other borrowings	2,415	(2)	(2,309)	104	(175)	3,501	(3,500)	(174)
Subordinated debentures	1	24	-	25	1	(36)	-	(35)
Total interest expense	2,611	624	(2,182)	1,053	144	684	(3,744)	(2,916)
Net interest income	$2,822	(1,261)	1,893	3,454	$956	(2,908)	3,608	1,656

Net interest income, the largest component of our income, was $24.9 million for the second quarter of 2022 and $21.4 million for the second quarter of 2021, a $3.5 million, or 16.2%, increase. The increase during 2022 was driven by a $4.5 million increase in interest income primarily due to higher volume of loans. In addition, interest expense increased by $1.1 million due to an increase in volume of FHLB advances and other borrowings at decreased rates.

	Six Months Ended
	June 30, 2022 vs. 2021				June 30, 2021 vs. 2020
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$9,012	(2,786)	(560)	5,666	$3,557	(5,230)	(373)	(2,046)
Investment securities	120	191	41	352	254	(351)	(113)	(210)
Federal funds sold and interest-bearing deposits with banks	(18)	195	(37)	140	67	(86)	(37)	(56)
Total interest income	9,114	(2,400)	(556)	6,158	3,878	(5,667)	(523)	(2,312)
Interest expense
Deposits	400	232	45	677	1,016	(7,005)	(808)	(6,797)
FHLB advances and other borrowings	70	2	40	112	(327)	3,096	(3,025)	(256)
Subordinated debentures	2	22	-	24	3	(94)	(1)	(92)
Total interest expense	472	256	85	813	692	(4,003)	(3,834)	(7,145)
Net interest income	$8,642	(2,656)	(641)	5,345	$3,186	(1,664)	3,311	4,833

Net interest income for the first half of 2022 was $48.0 million compared to $42.7 million for 2021, a $5.3 million, or 12.5%, increase. The increase in net interest income during 2022 was driven by a $6.2 million increase in interest income, related primarily to loan growth.

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

We recorded a $1.8 million provision for credit losses in the second quarter of 2022, compared to a $1.9 million reversal of provision expense in the second quarter of 2021. We recorded a provision expense of $2.9 million and a provision reversal of $2.2 million for the six months ended June 30, 2022 and June 30, 2021, respectively. The $1.8 million provision in 2022, which included a $250,000 provision for unfunded commitments, was driven by $184.5 million in loan growth during the second quarter, combined with a $52.2 million increase in unfunded commitments. The $2.9 million provision expense for the first half of 2022 included a $330,000 provision for unfunded commitments.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Mortgage banking income	$1,184	1,983	2,678	6,616
Service fees on deposit accounts	209	173	400	358
ATM and debit card income	563	521	1,092	991
Income from bank owned life insurance	315	331	630	598
Net lender and referral fees on PPP loans	-	268	-	268
Loss on disposal of fixed assets	(394)	-	(394)	-
Other income	388	346	788	695
Total noninterest income	$2,265	3,622	5,194	9,526

Noninterest income decreased $1.4 million, or 37.5%, for the second quarter of 2022 as compared to the same period in 2021. The decrease in total noninterest income resulted primarily from the following:

●	Mortgage banking income decreased by $799,000, or 40.3%, driven by low inventory in the housing market, lower refinance volumes, and a decrease in margin on loan sales. We do not expect mortgage origination volume to continue at levels seen in the prior year which will reduce the amount of mortgage banking income recorded in future periods in comparison to prior periods.
●	Net lender and referral fees on PPP loans were $268,000 during the second quarter of 2021, while there were no fees received during the current period.
●	Loss on disposal of assets of $394,000 was recorded during the second quarter of 2022 as we completed construction and relocated our headquarters in Greenville, South Carolina.

Noninterest income decreased $4.3 million, or 45.5%, during the first half of 2022 as compared to 2021. The decrease in total noninterest income resulted primarily from decreases in mortgage banking income and the disposal of fixed assets from our prior headquarters building.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Compensation and benefits	$9,915	8,724	19,371	17,834
Occupancy	2,219	1,552	3,997	3,190
Real estate owned expenses	-	1	-	388
Outside service and data processing costs	1,528	1,391	3,062	2,704
Insurance	367	262	628	563
Professional fees	693	615	1,292	1,210
Marketing	329	208	596	398
Other	737	742	1,528	1,370
Total noninterest expense	$15,788	13,495	30,474	27,657

Noninterest expense was $15.8 million for the second quarter of 2022, a $2.3 million, or 17.0%, increase from noninterest expense of $13.5 million for the second quarter of 2021. The increase in noninterest expense was driven primarily by the following:

●	Compensation and benefits expense increased $1.2 million, or 13.7%, relating primarily to annual salary increases and compensation and benefits expense related to the hiring of new team members.
●	Occupancy costs increased $667,000, or 43.0%, driven by increased rent expense and depreciation on our new office in Charlotte, North Carolina, as well as additional costs associated with the relocation of our headquarters.
●	Insurance costs increased $105,000, or 40.1%, during the second quarter of 2022 related to higher FDIC insurance premiums.
●	Outside service and data processing costs increased $137,000, or 9.8%, during the second quarter of 2022 related to increased item processing and electronic banking costs due to increased transactions.
●	Marketing expenses increased $121,000, or 58.2%, due to an increase in community outreach and sponsorships.

Noninterest expense was $30.5 million for the first half of 2022, a $2.8 million, or 10.2%, increase from noninterest expense of $27.7 million for the first half of 2021. The increase in noninterest expense was driven primarily by increases in compensation and benefits, occupancy, outside services and data processing costs and marketing expenses as discussed above. Partially offsetting these increases was a decrease in real estate owned expenses during the 2022 period.

Our efficiency ratio was 58.2% for the second quarter of 2022, compared to 53.9% for the second quarter of 2021 and 57.2% for the first half of 2022 compared to 53.0% for the first half of 2021. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The higher ratio during the second quarter of 2022, compared to the second quarter of 2021, relates primarily to the decrease in mortgage banking income.

We incurred income tax expense of $2.3 million and $3.1 million for the three months ended June 30, 2022 and 2021, respectively, and $4.7 million and $6.1 million for the six months ended June 30, 2022 and 2021, respectively. Our effective tax rate was 23.5% and 22.7% for the six months ended June 30, 2022 and 2021, respectively. The higher tax rate during the first six months of 2022 relates to the lesser impact of equity compensation transactions during the period.

Balance Sheet Review

Investment Securities

At June 30, 2022, the $104.1 million in our investment securities portfolio represented approximately 3.2% of our total assets. Our available for sale investment portfolio included corporate bonds, US treasuries, US government agency securities, state and political subdivisions, asset-backed securities and mortgage-backed securities with a fair value of $99.0 million and an amortized cost of $111.8 million, resulting in an unrealized loss of $12.8 million. At December 31, 2021, the $124.3 million in our investment securities portfolio represented approximately 4.2% of our total assets, including investment securities with a fair value of $120.3 million and an amortized cost of $121.2 million for an unrealized loss of $937,000.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans, excluding mortgage loans held for sale, for the six months ended June 30, 2022 and 2021 were $2.67 billion and $2.21 billion, respectively. Before the allowance for credit losses, total loans outstanding at June 30, 2022 and December 31, 2021 were $2.85 billion and $2.49 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of June 30, 2022, our loan portfolio included $2.43 billion, or 85.3%, of real estate loans, compared to $2.13 billion, or 85.5%, at December 31, 2021. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. Home equity lines of credit totaled $161.5 million as of June 30, 2022, of which approximately 50% were in a first lien position, while the remaining balance was second liens. At December 31, 2021, our home equity lines of credit totaled $154.8 million, of which approximately 49% were in first lien positions, while the remaining balance was in second liens. The average home equity loan had a balance of approximately $80,000 and a loan to value of 71% as of June 30, 2022, compared to an average loan balance of $81,000 and a loan to value of approximately 62% as of December 31, 2021. Further, 0.87% and 1.0% of our total home equity lines of credit were over 30 days past due as of June 30, 2022 and December 31, 2021, respectively.

Following is a summary of our loan composition at June 30, 2022 and December 31, 2021. During the first six months of 2022, our loan portfolio increased by $355.3 million, or 14.3%, with a 13.8% increase in commercial loans while consumer loans increased by 15.1% during the period. The majority of the increase was in loans secured by real estate. Our consumer real estate portfolio grew by $117.7 million and includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $468,000, a term of 22 years, and an average rate of 3.48% as of June 30, 2022, compared to a principal balance of $454,000, a term of 21 years, and an average rate of 3.47% as of December 31, 2021.

	June 30, 2022		December 31, 2021
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$551,544	19.39%	$488,965	19.6%
Non-owner occupied RE	741,263	26.05%	666,833	26.8%
Construction	84,612	2.97%	64,425	2.6%
Business	389,790	13.70%	333,049	13.4%
Total commercial loans	1,767,209	62.11%	1,553,272	62.4%
Consumer
Real estate	812,130	28.54%	694,401	27.9%
Home equity	161,512	5.68%	154,839	6.2%
Construction	76,878	2.70%	59,846	2.4%
Other	27,476	0.97%	27,519	1.1%
Total consumer loans	1,077,996	37.89%	936,605	37.6%
Total gross loans, net of deferred fees	2,845,205	100.0%	2,489,877	100.0%
Less—allowance for credit losses	(34,192)		(30,408)
Total loans, net	$2,811,013		$2,459,469

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of June 30, 2022 and December 31, 2021, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	June 30, 2022	December 31, 2021
Commercial	$259	270
Consumer	383	1,642
Nonaccruing troubled debt restructurings	2,289	2,952
Total nonaccrual loans	2,931	4,864
Other real estate owned	-	-
Total nonperforming assets	$2,931	4,864

At June 30, 2022, nonperforming assets were $2.9 million, or 0.09% of total assets and 0.10% of gross loans. Comparatively, nonperforming assets were $4.9 million, or 0.17% of total assets and 0.20% of gross loans at December 31, 2021. Nonaccrual loans decreased $1.9 million during the first six months of 2022 due primarily to $724,000 of loans paid or charged off and $1.1 million of loans returning to accruing status.

The amount of foregone interest income on nonaccrual loans in the first six months of 2022 and 2021 was not material. At June 30, 2022 and 2021, the allowance for credit losses represented 1,166.70% and 619.47% of the total amount of nonperforming loans, respectively. A significant portion, or approximately 92%, of nonperforming loans at June 30, 2022, was secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.

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

In addition, at June 30, 2022, 85.3% of our loans were collateralized by real estate and 92.2% of our impaired loans were secured by real estate. We utilize third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of June 30, 2022, we did not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At June 30, 2022, impaired loans totaled $5.0 million, for which $4.7 million of these loans had a reserve of approximately $1.0 million allocated in the allowance. During the first six months of 2022, the average recorded investment in impaired loans was approximately $7.0 million. Comparatively, impaired loans totaled $8.2 million at December 31, 2021 for which $2.9 million of these loans had a reserve of approximately $836,000 allocated in the allowance. During 2021, the average recorded investment in impaired loans was approximately $12.5 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of June 30, 2022, we determined that we had loans totaling $5.8 million that we considered TDRs compared to $6.3 million as of December 31, 2021.

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

The allowance for credit losses was $34.2 million, representing 1.20% of outstanding loans and providing coverage of 1,166.7%, of nonperforming loans at June 30, 2022 compared to $30.4 million, or 1.22% of outstanding loans and 625.22% of nonperforming loans at December 31, 2021. At June 30, 2021, the allowance for loan losses was $41.9 million, or 1.86% of outstanding loans and 619.47% of nonperforming loans. The adoption of CECL on January 1, 2022 increased the allowance for credit losses by $1.5 million. In addition, we recorded a provision for credit losses of $1.5 million during the second quarter of 2022 driven by the growth in our loan portfolio.

Following is a summary of the activity in the allowance for credit losses.

	Six months ended June 30,		Year ended December 31,
(dollars in thousands)	2022	2021	2021
Balance, beginning of period	$30,408	44,149	44,149
Adjustment for adoption of CECL	1,500	-	-
Provision for (reversal of) credit losses	2,550	(2,200)	(12,400)
Loan charge-offs	(485)	(414)	(2,166)
Loan recoveries	219	377	825
Net loan (charge-offs)	(266)	(37)	(1,341)
Balance, end of period	$34,192	41,912	30,408

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

Our retail deposits represented $2.68 billion, or 93.5% of total deposits, while our wholesale deposits represented $187.5 million, or 6.5%, of total deposits at June 30, 2022. At December 31, 2021, retail deposits represented $2.56 billion, or 100%, of our total deposits. Our loan-to-deposit ratio was 99% at June 30, 2022 and 97% at December 31, 2021.

The following is a detail of our deposit accounts:

	June 30,	December 31,
(dollars in thousands)	2022	2021
Non-interest bearing	$799,169	768,650
Interest bearing:
NOW accounts	364,189	401,788
Money market accounts	1,320,329	1,201,099
Savings	41,944	39,696
Time, less than $250,000	62,340	68,179
Time and out-of-market deposits, $250,000 and over	282,187	84,414
Total deposits	$2,870,158	2,563,826

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $2.59 billion and $2.48 billion at June 30, 2022, and December 31, 2021, respectively.

The following table shows the average balance amounts and the average rates paid on deposits.

	Six months ended June 30,
	2022		2021
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$769,844	0.00%	$621,934	0.00%
Interest-bearing demand deposits	397,763	0.13%	289,640	0.06%
Money market accounts	1,214,062	0.30%	1,077,309	0.22%
Savings accounts	40,707	0.05%	30,750	0.05%
Time deposits less than $100,000	23,406	0.30%	32,393	0.52%
Time deposits greater than $100,000	195,334	0.39%	161,997	0.91%
Total deposits	$2,641,116	0.19%	$2,214,023	0.19%

During the first six months of 2022, our average transaction account balances increased by $427.1 million, or 19.3%, from the prior year, while our average time deposit balances increased by $24,000, or 12.5%.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits $250,000 or more at June 30, 2022 was as follows:

(dollars in thousands)	June 30, 2022
Three months or less	$125,510
Over three through six months	69,975
Over six through twelve months	74,329
Over twelve months	12,373
Total	$282,187

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at June 30, 2022 and December 31, 2021 were $282.2 million and $84.4 million, respectively.

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

At June 30, 2022 and December 31, 2021 our cash and cash equivalents totaled $182.1 million and $167.2 million, respectively, or 5.5% and 5.7% of total assets, respectively. Our investment securities at June 30 2022 and December 31, 2021 amounted to $104.1 million and $124.3 million, respectively, or 3.2% and 4.2% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain five federal funds purchased lines of credit with correspondent banks totaling $118.5 million for which there were no borrowings against the lines of credit at June 30, 2022.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at June 30, 2022 was $556.6 million, based primarily on the Bank’s qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at June 30, 2022 and December 31, 2021 we had $315.2 million and $254.5 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $15.0 million, which was unused at June 30, 2022. The line of credit was renewed on December 21, 2021 at an interest rate of One Month CME Term SOFR plus 3.5% and a maturity date of December 20, 2023.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $282.6 million at June 30, 2022 and $277.9 million at December 31, 2021. The $4.7 million increase from December 31, 2021 is primarily related to net income of $15.2 million during the first six months of 2022 and stock option exercises and equity compensation expenses of $1.7 million, partially offset by a $9.4 million decrease in other comprehensive loss and the tax-effected impact of $2.8 million of expense related to the adoption of CECL recorded as an adjustment to retained earnings.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the six months ended June 30, 2022 and the year ended December 31, 2021. Since our inception, we have not paid cash dividends.

	June 30, 2022	December 31, 2021
Return on average assets	1.01%	1.75%
Return on average equity	10.95%	18.64%
Return on average common equity	10.95%	18.64%
Average equity to average assets ratio	9.21%	9.39%
Tangible common equity to assets ratio	8.60%	9.50%

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

Regulatory capital rules, which we refer to Basel III, impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies other than “small bank holding companies,” generally holding companies with consolidated assets of less than $3 billion (such as the Company). Although we had over $3 billion in assets at June 30, 2022, under Federal Reserve guidance, the Company will maintain its status as a “small bank holding company” until March 2023. In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of our minimum risk-based capital requirements. This buffer must consist solely of common equity Tier 1, but the buffer applies to all three measurements (common equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer consists of an additional amount of CET1 equal to 2.5% of risk-weighted assets.

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of June 30, 2022, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

	June 30, 2022
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$347,708	13.45%	$271,451	10.50%	$258,525	10.00%
Tier 1 Capital (to risk weighted assets)	315,369	12.20%	219,746	8.50%	206,820	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	315,369	12.20%	180,967	7.00%	168,041	6.50%
Tier 1 Capital (to average assets)	315,369	10.01%	125,964	4.00%	157,455	5.00%

	December 31, 2021
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$331,052	14.36%	$242,048	10.50%	$230,522	10.00%
Tier 1 Capital (to risk weighted assets)	302,217	13.11%	195,944	8.50%	184,418	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	302,217	13.11%	161,365	7.00%	149,839	6.50%
Tier 1 Capital (to average assets)	302,217	10.55%	114,537	4.00%	143,172	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

	June 30, 2022
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$361,119	13.97%	$271,451	10.50%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	305,780	11.83%	219,746	8.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	292,780	11.33%	180,967	7.00%	N/A	N/A
Tier 1 Capital (to average assets)	305,780	9.71%	125,980	4.00%	N/A	N/A

	December 31, 2021
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$343,476	14.90%	$242,048	10.50%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	291,641	12.65%	195,944	8.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	278,641	12.09%	161,365	7.00%	N/A	N/A
Tier 1 Capital (to average assets)	291,641	10.18%	114,555	4.00%	N/A	N/A

(1)	Under the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is not subject to the minimum capital adequacy and capital conservation buffer capital requirements at the holding company level, unless otherwise advised by the Federal Reserve (such capital requirements are applicable only at the Bank level). Although the minimum regulatory capital requirements are not applicable to the Company, we calculate these ratios for our own planning and monitoring purposes.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2022, unfunded commitments to extend credit were $738.6 million, of which $273.8 million were at fixed rates and $465.0 million were at variable rates. At December 31, 2021, unfunded commitments to extend credit were $618.7 million, of which approximately $205.4 million were at fixed rates and $413.3 million were at variable rates. A significant portion of the unfunded commitments related to commercial business loans and consumer home equity lines of credit. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. Following the adoption of CECL on January 1, 2022, we recorded a reserve for unfunded commitments of $2.0 million, or 0.31% of total unfunded commitments. As of June 30, 2022, the reserve for unfunded commitments was $2.3 million or 0.32% of total unfunded commitments.

At June 30, 2022 and December 31, 2021, there were commitments under letters of credit for $12.3 million and $10.2 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of June 30, 2022, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	(0.25)%
Up 200 basis points	0.17%
Up 100 basis points	0.49%
Base	-
Down 100 basis points	(4.85)%
Down 200 basis points	(7.09)%
Down 300 basis points	(8.01)%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.
(b)	Not applicable.
(c)	Issuer Purchases of Registered Equity Securities

The following table reflects share repurchase activity during the second quarter of 2022:

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value) of
			Units)	Shares (or
	(a) Total		Purchased as	Units) that May
	Number of		Part of Publicly	Yet Be
	Shares (or	(b) Average	Announced	Purchased
	Units)	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share (or Unit)	Programs	or Programs

April 1, 2022 – April 30, 2022	-	-	-	-
May 1, 2022 – May 31, 2022	-	-	-	-
June 1, 2022 – June 30, 2022	-	-	-	399,026*
Total	-	-	-	399,026*

*On June 21, 2022, the Company announced a share repurchase plan allowing us to repurchase up to 399,026 shares of our common stock (the “Repurchase Plan”). As of June 30, 2022, we have not repurchased any of the shares authorized for repurchase under the Repurchase Plan. The Company is not obligated to purchase any such shares under the Repurchase Plan, and the Repurchase Plan may be discontinued, suspended or restarted at any time; however, repurchases under the Repurchase Plan after December 31, 2022 would require additional approval of our Board of Directors and the Federal Reserve.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______	________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: August 2, 2022	/s/ R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2022	/s/ Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)