Form 10-Q
period 2022-09-30
SOUTHERN FIRST BANCSHARES INC
filed 2022-11-01
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022
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

864 - 679-9000
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

7,997,344 shares of common stock, par value $0.01 per share, were issued and outstanding as of November 1, 2022.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
September 30, 2022 Form 10-Q

i

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except share data)	2022	2021
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$16,530	21,770
Federal funds sold	139,544	86,882
Interest-bearing deposits with banks	4,532	58,557
Total cash and cash equivalents	160,606	167,209
Investment securities:
Investment securities available for sale	91,521	120,281
Other investments	5,449	4,021
Total investment securities	96,970	124,302
Mortgage loans held for sale	9,243	13,556
Loans	3,030,027	2,489,877
Less allowance for credit losses	(36,317)	(30,408)
Loans, net	2,993,710	2,459,469
Bank owned life insurance	50,778	49,833
Property and equipment, net	99,530	92,370
Deferred income taxes, net	18,425	8,397
Accrued interest receivable	7,949	7,624
Other assets	2,458	2,788
Total assets	$3,439,669	2,925,548
LIABILITIES
Deposits	$3,001,452	2,563,826
FHLB advances and related debt	60,000	-
Subordinated debentures	36,187	36,106
Other liabilities	54,245	47,715
Total liabilities	3,151,884	2,647,647
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 7,997,344 and 7,925,819 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	80	79
Nonvested restricted stock	(3,348)	(1,435)
Additional paid-in capital	118,433	114,226
Accumulated other comprehensive loss	(14,009)	(740)
Retained earnings	186,629	165,771
Total shareholders’ equity	287,785	277,901
Total liabilities and shareholders’ equity	$3,439,669	2,925,548

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(dollars in thousands, except share data)	2022	2021	2022	2021
Interest income
Loans	$29,752	23,063	80,294	67,938
Investment securities	506	355	1,428	926
Federal funds sold and interest-bearing deposits with banks	676	68	915	167
Total interest income	30,934	23,486	82,637	69,031
Interest expense
Deposits	5,021	934	7,773	3,009
Borrowings	459	380	1,362	1,147
Total interest expense	5,480	1,314	9,135	4,156
Net interest income	25,454	22,172	73,502	64,875
Provision for (reversal of) credit losses	950	(6,000)	3,830	(8,200)
Net interest income after provision for credit losses	24,504	28,172	69,672	73,075
Noninterest income
Mortgage banking income	1,230	2,829	3,907	9,445
Service fees on deposit accounts	194	199	594	557
ATM and debit card income	559	542	1,651	1,532
Income from bank owned life insurance	315	321	945	919
Net lender and referral fees on PPP loans	-	-	-	268
Loss on disposal of fixed assets	-	-	(394)	-
Other income	382	348	1,170	1,043
Total noninterest income	2,680	4,239	7,873	13,764
Noninterest expenses
Compensation and benefits	9,843	9,064	29,214	26,897
Occupancy	2,442	1,685	6,439	4,875
Other real estate owned (income) expenses	-	(3)	-	385
Outside service and data processing costs	1,529	1,368	4,591	4,072
Insurance	507	244	1,134	807
Professional fees	555	694	1,848	1,905
Marketing	338	247	934	645
Other	832	740	2,360	2,109
Total noninterest expenses	16,046	14,039	46,520	41,695
Income before income tax expense	11,138	18,372	31,025	45,144
Income tax expense	2,725	4,355	7,402	10,438
Net income	$8,413	14,017	23,623	34,706
Earnings per common share
Basic	$1.06	1.78	2.97	4.43
Diluted	1.04	1.75	2.93	4.36
Weighted average common shares outstanding
Basic	7,972,146	7,873,868	7,954,025	7,832,330
Diluted	8,065,087	8,001,028	8,071,988	7,966,065

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Net income	$8,413	14,017	23,623	34,706
Other comprehensive loss:
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	(4,894)	(819)	(16,783)	(1,609)
Tax benefit (expense)	1,028	171	3,524	338
Reclassification of realized gain (loss)	-	-	(12)	-
Tax benefit (expense)	-	-	2	-
Other comprehensive loss	(3,866)	(648)	(13,269)	(1,271)
Comprehensive income	$4,547	13,369	10,354	33,435

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	For the three months ended September 30,
	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
June 30, 2021	7,899,931	$79	-	$-	$(1,173)	$112,604	$400	$139,749	$251,659
Net income	-	-	-	-	-	-	-	14,017	14,017
Proceeds from exercise of stock options	4,950	-	-	-	-	175	-	-	175
Issuance of restricted stock	8,500	-	-	-	(431)	431	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	135	-	-	-	135
Compensation expense related to stock options, net of tax	-	-	-	-	-	291	-	-	291
Other comprehensive loss	-	-	-	-	-	-	(648)	-	(648)

September 30, 2021	7,913,381	$79	-	$-	$(1,469)	$113,501	$(248)	$153,766	$265,629
June 30, 2022	7,985,644	80	-	-	(3,230)	117,714	(10,143)	178,216	282,637
Net income	-	-	-	-	-	-	-	8,413	8,413
Proceeds from exercise of stock options	3,000	-	-	-	-	87	-	-	87
Issuance of restricted stock	8,700	-	-	-	(405)	405	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	287	-	-	-	287
Compensation expense related to stock options, net of tax	-	-	-	-	-	227	-	-	227
Other comprehensive loss	-	-	-	-	-	-	(3,866)	-	(3,866)

September 30, 2022	7,997,344	$80	-	$-	$(3,348)	$118,433	$(14,009)	$186,629	$287,785

	For the nine months ended September 30,
	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2020	7,772,748	$78	-	$-	$(698)	$108,831	$1,023	$119,060	$228,294
Net income	-	-	-	-	-	-	-	34,706	34,706
Proceeds from exercise of stock options	117,383	1	-	-	-	2,695	-	-	2,696
Issuance of restricted stock	23,250	-	-	-	(1,120)	1,120	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	349	-	-	-	349
Compensation expense related to stock options, net of tax	-	-	-	-	-	855	-	-	855
Other comprehensive loss	-	-	-	-	-	-	(1,271)	-	(1,271)

September 30, 2021	7,913,381	$79	-	$-	$(1,469)	$113,501	$(248)	$153,766	$265,629
December 31, 2021	7,925,819	79	-	-	(1,435)	114,226	(740)	165,771	277,901
Adoption of ASU 2016-13	-	-	-	-	-	-	-	(2,765)	(2,765)
Net income	-	-	-	-	-	-	-	23,623	23,623
Proceeds from exercise of stock options	24,750	1	-	-	-	793	-	-	794
Issuance of restricted stock	46,775	-	-	-	(2,710)	2,710	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	797	-	-	-	797
Compensation expense related to stock options, net of tax	-	-	-	-	-	704	-	-	704
Other comprehensive loss	-	-	-	-	-	-	(13,269)	-	(13,269)

September 30, 2022	7,997,344	$80	-	$-	$(3,348)	$118,433	$(14,009)	$186,629	$287,785

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
(dollars in thousands)	2022	2021
Operating activities
Net income	$23,623	34,706
Adjustments to reconcile net income to cash provided by operating activities:
Provision for (reversal of) credit losses	3,830	(8,200)
Depreciation and other amortization	2,521	1,621
Accretion and amortization of securities discounts and premium, net	554	713
Loss on sale of real estate owned	-	376
(Gain) Loss on sale of fixed assets	394	(10)
Gain on sale of securities	(12)	-
Net change in operating leases	814	266
Compensation expense related to stock options and restricted stock grants	1,501	1,204
Gain on sale of loans held for sale	(2,700)	(11,187)
Loans originated and held for sale	(191,448)	(406,451)
Proceeds from sale of loans held for sale	198,461	446,254
Increase in cash surrender value of bank owned life insurance	(945)	(919)
Increase in deferred tax asset	(5,766)	(6,736)
Decrease in other assets	5	2,698
Increase in other liabilities	6,006	(4,531)
Net cash provided by operating activities	36,838	49,804
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(538,816)	(246,421)
Purchase of property and equipment	(13,134)	(16,620)
Purchase of investment securities:
Available for sale	(10,094)	(37,908)
Other investments	(15,235)	(1,000)
Payments and maturities, calls and repayments of investment securities:
Available for sale	21,517	16,514
Other investments	13,806	1,812
Purchase of bank owned life insurance	-	(7,500)
Proceeds from sale of fixed assets	95	50
Proceeds from sale of other real estate owned	-	1,159
Net cash used for investing activities	(541,861)	(289,914)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	437,626	290,260
Increase (decrease) in Federal Home Loan Bank advances and other borrowings, net	60,000	(25,000)
Proceeds from the exercise of stock options	794	2,696
Net cash provided by financing activities	498,420	267,956
Net decrease in cash and cash equivalents	(6,603)	27,846
Cash and cash equivalents at beginning of the period	167,209	100,687
Cash and cash equivalents at end of the period	$160,606	128,533
Supplemental information
Cash paid for
Interest	$9,155	5,404
Income taxes	8,270	18,357
Schedule of non-cash transactions
Foreclosure of other real estate	-	367
Unrealized loss on securities, net of income taxes	(13,259)	(1,271)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	237	4,803

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine- month period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 4, 2022. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

Changes in the allowance for credit losses under CECL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2022, there was no allowance for credit losses related to the available-for-sale portfolio.

Accrued interest receivable on available for sale debt securities totaled $477,000 at September 30, 2022 and was excluded from the estimate of credit losses.

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

The allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics. The Company has identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses:

Commercial loans

●	Owner occupied real estate - Owner occupied commercial mortgages consist of loans to purchase or re-finance owner occupied nonresidential properties. This includes office buildings, other commercial facilities, and farmland. Commercial mortgages secured by owner occupied properties are primarily dependent on the ability of borrowers to achieve business results consistent with those projected at loan origination. While these loans and leases are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation.

●	Non-owner occupied real estate - Non-owner occupied commercial mortgages consist of loans to purchase or refinance investment nonresidential properties. This includes office buildings and other facilities rented or leased to unrelated parties, as well as farmland and multifamily properties. The primary risk associated with income producing commercial mortgage loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. While these loans are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation.

●	Construction - Construction loans consist of loans to finance land for development of commercial or residential real property and construction of multifamily apartments or other commercial properties. These loans are highly dependent on the supply and demand for commercial real estate as well as the demand for newly constructed residential homes and lots acquired for development. Deterioration in demand could result in decreased collateral values, which could make repayments of outstanding loans difficult for customers.

●	Commercial business - Commercial business loans consist of loans or lines of credit to finance accounts receivable, inventory or other general business needs, business credit cards, and lease financing agreements for equipment, vehicles, or other assets. The primary risk associated with commercial and industrial and lease financing loans is the ability of borrowers to achieve business results consistent with those projected at origination. Failure to achieve these projections presents risk the borrower will be unable to service the debt consistent with the contractual terms of the loan.

Consumer loans

●	Real estate - Residential mortgages consist of loans to purchase or refinance the borrower’s primary dwelling, second residence or vacation home and are often secured by 1-4 family residential property. Significant and rapid declines in real estate values can result in borrowers having debt levels in excess of the current market value of the collateral.

●	Home equity – Home equity loans consist of home equity lines of credit and other lines of credit secured by first or second liens on the borrower’s primary residence. These loans are secured by both senior and junior liens on the residential real estate and are particularly susceptible to declining collateral values. This risk is elevated for loans secured by junior lines as a substantial decline in value could render the junior lien position effectively unsecured.

●	Construction - Construction loans consist of loans to construct a borrower’s primary or secondary residence or vacant land upon which the owner intends to construct a dwelling at a future date. These loans are typically secured by undeveloped or partially developed land in anticipation of completing construction of a 1-4 family residential property. There is risk these construction and development projects can experience delays and cost overruns exceeding the borrower’s financial ability to complete the project. Such cost overruns can result in foreclosure of partially completed and unmarketable collateral.

●	Other - Consumer loans consist of loans to finance unsecured home improvements, student loans, automobiles and revolving lines of credit that can be secured or unsecured. The value of the underlying collateral within this class is at risk of potential rapid depreciation which could result in unpaid balances in excess of the collateral.

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

Accrued Interest Receivable

Accrued interest receivable related to loans totaled $7.5 million at September 30, 2022 and was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectable interest.

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

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	September 30, 2022
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,179	-	302	1,877
US treasuries	999	-	136	863
US government agencies	13,006	-	2,371	10,635
State and political subdivisions	22,996	-	4,350	18,646
Asset-backed securities	6,992	-	147	6,845
Mortgage-backed securities
FHLMC	21,378	-	3,853	17,525
FNMA	35,929	-	5,860	30,069
GNMA	5,774	-	713	5,061
Total mortgage-backed securities	63,081	-	10,426	52,655
Total investment securities available for sale	$109,253	-	17,732	91,521

	December 31, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,198	-	10	2,188
US treasuries	999	-	7	992
US government agencies	14,504	1	336	14,169
SBA securities	429	9	-	438
State and political subdivisions	24,887	549	260	25,176
Asset-backed securities	10,136	45	17	10,164
Mortgage-backed securities
FHLMC	23,057	102	494	22,665
FNMA	40,924	235	660	40,499
GNMA	4,084	3	97	3,990
Total mortgage-backed securities	68,065	340	1,251	67,154
Total investment securities available for sale	$121,218	944	1,881	120,281

Contractual maturities and yields on the Company’s investment securities at September 30, 2022 and December 31, 2021 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2022
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	-	-	1,877	1.99%	-	-	1,877	1.99%
US treasuries	-	-	-	-	863	1.27%	-	-	863	1.27%
US government agencies	-	-	3,225	0.85%	6,661	1.56%	749	1.48%	10,635	1.34%
State and political subdivisions	-	-	447	2.13%	4,721	1.69%	13,478	2.18%	18,646	2.05%
Asset-backed securities	-	-	-	-	658	3.22%	6,187	3.50%	6,845	3.47%
Mortgage-backed securities	-	-	3,118	1.20%	4,662	1.44%	44,875	1.65%	52,655	1.61%
Total investment securities	$-	-	6,790	1.09%	19,442	1.65%	65,289	1.93%	91,521	1.81%

	December 31, 2021
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	-	-	2,188	1.98%	-	-	2,188	1.98%
US treasuries	-	-	-	-	992	1.27%	-	-	992	1.27%
US government agencies	-	-	2,481	0.36%	8,756	1.31%	2,932	1.79%	14,169	1.24%
SBA securities	-	-	-	-	-	-	438	1.01%	438	1.01%
State and political subdivisions	-	-	471	2.13%	4,282	1.61%	20,423	2.21%	25,176	2.11%
Asset-backed securities	-	-	-	-	1,614	1.79%	8,550	0.97%	10,164	1.10%
Mortgage-backed securities	387	2.10%	4,411	1.29%	9,121	1.59%	53,235	1.38%	67,154	1.40%
Total investment securities	$387	2.10%	7,363	1.03%	26,953	1.53%	85,578	1.55%	120,281	1.52%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at September 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

		September 30, 2022
		Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	1	$1,877	$302	-	$-	$-	1	$1,877	$302
US treasuries	-	-	-	1	863	136	1	863	136
US government agencies	-	-	-	10	10,635	2,371	10	10,635	2,371
State and political subdivisions	19	12,013	2,604	13	6,633	1,746	32	18,646	4,350
Asset-backed	6	5,432	108	2	1,413	39	8	6,845	147
Mortgage-backed securities
FHLMC	7	5,586	740	12	11,939	3,113	19	17,525	3,853
FNMA	19	9,985	1,528	18	20,084	4,332	37	30,069	5,860
GNMA	4	3,566	461	3	1,495	252	7	5,061	713
Total investment securities	56	$38,459	$5,743	59	$53,062	$11,989	115	$91,521	$17,732

	December 31, 2021
		Less than 12 months			12 months or longer				Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	1	$2,188	$10	-	$-	$-	1	$2,188	$10
US treasuries	1	992	7	-	-	-	1	992	7
US government agencies	7	9,831	173	4	3,837	163	11	13,668	336
State and political subdivisions	9	7,821	193	6	2,909	67	15	10,730	260
Asset-backed	2	1,751	9	2	1,717	7	4	3,468	16
Mortgage-backed securities
FHLMC	10	13,705	303	4	4,644	192	14	18,349	495
FNMA	11	16,098	296	9	11,264	364	20	27,362	660
GNMA	2	655	4	3	3,215	93	5	3,870	97
Total investment securities	43	$53,041	$995	28	$27,586	$886	71	$80,627	$1,881

At September 30, 2022 the Company had 115 individual investments that were in an unrealized loss position. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	September 30, 2022	December 31, 2021
Federal Home Loan Bank stock	$4,036	1,241
Other nonmarketable investments	1,010	2,377
Investment in Trust Preferred subsidiaries	403	403
Total other investments	$5,449	4,021

The Company has evaluated other investments for impairment and determined that the other investments are not impaired as of September 30, 2022 and that ultimate recoverability of the par value of the investments is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At September 30, 2022, mortgage loans held for sale totaled $9.2 million compared to $13.6 million at December 31, 2021.

NOTE 4 – Loans and Allowance for Credit Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $6.7 million as of September 30, 2022 and $5.0 million as of December 31, 2021.

	September 30, 2022		December 31, 2021
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$572,972	18.9%	$488,965	19.6%
Non-owner occupied RE	799,569	26.4%	666,833	26.8%
Construction	85,850	2.8%	64,425	2.6%
Business	419,312	13.8%	333,049	13.4%
Total commercial loans	1,877,703	61.9%	1,553,272	62.4%
Consumer
Real estate	873,471	28.8%	694,401	27.9%
Home equity	171,904	5.7%	154,839	6.2%
Construction	77,798	2.6%	59,846	2.4%
Other	29,151	1.0%	27,519	1.1%
Total consumer loans	1,152,324	38.1%	936,605	37.6%
Total gross loans, net of deferred fees	3,030,027	100.0%	2,489,877	100.0%
Less—allowance for credit losses	(36,317)		(30,408)
Total loans, net	$2,993,710		$2,459,469

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

	September 30, 2022
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$11,625	117,787	394,256	49,304	572,972
Non-owner occupied RE	44,182	383,518	344,874	26,995	799,569
Construction	5,413	26,336	48,891	5,210	85,850
Business	75,690	181,097	158,292	4,233	419,312
Total commercial loans	136,910	708,738	946,313	85,742	1,877,703
Consumer
Real estate	$11,605	41,365	233,316	587,185	873,471
Home equity	1,377	20,822	144,336	5,369	171,904
Construction	241	589	20,129	56,839	77,798
Other	3,525	22,742	2,098	786	29,151
Total consumer loans	16,748	85,518	399,879	650,179	1,152,324
Total gross loans, net of deferred fees	$153,658	794,256	1,346,192	735,921	3,030,027

	December 31, 2021
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$16,858	120,480	316,261	35,366	488,965
Non-owner occupied RE	47,453	329,085	263,317	26,978	666,833
Construction	4,882	16,393	29,310	13,840	64,425
Business	66,833	152,732	109,008	4,476	333,049
Total commercial loans	136,026	618,690	717,896	80,660	1,553,272
Consumer
Real estate	14,632	45,219	162,655	471,895	694,401
Home equity	2,178	21,280	125,427	5,954	154,839
Construction	961	594	8,956	49,335	59,846
Other	8,071	15,711	3,341	396	27,519
Total consumer	25,842	82,804	300,379	527,580	936,605
Total gross loan, net of deferred fees	$161,868	701,494	1,018,275	608,240	2,489,877

The following table summarizes the loans due after one year by category.

	September 30, 2022		December 31, 2021
	Interest Rate			Interest Rate
(dollars in thousands)	Fixed	Floating or Adjustable	Fixed	Floating or Adjustable
Commercial
Owner occupied RE	$558,592	2,755	463,589	8,518
Non-owner occupied RE	683,796	71,591	533,565	85,815
Construction	71,957	8,480	57,139	2,404
Business	270,224	73,398	191,522	74,694
Total commercial loans	1,584,569	156,224	1,245,815	171,431
Consumer
Real estate	861,854	12	679,756	13
Home equity	13,684	156,843	12,850	139,811
Construction	77,557	-	58,884	-
Other	17,816	7,810	13,220	6,228
Total consumer loans	970,911	164,665	764,710	146,052
Total gross loans, net of deferred fees	$2,555,480	320,889	2,010,525	317,483

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

A description of the general characteristics of the risk grades is as follows:

●	Pass—These loans range from minimal to average credit risk however still have acceptable credit risk. Watch loans also fall into this category, representing loans with above average risk due to minor weaknesses and warrant closer scrutiny by management.

●	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

●	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

●	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following table presents loan balances classified by credit quality indicators by year of origination as of September 30, 2022.

							September 30, 2022
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$119,148	130,792	96,397	70,219	37,121	103,847	-	-	557,524
Watch	1,375	484	-	2,460	-	7,005	-	-	11,324
Special Mention	205	-	-	-	-	2,981	-	-	3,186
Substandard	-	-	646	-	292	-	-	-	938
Total Owner occupied RE	120,728	131,276	97,043	72,679	37,413	113,833	-	-	572,972

Non-owner occupied RE
Pass	208,206	171,640	115,680	58,927	75,772	109,884	604	-	740,713
Watch	1,399	9,494	-	12,220	6,538	12,089	-	-	41,740
Special Mention	-	203	-	6,145	173	1,286	-	-	7,807
Substandard	-	135	-	7,995	304	875	-	-	9,309
Total Non-owner occupied RE	209,605	181,472	115,680	85,287	82,787	124,134	604	-	799,569

Construction
Pass	26,521	54,253	3,394	1,682	-	-	-	-	85,850
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Construction	26,521	54,253	3,394	1,682	-	-	-	-	85,850

Business
Pass	91,796	59,303	30,860	23,015	36,217	30,292	121,475	590	393,548
Watch	6,844	2,399	1,375	1,370	157	3,070	5,433	477	21,125
Special Mention	903	-	390	240	-	162	115	182	1,992
Substandard	500	-	191	130	329	932	565	-	2,647
Total Business	100,043	61,702	32,816	24,755	36,703	34,456	127,588	1,249	419,312
Total Commercial loans	456,897	428,703	248,933	184,403	156,903	272,423	128,192	1,249	1,877,703

Consumer
Real estate
Pass	198,590	263,113	189,049	74,324	39,731	77,887	-	-	842,694
Watch	1,707	8,554	2,991	3,002	896	4,737	-	-	21,887
Special Mention	116	1,341	1,373	1,057	562	1,085	-	-	5,534
Substandard	-	652	228	548	403	1,525	-	-	3,356
Total Real estate	200,413	273,660	193,641	78,931	41,592	85,234	-	-	873,471

Home equity
Pass	-	-	-	-	-	-	160,975	-	160,975
Watch	-	-	-	-	-	-	6,187	-	6,187
Special Mention	-	-	-	-	-	-	2,283	-	2,283
Substandard	-	-	-	-	-	-	2,459	-	2,459
Total Home equity	-	-	-	-	-	-	171,904	-	171,904

Construction
Pass	29,666	37,281	9,947	-	-	-	-	-	76,894
Watch	-	-	588	-	-	-	-	-	588
Special Mention	-	-	-	316	-	-	-	-	316
Substandard	-	-	-	-	-	-	-	-	-
Total Construction	29,666	37,281	10,535	316	-	-	-	-	77,798

Other
Pass	3,690	2,123	1,815	1,643	410	3,298	15,297	-	28,276
Watch	-	368	17	20	25	181	90	-	701
Special Mention	4	-	-	30	53	4	34	-	125
Substandard	-	36	-	6	-	-	7	-	49
Total Other	3,694	2,527	1,832	1,699	488	3,483	15,428	-	29,151
Total Consumer loans	233,773	313,468	206,008	80,946	42,080	88,717	187,332	-	1,152,324
Total loans	$690,670	742,171	454,941	265,349	198,983	361,140	315,524	1,249	3,030,027

The following table presents loan balances classified by credit quality indicators and loan categories as of December 31, 2021.

					December 31, 2021
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Pass	$487,422	589,280	64,425	328,371	684,923	148,933	59,846	27,365	2,390,565
Special mention	327	48,310	-	1,530	4,294	2,986	-	129	57,576
Substandard	1,216	29,243	-	3,148	5,184	2,920	-	25	41,736
Total loans	$488,965	666,833	64,425	333,049	694,401	154,839	59,846	27,519	2,489,877

The following tables present loan balances by payment status.

	September 30, 2022
(dollars in thousands)	Accruing 30-59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$-	-	-	-	572,972	572,972
Non-owner occupied RE	57	-	-	253	799,259	799,569
Construction	-	-	-	-	85,850	85,850
Business	123	-	-	79	419,110	419,312
Consumer
Real estate	77	131	-	904	872,359	873,471
Home equity	129	-	-	1,379	170,396	171,904
Construction	-	-	-	-	77,798	77,798
Other	-	-	-	-	29,151	29,151
Total loans	$386	131	-	2,615	3,026,895	3,030,027

	December 31, 2021
(dollars in thousands)	Accruing 30-59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$-	-	-	-	488,965	488,965
Non-owner occupied RE	-	-	-	1,069	665,764	666,833
Construction	-	-	-	-	64,425	64,425
Business	-	-	-	-	333,049	333,049
Consumer
Real estate	136	-	-	1,750	692,515	694,401
Home equity	417	174	-	2,045	152,203	154,839
Construction	-	-	-	-	59,846	59,846
Other	5	-	-	-	27,514	27,519
Total loans	$558	174	-	4,864	2,484,281	2,489,877

As of September 30, 2022 and December 31, 2021, loans 30 days or more past due represented 0.07% and 0.09% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.01% and 0.00% of the Company’s total loan portfolio as of September 30, 2022 and December 31, 2021, respectively. Consumer loans 30 days or more past due were 0.06% of total loans as of September 30, 2022 and December 31, 2021.

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

The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans.

(dollars in thousands)	September 30, 2022	December 31, 2021
Nonaccrual loans	$529	-
Nonaccruing TDRs	2,086	2,952
Total nonaccrual loans, including nonaccruing TDRs	2,615	4,864
Other real estate owned	-	-
Total nonperforming assets	$2,615	4,864
Nonperforming assets as a percentage of:
Total assets	0.08%	0.17%
Gross loans	0.09%	0.20%
Total loans over 90 days past due	$49	554
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	4,683	3,299

The table below summarizes nonaccrual loans by major categories for the periods presented.

	CECL			Incurred loss
	September 30, 2022			December 31, 2021
	Nonaccrual	Nonaccrual
	loans	loans	Total	Total
	with no	with an	nonaccrual	nonaccrual
(dollars in thousands)	allowance	allowance	loans	loans
Commercial
Owner occupied RE	-	-	-	-
Non-owner occupied RE	$117	136	253	1,070
Construction	-	-	-	-
Business	79	-	79	-
Total commercial	196	136	332	1,070
Consumer
Real estate	-	904	904	1,750
Home equity	197	1,182	1,379	2,044
Construction	-	-	-	-
Other	-	-	-	-
Total consumer	197	2,086	2,283	3,794
Total	$393	2,222	2,615	4,864

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

The following table provides the average recorded investment in individually assessed loans and the amount of interest income recognized on individually assessed loans after impairment by portfolio segment and class.

	Three months ended September 30, 2022		Three months ended September 30, 2021
(dollars in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial
Owner occupied RE	$1,240	16	1,269	17
Non-owner occupied RE	361	-	5,125	227
Construction	-	-	-	-
Business	1,539	47	2,665	61
Total commercial	3,140	63	9,059	305
Consumer
Real estate	1,862	48	3,609	-
Home equity	1,190	15	1,859	30
Construction	-	-	-	-
Other	115	1	127	1
Total consumer	3,167	64	5,595	31
Total gross loans	$6,307	127	14,654	336

	Nine months ended September 30, 2022		Nine months ended September 30, 2021		Year ended December 31, 2021
(dollars in thousands)	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income	Average recorded investment	Recognized interest income
Commercial
Owner occupied RE	$1,248	48	1,419	49	1,387	65
Non-owner occupied RE	535	78	3,643	321	3,128	182
Construction	-	-	69	-	55	-
Business	1,573	76	2,497	115	2,218	62
Total commercial	3,356	202	7,628	485	6,788	309
Consumer
Real estate	2,378	86	3,911	102	3,641	98
Home equity	1,613	36	1,944	64	1,964	85
Construction	-	-	-	-	-	-
Other	118	3	130	3	129	4
Total consumer	4,109	125	5,985	169	5,734	187
Total gross loans	$7,465	327	13,613	654	12,522	496

Allowance for Credit Losses

The following table summarizes the activity related to the allowance for credit losses for the nine months ended September 30, 2022 under the CECL methodology.

				Three months ended September 30, 2022
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$4,829	10,010	1,060	6,717	7,992	2,442	851	291	34,192
Provision for credit losses	476	(1,595)	(82)	875	782	3	41	25	525
Loan charge-offs	-	-	-	-	-	-	-	-	-
Loan recoveries	-	1,540	-	51	-	8	-	1	1,600
Net loan recoveries (charge-offs)	-	1,540	-	51	-	8	-	1	1,600
Balance, end of period	$5,305	9,955	978	7,643	8,774	2,453	892	317	36,317
Net charge-offs to average loans (annualized)									(0.22%)
Allowance for credit losses to gross loans									1.20%
Allowance for credit losses to nonperforming loans									1388.87%

				Nine months ended September 30, 2022
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$4,700	10,518	625	4,887	7,083	1,697	578	320	30,408
Adjustment for CECL	(313)	333	154	1,057	(294)	438	130	(5)	1,500
Provision for credit losses	918	(2,436)	199	1,558	1,985	575	184	92	3,075
Loan charge-offs	-	-	-	(55)	-	(339)	-	(91)	(485)
Loan recoveries	-	1,540	-	196	-	82	-	1	1,819
Net loan recoveries (charge-offs)	-	1,540	-	141	-	(257)	-	(90)	1,334
Balance, end of period	$5,305	9,955	978	7,643	8,774	2,453	892	317	36,317
Net charge-offs (recoveries) to average loans (annualized)									(0.06%)
Allowance for credit losses to gross loans									1.20%
Allowance for credit losses to nonperforming loans									1388.87%

Prior to the adoption of ASC 326 on January 1, 2022, the Company calculated the allowance for loan losses under the incurred loss methodology. The following two tables are disclosures related to the allowance for loan losses in prior periods under this methodology.

	Three months ended September 30, 2021
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home equity	Construction	Other	Total
Balance, beginning of period	$7,099	13,223	951	6,722	10,028	2,562	753	574	41,912
Provision for loan losses	(1,159)	(1,558)	149	(1,246)	(1,469)	(598)	(28)	(91)	(6,000)
Loan charge-offs	-	(159)	-	(84)	-	-	-	-	(243)
Loan recoveries	-	129	-	58	18	193	-	8	406
Net loan recoveries (charge-offs)	-	(30)	-	(26)	18	193	-	8	163
Balance, end of period	$5,940	11,635	1,100	5,450	8,577	2,157	725	491	36,075
Net charge-offs (recoveries) to average loans (annualized)									(0.03%)
Allowance for loan losses to gross loans									1.51%
Allowance for loan losses to nonperforming loans									259.95%

					Nine months ended September 30, 2021
	Commercial						Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$8,145	12,049	1,154	7,845	10,453	3,249	747	507	44,149
Provision for loan losses	(2,299)	(509)	(54)	(2,256)	(1,894)	(1,149)	(22)	(17)	(8,200)
Loan charge-offs	-	(158)	-	(353)	-	(139)	-	(8)	(658)
Loan recoveries	94	253	-	214	18	196	-	9	784
Net loan recoveries (charge-offs)	94	95	-	(139)	18	57	-	1	126
Balance, end of period	$5,940	11,635	1,100	5,450	8,577	2,157	725	491	36,075
Net charge-offs to average loans (annualized)									0.01%

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

The following table presents an analysis of collateral-dependent loans of the Company as of September 30, 2022.

			September 30, 2022
	Real	Business
(dollars in thousands)	estate	assets	Other	Total
Commercial
Owner occupied RE	$-	-	-	-
Non-owner occupied RE	117	-	-	117
Construction	-	-	-	-
Business	80	-	-	80
Total commercial	197	-	-	197
Consumer
Real estate	-	-	-	-
Home equity	197	-	-	197
Construction	-	-	-	-
Other	-	-	-	-
Total consumer	197	-	-	197
Total	$394	-	-	394

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

Allowance for Credit Losses - Unfunded Loan Commitments

The allowance for credit losses for unfunded loan commitments was $2.8 million at September 30, 2022 and is separately classified on the balance sheet within other liabilities. Prior to the adoption of CECL, the Company’s reserve for unfunded commitments was not material. The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the nine months ended September 30, 2022.

	Three months ended	Nine months ended
(dollars in thousands)	September 30, 2022	September 30, 2022
Balance, beginning of period	$2,330	-
Adjustment for adoption of CECL	-	2,000
Provision for loan losses	425	755
Balance, end of period	$2,755	2,755
Unfunded Loan Commitments		840,912
Reserve for Unfunded Commitments to Unfunded Loan Commitments		0.33%

NOTE 5 – Troubled Debt Restructurings

At September 30, 2022, the Company had 15 loans totaling $6.8 million compared to 14 loans totaling $6.3 million at December 31, 2021, which were considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of the workout plan for individual loan relationships, the Company may restructure loan terms to assist borrowers facing financial challenges in the current economic environment.

There were three loans considered new TDRs during the three and nine months ended September 30, 2022. There was one consumer real estate loan with a pre-modification and post-modification balance of $885,000, and there were two commercial business loans with a pre-modification balance totaling $1.1 million and a post-modification balance totaling $1.1 million. For the three and nine months ended September 30, 2021, renewals and modifications were not material.

As of September 30, 2022 and 2021, there were no loans modified as a TDR for which there was a payment default (60 days past due) within 12 months of the restructuring date.

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

The following table summarizes the Company’s outstanding financial derivative instruments at September 30, 2022 and December 31, 2021.

			September 30, 2022
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$9,432	Other liabilities	$(7)
MBS forward sales commitments	5,500	Other assets	162
Total derivative financial instruments	$14,932		$155

			December 31, 2021
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$32,478	Other assets	$425
MBS forward sales commitments	21,000	Other liabilities	(41)
Total derivative financial instruments	$53,478		$384

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

			September 30, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
Corporate bonds	$-	1,877	-	1,877
US treasuries	-	863	-	863
US government agencies	-	10,635	-	10,635
State and political subdivisions	-	18,646	-	18,646
Asset-backed securities	-	6,845	-	6,845
Mortgage-backed securities	-	52,655	-	52,655
Mortgage loans held for sale	-	9,243	-	9,243
MBS forward sales commitments	-	162	-	162
Total assets measured at fair value on a recurring basis	$-	100,926	-	100,926

Liabilities
Mortgage loan interest rate lock commitments	$-	7	-	7
Total liabilities measured at fair value on a recurring basis	$-	7	-	7

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Corporate bonds	$-	2,188	-	2,188
US treasuries	-	992	-	992
US government agencies	-	14,169	-	14,169
SBA securities	-	438	-	438
State and political subdivisions	-	25,176	-	25,176
Asset-backed securities	-	10,164	-	10,164
Mortgage-backed securities	-	67,154	-	67,154
Mortgage loans held for sale	-	13,556	-	13,556
Mortgage loan interest rate lock commitments	-	425	-	425
Total assets measured at fair value on a recurring basis	$-	134,262	-	134,262

Liabilities
MBS forward sales commitments	$-	41	-	41
Total liabilities measured at fair value on a recurring basis	$-	41	-	41

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021.

			As of September 30, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually assessed loans	$-	314	4,275	4,589
Total assets measured at fair value on a nonrecurring basis	$-	314	4,275	4,589

			As of December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	5,262	2,065	7,327
Total assets measured at fair value on a nonrecurring basis	$-	5,262	2,065	7,327

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

The estimated fair values of the Company’s financial instruments at September 30, 2022 and December 31, 2021 are as follows:

			September 30, 2022
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$5,449	5,449	-	-	5,449
Loans[1]	2,986,412	2,825,209	-	-	2,825,209
Financial Liabilities:
Deposits	3,001,452	2,563,398	-	2,563,398	-
Subordinated debentures	36,187	38,639	-	38,639	-

			December 31, 2021
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$4,021	4,021	-	-	4,021
Loans[1]	2,451,306	2,422,621	-	-	2,422,621
Financial Liabilities:
Deposits	2,563,826	2,327,055	-	2,327,055	-
Subordinated debentures	36,106	33,936	-	33,936	-
[1]	Carrying amount is net of the allowance for credit losses or loan losses, as applicable, and previously presented individually assessed or impaired loans.

NOTE 8 – Leases

The Company enters into leases in the normal course of business. As of September 30, 2022, we leased six of our offices under various operating lease agreements. All of our leases are operating leases under applicable accounting standards and the lease agreements have maturity dates ranging from August 2028 to February 2032, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 7.19 years as of September 30, 2022.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term at implementation of the accounting standard and as of the lease commencement date for leases subsequently entered into. The weighted average discount rate for leases was 2.27% as of September 30, 2022.

The total operating lease costs were $582,000 and $711,000 for the three months ended September 30, 2022 and 2021, respectively, and $2.1 million for the nine months ended September 30, 2022 and 2021. The right-of-use (ROU) asset, included in property and equipment, and lease liability, included in other liabilities, was $23.6 million and $25.8 million as of September 30, 2022, respectively, compared to $26.6 million and $28.0 million as of December 31, 2021, respectively. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.

Maturities of lease liabilities as of September 30, 2022 were as follows:

Operating
(dollars in thousands)	Leases
2022	$485
2023	1,971
2024	2,024
2025	2,078
2026	2,130
Thereafter	24,193
Total undiscounted lease payments	32,881
Discount effect of cash flows	7,099
Total lease liability	$25,782

NOTE 9 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three- and nine- month periods ended September 30, 2022 and 2021. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at September 30, 2022. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At September 30, 2022 and 2021, there were 162,060 and 159,029 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except share data)	2022	2021	2022	2021
Numerator:
Net income available to common shareholders	$8,413	14,017	23,623	34,706
Denominator:
Weighted-average common shares outstanding – basic	7,972,146	7,873,868	7,954,025	7,832,330
Common stock equivalents	92,941	127,160	117,963	133,735
Weighted-average common shares outstanding – diluted	8,065,087	8,001,028	8,071,988	7,966,065
Earnings per common share:
Basic	$1.06	1.78	2.97	4.43
Diluted	$1.04	1.75	2.93	4.46

Item 2. MANAGEMENT’S DISCUSSION AND Analysis of Financial Condition and Results of Operations.

The following discussion reviews our results of operations for the three and nine month periods ended September 30, 2022 as compared to the three and nine month periods ended September 30, 2021 and assesses our financial condition as of September 30, 2022 as compared to December 31, 2021. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K for that period. Results for the three and nine month periods ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any future period.

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

Cautionary Warning Regarding forward-looking statements

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operations, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “seek to,” “strive,” “focus,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to:

●	Changes in the interest rate environment which could reduce anticipated or actual margins;

●	Restrictions or conditions imposed by our regulators on our operations;

●	Increases in competitive pressure in the banking and financial services industries;

●	Changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;

●	Changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions;

●	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;

●	Credit losses due to loan concentration;

●	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

●	Our ability to successfully execute our business strategy;

●	Our ability to attract and retain key personnel;

●	The success and costs of our expansion into the Charlotte, North Carolina, Greensboro, North Carolina and Atlanta, Georgia markets and into potential new markets;

●	Risks with respect to future mergers or acquisitions, including our ability to successfully expand and integrate the businesses and operations that we acquire and realize the anticipated benefits of the mergers or acquisitions;

●	Changes in political conditions or the legislative or regulatory environment, including new governmental initiatives affecting the financial services industry;

●	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;

●	Changes occurring in business conditions and inflation;

●	Increased cybersecurity risk, including potential business disruptions or financial losses;

●	Changes in technology;

●	The adequacy of the level of our allowance for credit losses and the amount of loan loss provisions required in future periods;

●	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses or write-down assets;

●	Changes in monetary and tax policies;

●	The rate of delinquencies and amounts of loans charged-off;

●	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

●	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;

●	Adverse changes in asset quality and resulting credit risk-related losses and expenses;

●	Changes in accounting standards, rules and interpretations and the related impact on our financial statements, including the effects from our adoption of the current expected credit losses (“CECL”) model on January 1, 2022;

●	Risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;

●	Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed;

●	The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs; and

●	Other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, in Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q, and in our other filings with the SEC.

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

At September 30, 2022, we had total assets of $3.44 billion, a 17.6% increase from total assets of $2.93 billion at December 31, 2021. The largest component of our total assets is loans which were $3.03 billion and $2.49 billion at September 30, 2022 and December 31, 2021, respectively. Our liabilities and shareholders’ equity at September 30, 2022 totaled $3.15 billion and $287.8 million, respectively, compared to liabilities of $2.65 billion and shareholders’ equity of $277.9 million at December 31, 2021. The principal component of our liabilities is deposits which were $3.00 billion and $2.56 billion at September 30, 2022 and December 31, 2021, respectively.

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

Our net income to common shareholders was $8.4 million and $14.0 million for the three months ended September 30, 2022 and 2021, respectively. Diluted earnings per share (“EPS”) was $1.04 for the third quarter of 2022 as compared to $1.75 for the same period in 2021. The decrease in net income was primarily driven by an increase in the provision for credit losses and a decrease in mortgage banking income, as well as an increase in noninterest expenses.

Our net income to common shareholders was $23.6 million and $34.7 million for the nine months ended September 30, 2022 and 2021. Diluted EPS was $2.93 for the nine months ended September 30, 2022 as compared to $4.36 for the same period in 2021. The decrease in net income was primarily driven by an increase in the provision for credit losses and a decrease in mortgage banking income, as well as an increase in noninterest expenses.

results of operations

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $25.5 million for the third quarter of 2022, a 14.8% increase over net interest income of $22.2 million for the third quarter of 2021, driven by an increase in interest income primarily as a result of loan growth during the past 12 months. In addition, our net interest margin, on a tax-equivalent basis (TE), was 3.19% for the third quarter of 2022 compared to 3.38% for the same period in 2021.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and nine month periods ended September 30, 2022 and 2021. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” tables demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended September 30,
	2022			2021
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$122,071	$676	2.20%	$145,899	$68	0.18%
Investment securities, taxable	91,462	449	1.95%	93,428	301	1.28%
Investment securities, nontaxable(2)	10,160	74	2.89%	10,974	70	2.54%
Loans(3)	2,941,350	29,752	4.01%	2,351,467	23,063	3.89%
Total interest-earning assets	3,165,043	30,951	3.88%	2,601,768	23,502	3.58%
Noninterest-earning assets	159,233			132,929
Total assets	$3,324,726			$2,734,697
Interest-bearing liabilities
NOW accounts	$361,500	178	0.20%	$316,775	48	0.06%
Savings & money market	1,417,181	3,663	1.03%	1,209,991	651	0.21%
Time deposits	361,325	1,180	1.30%	161,300	235	0.58%
Total interest-bearing deposits	2,140,006	5,021	0.93%	1,688,066	934	0.22%
FHLB advances and other borrowings	1,357	10	2.92%	-	-	0.00%
Subordinated debentures	36,169	449	4.93%	36,062	380	4.18%
Total interest-bearing liabilities	2,177,532	5,480	1.00%	1,724,128	1,314	0.30%
Noninterest-bearing liabilities	858,202			753,901
Shareholders’ equity	288,542			256,668
Total liabilities and shareholders’ equity	$3,324,276			$2,734,697
Net interest spread			2.88%			3.28%
Net interest income (tax equivalent) / margin		$25,471	3.19%		$22,188	3.38%
Less: tax-equivalent adjustment(2)		17			(16)
Net interest income		$25,454			$22,172

(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin (TE) decreased 19 basis points to 3.19% during the third quarter of 2022, compared to the third quarter of 2021, primarily due to higher costs on our interest-bearing liabilities, partially offset by an increase in yield on our interest-earning assets. Our average interest-bearing liabilities grew by $453.4 million during the third quarter of 2022, while the rate on these liabilities increased 70 basis points to 1.00%. In contrast, our average interest-earning assets grew by $563.3 million during the third quarter of 2022, however, the average yield on these assets increased by 30 basis points to 3.88% during the same period.

The increase in average interest-earning assets for the third quarter of 2022 related primarily to an increase of $589.9 million in our average loan balances. The 30-basis point increase in yield on our interest-earning assets was driven by a 12 basis point increase in loan yield as our loan portfolio has repriced at rates higher than historical for the majority of the past 12 months. Following the Federal Reserve’s recent interest rate hikes, our loan yield has begun to increase, resulting in a 19-basis point gain from 3.82% in the second quarter of 2022.

The increase in our average interest-bearing liabilities during the third quarter of 2022 resulted primarily from a $451.9 million increase in our interest-bearing deposits, while the 70-basis point increase in rate on our interest-bearing liabilities resulted primarily from a 71-basis point increase in deposit rates.

Our net interest spread was 2.88% for the third quarter of 2022 compared to 3.28% for the same period in 2021. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 70-basis point increase in the rate on our interest-bearing liabilities was partially offset by a 30 basis point increase in yield on our interest-bearing assets, resulting in a 40 basis point decrease in our net interest spread for the 2022 period. We anticipate continued pressure on our net interest spread and net interest margin in future periods as a significant portion of our loan portfolio is at fixed rates which do not move with the Federal Reserve’s interest rate increases, while our deposit accounts reprice much more quickly.

Average Balances, Income and Expenses, Yields and Rates

	For the Nine Months Ended September 30,
	2022			2021
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$97,479	$915	1.25%	$118,417	$167	0.19%
Investment securities, taxable	100,947	1,278	1.69%	87,981	759	1.15%
Investment securities, nontaxable(2)	10,811	195	2.41%	11,197	217	2.59%
Loans(3)	2,771,546	80,294	3.87%	2,267,611	67,938	4.01%
Total interest-earning assets	2,980,783	82,682	3.71%	2,485,206	69,081	3.72%
Noninterest-earning assets	155,511			117,679
Total assets	$3,136,294			$2,602,885
Interest-bearing liabilities
NOW accounts	$385,543	437	0.15%	$298,785	141	0.06%
Savings & money market	1,309,502	5,481	0.56%	1,142,409	1,817	0.21%
Time deposits	266,791	1,855	0.93%	183,239	1,051	0.77%
Total interest-bearing deposits	1,961,836	7,773	0.53%	1,624,433	3,009	0.25%
FHLB advances and other borrowings	23,665	129	0.73%	941	4	0.57%
Subordinated debentures	36,143	1,233	4.56%	36,035	1,143	4.24%
Total interest-bearing liabilities	2,021,644	9,135	0.60%	1,661,409	4,156	0.33%
Noninterest-bearing liabilities	831,684			697,533
Shareholders’ equity	282,966			243,943
Total liabilities and shareholders’ equity	$3,136,294			$2,602,885
Net interest spread			3.11%			3.39%
Net interest income (tax equivalent) / margin		$73,547	3.30%		$64,925	3.49%
Less: tax-equivalent adjustment(2)		(45)			(50)
Net interest income		$73,502			$64,875

(1)	Annualized for the nine month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

During the first nine months of 2022, our net interest margin (TE) decreased by 19 basis points to 3.30%, compared to 3.49% for the first nine months of 2021, driven by the increase in yield on our interest-bearing liabilities. Our average interest-bearing liabilities grew by $360.2 million, while the rate on these liabilities increased 27 basis points to 0.60%. In addition, our average interest-earning assets grew by $495.6 million from the prior year, with the average yield decreasing by one basis point to 3.71%.

The increase in average interest-earning assets for the first nine months of 2022 related primarily to a $503.9 million increase in our average loan balances. The decrease in yield on our interest-earning assets was driven by a 14-basis point decrease in our loan yield as new and renewed loans were repriced at lower rates related to the interest rate reductions by the Federal Reserve which occurred during 2020. Recently, the yield on our loan portfolio has begun to increase as the Federal Reserve has raised interest rates by 300 basis points during the first nine months of 2022.

The increase in average interest-bearing liabilities for the first nine months of 2022 was driven by an increase in interest-bearing deposits of $337.4 million and a $22.7 million increase in FHLB advances and other borrowings, while the increase in cost was driven by a 28-basis point increase on our interest-bearing deposits.

Our net interest spread was 3.11% for the first nine months of 2022 compared to 3.39% for the same period in 2021. The 28-basis point decrease in our net interest spread was driven by the 27-basis point increase in yield on our interest-bearing liabilities.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	September 30, 2022 vs. 2021				September 30, 2021 vs. 2020
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$5,674	815	200	6,689	$2,898	(2,556)	(321)	21
Investment securities	(9)	164	(4)	151	73	(23)	(5)	45
Federal funds sold and interest-bearing deposits with banks	(11)	740	(121)	608	(6)	13	(2)	5
Total interest income	5,654	1,719	75	7,448	2,965	(2,566)	(328)	71
Interest expense
Deposits	217	3,142	728	4,087	276	(1,556)	(179)	(1,459)
FHLB advances and other borrowings	-	-	10	10	-	-	-	-
Subordinated debentures	1	68	-	69	1	(6)	-	(5)
Total interest expense	218	3,210	738	4,166	277	(1,562)	(179)	(1,464)
Net interest income	$5,436	(1,491)	(663)	3,282	$2,688	(1,004)	(149)	1,535

Net interest income, the largest component of our income, was $25.5 million for the third quarter of 2022 and $22.2 million for the third quarter of 2021, a $3.3 million, or 14.8%, increase year over year. The increase during 2022 was driven by a $7.4 million increase in interest income primarily due to higher volume of loans. In addition, interest expense increased by $4.2 million primarily due to an increase in rates on our interest-bearing deposits.

	Nine Months Ended
	September 30, 2022 vs. 2021				September 30, 2021 vs. 2020
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$16,300	(3,180)	(764)	12,356	$4,994	(6,565)	(454)	(2,025)
Investment securities	146	307	49	502	281	(354)	(91)	(164)
Federal funds sold and interest-bearing deposits with banks	(11)	813	(54)	748	3	(53)	(1)	(51)
Total interest income	16,435	(2,060)	(769)	13,606	5,278	(6,972)	(546)	(2,240)
Interest expense
Deposits	719	3,265	780	4,764	966	(8,425)	(727)	(8,186)
FHLB advances and other borrowings	63	3	59	125	(324)	(220)	212	(332)
Subordinated debentures	4	86	-	90	3	(93)	-	(90)
Total interest expense	786	3,354	839	4,979	645	(8,738)	(515)	(8,608)
Net interest income	$15,649	(5,414)	(1,608)	8,627	$4,633	1,766	(31)	6,368

Net interest income for the first nine months of 2022 was $73.5 million compared to $64.9 million for 2021, an $8.6 million, or 13.3%, increase. The increase in net interest income during 2022 was driven by a $13.6 million increase in interest income, related primarily to loan growth.

Provision for Credit Losses

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for credit losses and reserve for unfunded commitments at levels consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. On January 1, 2022, we adopted the Current Expected Credit Loss (CECL) methodology for estimating credit losses, which resulted in an increase of $1.5 million in our allowance for credit losses and an increase of $2.0 million in our reserve for unfunded commitments. The tax-effected impact of these two items amounted to $2.8 million and was recorded as an adjustment to our retained earnings as of January 1, 2022. We review the adequacy of the allowance for credit losses on a quarterly basis. Please see the discussion included in Note 1 – Summary of Significant Accounting Policies and Note 4 – Loans and Allowance for Credit Losses for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

We recorded a $950,000 provision for credit losses in the third quarter of 2022, compared to a $6.0 million reversal of provision expense in the third quarter of 2021. We recorded a provision expense of $3.8 million and a provision reversal of $8.2 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. The $950,000 provision in 2022, which included a $425,000 provision for unfunded commitments, was driven by $184.8 million in loan growth during the third quarter, combined with a $102.3 million increase in unfunded commitments. The $3.8 million provision expense for the first nine months of 2022 included a $755,000 provision for unfunded commitments. The prior year reversals of provision expense related to a reduction in qualitative adjustment factors driven by the overall improvement in economic conditions as well as improvement in the credit quality of our portfolio following the pandemic.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Mortgage banking income	$1,230	2,829	3,907	9,445
Service fees on deposit accounts	194	199	594	557
ATM and debit card income	559	542	1,651	1,532
Income from bank owned life insurance	315	321	945	919
Net lender and referral fees on PPP loans	-	-	-	268
Loss on disposal of fixed assets	-	-	(394)	-
Other income	382	348	1,170	1,043
Total noninterest income	$2,680	4,239	7,873	13,764

Noninterest income decreased $1.6 million, or 36.8%, for the third quarter of 2022 as compared to the same period in 2021. The decrease in total noninterest income resulted primarily from the following:

●	Mortgage banking income decreased by $1.6 million, or 56.5%, driven by low inventory in the housing market, lower refinance volumes, and a decrease in margin on loan sales. We do not expect mortgage origination volume to continue at levels seen in the prior year which will reduce the amount of mortgage banking income recorded in future periods in comparison to prior periods.

Noninterest income decreased $5.9 million, or 42.8%, during the first nine months of 2022 as compared to 2021. The decrease in total noninterest income resulted primarily from decreases in mortgage banking income and the disposal of fixed assets from our prior headquarters building.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Compensation and benefits	$9,843	9,064	29,214	26,897
Occupancy	2,442	1,685	6,439	4,875
Real estate owned (income) expenses	-	(3)	-	385
Outside service and data processing costs	1,529	1,368	4,591	4,072
Insurance	507	244	1,134	807
Professional fees	555	694	1,848	1,905
Marketing	338	247	934	645
Other	832	740	2,360	2,109
Total noninterest expense	$16,046	14,039	46,520	41,695

Noninterest expense was $16.0 million for the third quarter of 2022, a $2.0 million, or 14.3%, increase from noninterest expense of $14.0 million for the third quarter of 2021. The increase in noninterest expense was driven primarily by the following:

●	Compensation and benefits expense increased $779,000, or 8.6%, relating primarily to annual salary increases and compensation and benefits expense related to the hiring of new team members.
●	Occupancy costs increased $757,000, or 44.9%, driven by costs associated with the relocation of our headquarters, as well as increased rent expense and depreciation on our new office in Charlotte, North Carolina, and the expansion of our Summerville office.
●	Insurance costs increased $263,000, or 107.8%, during the third quarter of 2022 driven by higher FDIC insurance premiums.
●	Outside service and data processing costs increased $161,000, or 11.8%, during the third quarter of 2022 related to increased item processing, electronic banking costs, and ATM card related expenses which are primarily driven by transaction volume.
●	Marketing expenses increased $91,000, or 36.8%, due to an increase in community outreach and sponsorships.

Offsetting these increases was a decrease in professional fees of $139,000, or 20.0%, primarily from a decrease in loan appraisal fees and other consulting fees.

Noninterest expense was $46.5 million for the first nine months of 2022, a $4.8 million, or 11.6%, increase from noninterest expense of $41.7 million for the first nine months of 2021. The increase in noninterest expense was driven primarily by increases in compensation and benefits, occupancy, outside services and data processing costs and marketing expenses as discussed above. Partially offsetting these increases was a decrease in real estate owned expenses during the 2022 period.

Our efficiency ratio was 57.0% for the third quarter of 2022, compared to 53.2% for the third quarter of 2021 and 57.2% for the first nine months of 2022 compared to 53.0% for the first nine months of 2021. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The higher ratio during the third quarter of 2022, compared to the third quarter of 2021, relates primarily to the decrease in mortgage banking income, combined with higher noninterest expenses.

We incurred income tax expense of $2.7 million and $4.4 million for the three months ended September 30, 2022 and 2021, respectively, and $7.4 million and $10.4 million for the nine months ended September 30, 2022 and 2021, respectively. Our effective tax rate was 23.9% and 23.1% for the nine months ended September 30, 2022 and 2021, respectively. The higher tax rate during the first nine months of 2022 relates to the lesser impact of equity compensation transactions during the period.

Balance Sheet Review

Investment Securities

At September 30, 2022, the $97.0 million in our investment securities portfolio represented approximately 2.8% of our total assets. Our available for sale investment portfolio included corporate bonds, US treasuries, US government agency securities, state and political subdivisions, asset-backed securities and mortgage-backed securities with a fair value of $91.5 million and an amortized cost of $109.3 million, resulting in an unrealized loss of $17.7 million. At December 31, 2021, the $124.3 million in our investment securities portfolio represented approximately 4.2% of our total assets, including investment securities with a fair value of $120.3 million and an amortized cost of $121.2 million for an unrealized loss of $937,000.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans, excluding mortgage loans held for sale, for the nine months ended September 30, 2022 and 2021 were $2.76 billion and $2.23 billion, respectively. Before the allowance for credit losses, total loans outstanding at September 30, 2022 and December 31, 2021 were $3.03 billion and $2.49 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of September 30, 2022, our loan portfolio included $2.58 billion, or 85.2%, of real estate loans, compared to $2.13 billion, or 85.5%, at December 31, 2021. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. Home equity lines of credit totaled $171.9 million as of September 30, 2022, of which approximately 50% were in a first lien position, while the remaining balance was second liens. At December 31, 2021, our home equity lines of credit totaled $154.8 million, of which approximately 49% were in first lien positions, while the remaining balance was in second liens. The average home equity loan had a balance of approximately $83,000 and a loan to value of 72% as of September 30, 2022, compared to an average loan balance of $81,000 and a loan to value of approximately 62% as of December 31, 2021. Further, 0.72% and 1.0% of our total home equity lines of credit were over 30 days past due as of September 30, 2022 and December 31, 2021, respectively.

Following is a summary of our loan composition at September 30, 2022 and December 31, 2021. During the first nine months of 2022, our loan portfolio increased by $540.2 million, or 21.7%, with a 20.9% increase in commercial loans while consumer loans increased by 23.0% during the period. The majority of the increase was in loans secured by real estate. Our consumer real estate portfolio grew by $179.1 million and includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $471,000, a term of 22 years, and an average rate of 3.53% as of September 30, 2022, compared to a principal balance of $454,000, a term of 21 years, and an average rate of 3.47% as of December 31, 2021.

	September 30, 2022		December 31, 2021
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$572,972	18.9%	$488,965	19.6%
Non-owner occupied RE	799,569	26.4%	666,833	26.8%
Construction	85,850	2.8%	64,425	2.6%
Business	419,312	13.8%	333,049	13.4%
Total commercial loans	1,877,703	61.9%	1,553,272	62.4%
Consumer
Real estate	873,471	28.8%	694,401	27.9%
Home equity	171,904	5.7%	154,839	6.2%
Construction	77,798	2.6%	59,846	2.4%
Other	29,151	1.0%	27,519	1.1%
Total consumer loans	1,152,324	38.1%	936,605	37.6%
Total gross loans, net of deferred fees	3,030,027	100.0%	2,489,877	100.0%
Less—allowance for credit losses	(36,317)		(30,408)
Total loans, net	$2,993,710		$2,459,469

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of September 30, 2022 and December 31, 2021, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

(dollars in thousands)	September 30, 2022	December 31, 2021
Commercial	$332	270
Consumer	197	1,642
Nonaccruing troubled debt restructurings	2,086	2,952
Total nonaccrual loans	2,615	4,864
Other real estate owned	-	-
Total nonperforming assets	$2,615	4,864

At September 30, 2022, nonperforming assets were $2.6 million, or 0.08% of total assets and 0.09% of gross loans. Comparatively, nonperforming assets were $4.9 million, or 0.17% of total assets and 0.20% of gross loans at December 31, 2021. Nonaccrual loans decreased $2.2 million during the first nine months of 2022 due primarily to $1.5 million of loans paid or charged off and $1.4 million of loans returned to accruing status.

The amount of foregone interest income on nonaccrual loans in the first nine months of 2022 and 2021 was not material. At September 30, 2022 and 2021, the allowance for credit losses represented 1,388.87% and 259.95% of the total amount of nonperforming loans, respectively. A significant portion, or approximately 97%, of nonperforming loans at September 30, 2022, was secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.

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

In addition, at September 30, 2022, 85.2% of our loans were collateralized by real estate and 97.0% of our impaired loans were secured by real estate. We utilize third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Impaired loans are individually reviewed on a quarterly basis to determine the level of impairment. As of September 30, 2022, we did not have any impaired real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At September 30, 2022, impaired loans totaled $7.2 million, for which $5.5 million of these loans had a reserve of approximately $1.3 million allocated in the allowance. During the first nine months of 2022, the average recorded investment in impaired loans was approximately $7.5 million. Comparatively, impaired loans totaled $8.2 million at December 31, 2021 for which $2.9 million of these loans had a reserve of approximately $836,000 allocated in the allowance. During 2021, the average recorded investment in impaired loans was approximately $12.5 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of September 30, 2022, we determined that we had loans totaling $6.8 million that we considered TDRs compared to $6.3 million as of December 31, 2021.

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

The allowance for credit losses was $36.3 million, representing 1.20% of outstanding loans and providing coverage of 1,388.87%, of nonperforming loans at September 30, 2022 compared to $30.4 million, or 1.22% of outstanding loans and 625.22% of nonperforming loans at December 31, 2021. At September 30, 2021, the allowance for loan losses was $36.1 million, or 1.51% of outstanding loans and 259.95% of nonperforming loans. The adoption of CECL on January 1, 2022 increased the allowance for credit losses by $1.5 million. In addition, we recorded a provision for credit losses of $525,000 during the third quarter of 2022 driven by the growth in our loan portfolio.

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

Our retail deposits represented $2.83 billion, or 94.2% of total deposits, while our wholesale deposits represented $175.1 million, or 5.8%, of total deposits at September 30, 2022. At December 31, 2021, retail deposits represented $2.56 billion, or 100%, of our total deposits. Our loan-to-deposit ratio was 101% at September 30, 2022 and 97% at December 31, 2021.

The following is a detail of our deposit accounts:

	September 30,	December 31,
(dollars in thousands)	2022	2021
Non-interest bearing	$791,050	768,650
Interest bearing:
NOW accounts	357,863	401,788
Money market accounts	1,452,958	1,201,099
Savings	42,335	39,696
Time, less than $250,000	79,386	68,179
Time and out-of-market deposits, $250,000 and over	277,860	84,414
Total deposits	$3,001,452	2,563,826

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $2.72 billion and $2.48 billion at September 30, 2022, and December 31, 2021, respectively.

The following table shows the average balance amounts and the average rates paid on deposits.

	Nine months ended September 30,
	2022		2021
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$781,303	0.00%	$648,930	0.00%
Interest-bearing demand deposits	385,543	0.15%	298,785	0.06%
Money market accounts	1,268,039	0.58%	1,110,579	0.22%
Savings accounts	41,463	0.05%	31,830	0.05%
Time deposits less than $100,000	24,519	0.45%	39,136	0.48%
Time deposits greater than $100,000	242,272	0.40%	144,103	0.87%
Total deposits	$2,743,139	0.33%	$2,273,363	0.18%

During the first nine months of 2022, our average transaction account balances increased by $386.2 million, or 18.5%, from the prior year, while our average time deposit balances increased by $84,000, or 45.6%.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits $250,000 or more at September 30, 2022 was as follows:

(dollars in thousands)	September 30, 2022
Three months or less	$130,449
Over three through six months	104,180
Over six through twelve months	29,773
Over twelve months	13,458
Total	$277,860

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at September 30, 2022 and December 31, 2021 were $283.4 million and $84.4 million, respectively.

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

At September 30, 2022 and December 31, 2021 our cash and cash equivalents totaled $160.6 million and $167.2 million, respectively, or 4.7% and 5.7% of total assets, respectively. Our investment securities at September 30 2022 and December 31, 2021 amounted to $97.0 million and $124.3 million, respectively, or 2.8% and 4.2% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain five federal funds purchased lines of credit with correspondent banks totaling $118.5 million for which there were no borrowings against the lines of credit at September 30, 2022.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at September 30, 2022 was $618.9 million, based primarily on the Bank’s qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at September 30, 2022 and December 31, 2021 we had $307.5 million and $254.5 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $15.0 million, which was unused at September 30, 2022. The line of credit was renewed on December 21, 2021 at an interest rate of One Month CME Term SOFR plus 3.5% and a maturity date of December 20, 2023.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $287.8 million at September 30, 2022 and $277.9 million at December 31, 2021. The $9.9 million increase from December 31, 2021 is primarily related to net income of $23.6 million during the first nine months of 2022 and stock option exercises and equity compensation expenses of $2.3 million, partially offset by a $13.3 million decrease in other comprehensive loss and the tax-effected impact of $2.8 million of expense related to the adoption of CECL recorded as an adjustment to retained earnings.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the nine months ended September 30, 2022 and the year ended December 31, 2021. Since our inception, we have not paid cash dividends.

	September 30, 2022	December 31, 2021
Return on average assets	1.01%	1.75%
Return on average equity	11.16%	18.64%
Return on average common equity	11.16%	18.64%
Average equity to average assets ratio	9.02%	9.39%
Tangible common equity to assets ratio	8.37%	9.50%

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

Regulatory capital rules, which we refer to Basel III, impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies other than “small bank holding companies,” generally holding companies with consolidated assets of less than $3 billion (such as the Company). Although we had over $3 billion in assets at September 30, 2022, under Federal Reserve guidance, the Company will maintain its status as a “small bank holding company” until March 2023. In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of our minimum risk-based capital requirements. This buffer must consist solely of common equity Tier 1, but the buffer applies to all three measurements (common equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer consists of an additional amount of CET1 equal to 2.5% of risk-weighted assets.

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of September 30, 2022, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

			September 30, 2022
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$358,442	13.09%	$287,578	10.50%	$273,884	10.00%
Tier 1 Capital (to risk weighted assets)	324,181	11.84%	232,802	8.50%	219,107	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	324,181	11.84%	191,719	7.00%	178,025	6.50%
Tier 1 Capital (to average assets)	324,181	9.72%	133,432	4.00%	166,790	5.00%

	December 31, 2021
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$331,052	14.36%	$242,048	10.50%	$230,522	10.00%
Tier 1 Capital (to risk weighted assets)	302,217	13.11%	195,944	8.50%	184,418	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	302,217	13.11%	161,365	7.00%	149,839	6.50%
Tier 1 Capital (to average assets)	302,217	10.55%	114,537	4.00%	143,172	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

		September 30, 2022
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$372,055	13.58%	$287,578	10.50%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	314,794	11.49%	232,802	8.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	301,794	11.02%	191,719	7.00%	N/A	N/A
Tier 1 Capital (to average assets)	314,794	9.44%	133,450	4.00%	N/A	N/A

		December 31, 2021
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$343,476	14.90%	$242,048	10.50%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	291,641	12.65%	195,944	8.50%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	278,641	12.09%	161,365	7.00%	N/A	N/A
Tier 1 Capital (to average assets)	291,641	10.18%	114,555	4.00%	N/A	N/A

(1)	Under the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is not subject to the minimum capital adequacy and capital conservation buffer capital requirements at the holding company level, unless otherwise advised by the Federal Reserve (such capital requirements are applicable only at the Bank level). Although the minimum regulatory capital requirements are not applicable to the Company, we calculate these ratios for our own planning and monitoring purposes.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2022, unfunded commitments to extend credit were $840.9 million, of which $315.1 million were at fixed rates and $525.8 million were at variable rates. At December 31, 2021, unfunded commitments to extend credit were $618.7 million, of which approximately $205.4 million were at fixed rates and $413.3 million were at variable rates. A significant portion of the unfunded commitments related to commercial business loans and consumer home equity lines of credit. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. Following the adoption of CECL on January 1, 2022, we recorded a reserve for unfunded commitments of $2.0 million, or 0.31% of total unfunded commitments. As of September 30, 2022, the reserve for unfunded commitments was $2.8 million or 0.33% of total unfunded commitments.

At September 30, 2022 and December 31, 2021, there were commitments under letters of credit for $12.6 million and $10.2 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of September 30, 2022, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	(9.97)%
Up 200 basis points	(6.47)%
Up 100 basis points	(3.17)%
Base	-
Down 100 basis points	7.17%
Down 200 basis points	11.16%
Down 300 basis points	7.15%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.
(b)	Not applicable.
(c)	Issuer Purchases of Registered Equity Securities

The following table reflects share repurchase activity during the third quarter of 2022:

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value) of
			Units)	Shares (or
	(a) Total		Purchased as	Units) that May
	Number of		Part of Publicly	Yet Be
	Shares (or	(b) Average	Announced	Purchased
	Units)	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share (or Unit)	Programs	or Programs
July 1, 2022 – July 31, 2022	-	-	-	399,026	*
August 1, 2022 – August 31, 2022	-	-	-	399,026	*
September 1, 2022 – September 30, 2022	-	-	-	399,026	*
Total	-	-	-	399,026	*

*On June 21, 2022, the Company announced a share repurchase plan allowing us to repurchase up to 399,026 shares of our common stock (the “Repurchase Plan”). As of September 30, 2022, we have not repurchased any of the shares authorized for repurchase under the Repurchase Plan. The Company is not obligated to purchase any such shares under the Repurchase Plan, and the Repurchase Plan may be discontinued, suspended or restarted at any time; however, repurchases under the Repurchase Plan after December 31, 2022 would require additional approval of our Board of Directors and the Federal Reserve.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______	________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: November 1, 2022	/s/ R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2022	/s/ Michael D. Dowling
Michael D. Dowling
Chief Financial Officer (Principal Financial and Accounting Officer)