Form 10-K
period 2022-12-31
SOUTHERN FIRST BANCSHARES INC
filed 2023-02-13
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year December 31, 2022.

Or

☐ Transition Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act of 1934

For the Transition Period from ___________ to ________________

Commission file number 000-27719

Southern First Bancshares, Inc.
(Exact name of registrant as specified in its charter)

South Carolina	58-2459561
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Verdae Boulevard, Greenville, SC	29607
(Address of principal executive offices)	(Zip Code)

864-679-9000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol	Name of each exchange on which registered
Common Stock	SFST	The NASDAQ Global Market

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐ Smaller reporting company ☐   Emerging growth company☐

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2022 (based on the average bid and ask price of the Common Stock as quoted on the NASDAQ Global Market on June 30, 2022), was $327,641,105.

8,048,025 shares of the registrant’s common stock were outstanding as of February 7, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Southern First Bancshares, Inc.

CAUTIONARY NOTE REGARDING
FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operation, plans, business strategy, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “seek to,” “strive,” “focus,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A. Risk Factors and the following:

●	Restrictions or conditions imposed by our regulators on our operations;

●	Increases in competitive pressure in the banking and financial services industries;

●	Changes in access to funding or increased regulatory requirements with regard to funding;

●	Changes in deposit flows;

●	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;

●	Credit losses due to loan concentration;

●	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

●	Our ability to successfully execute our business strategy;

●	Our ability to attract and retain key personnel;

●	The success and costs of our expansion into the Charlotte, North Carolina, Greensboro, North Carolina and Atlanta, Georgia markets and into potential new markets;

●	Risks with respect to future mergers or acquisitions, including our ability to successfully expand and integrate the businesses and operations that we acquire and realize the anticipated benefits of the mergers or acquisitions;

●	Changes in the interest rate environment which could reduce anticipated or actual margins;

●	Changes in political conditions or the legislative or regulatory environment, including new governmental initiatives affecting the financial services industry;

●	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;

●	Changes occurring in business conditions and inflation;

●	Increased cybersecurity risk, including potential business disruptions or financial losses;

●	Changes in technology;

●	The adequacy of the level of our allowance for credit losses and the amount of loan loss provisions required in future periods;

●	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses or write-down assets;

●	Changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;

●	The rate of delinquencies and amounts of loans charged-off;

●	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

●	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;

●	Adverse changes in asset quality and resulting credit risk-related losses and expenses;

●	Changes in accounting standards, rules and interpretations and the related impact on our financial statements, including the effects from our adoption of the current expected credit losses (“CECL”) model on January 1, 2022;

●	Risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;

●	Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed;

●	The continuing impact of COVID-19 and its variants on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;

●	The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, the Russian invasion of Ukraine, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs; and

●	Other risks and uncertainties detailed in this Annual Report on Form 10-K and, from time to time, in our other filings with the Securities and Exchange Commission (“SEC”).

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

PART I

Item 1. Business

General

Southern First Bancshares, Inc. (the “Company”) was incorporated in March 1999 under the laws of South Carolina and is a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”). Our primary business is to serve as the holding company for Southern First Bank (the “Bank”), a South Carolina state bank. The Bank is a commercial bank with eight retail offices located in the Greenville, Columbia, and Charleston markets of South Carolina, three retail offices in the Raleigh, Greensboro, and Charlotte markets of North Carolina and one retail office in Atlanta, Georgia.

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

Our ClientFIRST model focuses on achieving cost efficiencies by diligently managing the growth of our number of employees and banking offices. We believe that the identification of talented bankers will drive our growth strategy, as opposed to a more general desire to enter a specific geography or market. This strategy translates into a smaller number of brick and mortar offices relative to our size and compared to peer banks, but larger overall deposit balances in our offices as compared to peers. As a result, our offices average approximately $241.5 million in total deposits. We believe this style of banking allows us to deliver exceptional client service, while achieving lower efficiency ratios relative to certain of our local competitors, as evidenced by our 58.7% efficiency ratio for the year ended December 31, 2022.

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

Attractive South Carolina, North Carolina, and Georgia Markets. We have eight banking offices located in Greenville, Columbia and Charleston, South Carolina, which are the three largest markets in South Carolina; three banking offices located in Charlotte, Raleigh and Greensboro, North Carolina, which are the three largest markets in North Carolina; and one banking office located in Atlanta, Georgia, which is the largest market in Georgia. The following table illustrates our market share, by insured deposits as of the dates indicated, in these seven markets:

Market(1)	Total Offices	Our Market Deposits at June 30, 2022	Total Market Deposits(2)
		(Dollars in thousands)
Greenville	4	$1,460,626	$25,218,321
Charleston	3	521,475	22,656,971
Columbia	1	316,055	28,466,667
Atlanta	1	338,687	244,180,869
Raleigh	1	159,423	54,910,957
Greensboro	1	76,718	18,649,394
Charlotte	1	17,922	336,499,725

(1)	Represents the metropolitan statistical area (“MSA”) for each market.
(2)	The total market deposits data displayed are as of June 30, 2022 as reported by the FDIC.

Greenville. The city of Greenville is located in Greenville County, South Carolina approximately midway between Atlanta and Charlotte on the heavily traveled I-85 business corridor. The Greenville-Anderson MSA is the most populous market in South Carolina with an estimated 940,774 residents as reported in March 2022. The median household income for the Greenville-Anderson-Mauldin MSA was $62,265 for 2021. A large and diverse metropolitan area, the Greenville-Anderson MSA is one of the southeast region’s premier areas for business, serving as headquarters for Michelin and Current Lighting (formerly Hubbell Lighting) as well as hosting significant operations for BMW and Lockheed Martin.

Charleston. The city of Charleston is located in Charleston County, South Carolina. The Charleston-North Charleston MSA is the third most populous market in the state with an estimated population of 813,052 residents as reported in March 2022. Charleston is home to the deepest port in the Southeast and boasts top companies in the aerospace, biomedical and technology fields such as Boeing, the Medical University of South Carolina (MUSC) and Blackbaud. The median household income for the Charleston-North Charleston MSA was approximately $72,719 for 2021. One of our retail offices in the Charleston market is located in the city of Mount Pleasant, which is located just north of Charleston in Charleston County and ranks as the fourth largest city in South Carolina.

Columbia. The city of Columbia is located in Richland County, South Carolina and its surrounding suburban areas expand into adjoining Lexington County. Columbia is the state capital, the largest city in the state and the home of the University of South Carolina and Fort Jackson, the Army’s largest Initial Entry Training Center. The Columbia MSA is the second most populous market in the state with an estimated population of 836,324 residents as reported in March 2022. The median household income for the Columbia MSA was $58,213 for 2021.

Raleigh. The city of Raleigh is the second largest city in the state of North Carolina and is located in Wake County, North Carolina. The Raleigh-Cary MSA is one of the most populous markets in the state with an estimated population of 1.45 million residents as reported in March 2022. Raleigh is the state capital and is home to North Carolina State University and is part of the Research Triangle area, together with Durham, North Carolina (home of Duke University) and Chapel Hill, North Carolina (home of the University of North Carolina at Chapel Hill). The median household income for the Raleigh-Cary MSA was approximately $85,303 for 2021.

Greensboro. The city of Greensboro is the third largest city in North Carolina and is located in Guilford County, North Carolina. The Greensboro-High Point MSA is one of the most populous markets in the state of North Carolina with an estimated population of 778,848 thousand residents as reported in March 2022. Greensboro has traditionally been a fixture in the textiles, tobacco and furniture industries while also moving towards an increased presence of high-tech, aviation and transportation/logistics sectors. Greensboro, along with Winston-Salem and High Point, is commonly referred to as the Triad region of North Carolina and is home to companies such as Honda Aircraft, Lincoln Financial Group and Volvo Trucks of North America. The median household income for the Greensboro-High Point MSA was approximately $57,908 for 2021.

Charlotte. The city of Charlotte is the largest city in the state and is located in Mecklenburg County, North Carolina. The Charlotte-Concord-Gastonia MSA is the most populous market in the state of North Carolina with an estimated population of 2.7 million residents as reported in March 2022. Charlotte is the second largest banking city in the United States after New York and is home to the corporate headquarters of Bank of America, Truist Financial, and the east coast headquarters of Wells Fargo. Charlotte is also home to many Fortune 500 companies including Duke Energy, Honeywell and Lowe’s. The median household income for the Charlotte-Concord-Gastonia MSA was approximately $71,041 for 2021.

Atlanta. The Atlanta-Sandy Springs-Alpharetta MSA has the eighth largest population in the U.S. with 6.14 million residents as reported in March 2022. Atlanta is the state capital of, and largest city in, Georgia and is the world headquarters of corporations such as Coca-Cola, Home Depot, UPS, Delta Airlines and Turner Broadcasting. The median household income for the Atlanta-Sandy Springs-Alpharetta MSA is $77,589 for 2021.

We believe that the demographics and growth characteristics of these seven markets will provide us with significant opportunities to further develop existing client relationships and expand our client base.

Data related to the estimated population and median household income for each of the markets presented above is from the Federal Reserve Economic Data (“FRED”) online database.

Experienced Management Team, Dedicated Board of Directors and Talented Employees. Our senior management team is led by R. Arthur Seaver, Jr., Calvin C. Hurst, Michael D. Dowling, William M. Aiken, and Silvia T. King, and whose biographies are included below. These executives lead a team of 26 additional senior team members which we believe compares favorably to any community bank management team assembled in South Carolina.

R. Arthur “Art” Seaver, Jr. has served as the Chief Executive Officer of our Company and our Bank since 1999. He has over 35 years of banking experience. From 1986 until 1992, Mr. Seaver held various positions with The Citizens & Southern National Bank of South Carolina. From 1992 until February 1999, he was with Greenville National Bank, which was acquired by Regions Bank in 1998. He was the Senior Vice President in lending and was also responsible for managing Greenville National Bank’s deposit strategies prior to leaving to form the Bank. Mr. Seaver is a 1986 graduate of Clemson University with a bachelor’s degree in Financial Management and a 1999 graduate of the BAI Graduate School of Community Bank Management.

Calvin C. Hurst has served as Chief Banking Officer of our Company and our Bank since March 2019 and as President since August 2022. Mr. Hurst has over 15 years of banking experience. From 2006 to 2008, Mr. Hurst served as a commercial underwriter for RBC Bank, and from 2008 to 2015 he served as commercial relationship manager for PNC Bank. Before joining Southern First, Mr. Hurst served as regional vice president for TD Bank. Mr. Hurst is a 2005 graduate of Furman University, with a Bachelor’s degree in Business Administration and Economics.

Michael D. Dowling has served as an Executive Vice President and the Chief Financial Officer of our Company and our Bank since 2011 and as Chief Operating Officer since July 2019. He has over 25 years of experience in the banking industry. Mr. Dowling was previously employed with KPMG LLP from 1994 until 2011, including most recently as an Audit Partner (2005-2011) and a member of KPMG’s Financial Services practice. Mr. Dowling has extensive experience working with public companies and financial institutions. He is a 1993 graduate of Clemson University, with a degree in Accounting and is a CPA in South Carolina and North Carolina. On January 25, 2023, the Company announced Mr. Dowling was resigning effective February 15, 2023, to lead a large sophisticated medical group, which is a long-standing client of the Bank.

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

Silvia T. King has served as Chief Human Resources Officer of our Company and our Bank since March 2018. Ms. King has over 20 years of Human Resources leadership experience. From 2003 to 2009, Ms. King served in various human resource and senior management roles with Monsanto Company and Select Comfort Corporation. From 2009 to 2016, Ms. King served as senior human resources consultant for FGP International, a professional staffing firm in Greenville, South Carolina, and most recently as a human resources instructor with e-Cornell University. Ms. King holds degrees in Psychology and International Marketing from Clemson University and a Master of Human Resources degree from the University of South Carolina.

In addition to Messrs. Seaver, Hurst, Dowling, Aiken and Ms. King, our executive management team consists of 15 individuals who bring an average of 28 years of experience in the banking industry.

The management team is complemented by our dedicated board of directors with extensive local market knowledge and a wide range of experience including accounting, business, banking, manufacturing, insurance, management and finance. We believe that our management’s and board’s incentives are closely aligned with our shareholders through the ownership of a substantial amount of our stock. As of December 31, 2022, our executive officers and board of directors owned an aggregate of 612,503 shares of our common stock, including options to purchase shares of our common stock, which represented approximately 7.59% of the fully-diluted amount of our common stock outstanding. We believe that our officers’ and directors’ experience and local market knowledge are valuable assets and will enable them to guide us successfully in the future.

In addition, we believe that we have assembled a group of highly talented employees by being an employer of choice in the markets we serve. We employed a total of 293 FTE employees as of December 31, 2022. Our employees are skilled in the areas of banking, information technology, management, sales, advertising and marketing, among others. We strive to provide an “umbrella for great talent,” characterized by a culture of transparency and collaboration which permeates all levels of the organization. To drive our culture of transparency and collaboration, our employees engage in a series of weekly meetings to understand the goals and plan for each week. These meetings are intended to remind our employees of our vision, strategy and ClientFIRST service, and provide our employees with information regarding monthly and quarterly goals and client or prospect needs. In addition, each week is started with a meeting of all Senior and Executive Vice Presidents so that all team members are informed on the latest developments of our Company. Our employees and their ClientFIRST approach to service have been instrumental to our success.

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

Provide a Distinctive Client Experience. Our markets have been subject to consolidation of local community banks primarily by larger, out-of-state financial institutions. We believe there is a large client base in our markets that prefers doing business with a local institution and may be dissatisfied with the service offered by national and larger regional banks. We believe that the exceptional level of professional service provided to our clients as a result of our ClientFIRST model provides us with a distinct competitive advantage over our local competitors. We also believe that technology innovation will continue to play a critical role in retaining clients and winning new business. We believe that our current mobile banking, on-line banking and cash management offerings are industry-leading solutions amongst community banks. During 2022, 71% of deposits were acquired through our office network, 23% came through the commercial remote deposit capture channel and the remaining 6% came through consumer mobile deposits. We believe that the volume in remote deposit capture and mobile deposit channels will continue to increase over time as more clients become acquainted with the convenience these services provide. By delivering superior professional service through our ClientFIRST model, coupled with our deep understanding of our markets and our commitment to providing the latest technology solutions to meet our clients’ banking needs, we believe that we can attract new clients and expand our total loans and deposits.

Maintain a Rigorous Risk Management Infrastructure. As we grow, one of our top priorities is to continue to build a robust enterprise risk management infrastructure. We believe effective risk management requires a culture of risk management and governance throughout the Company. The legislative and regulatory landscape continues to quickly evolve, so we are continually performing risk assessments throughout the organization and re-allocating resources where appropriate. We will continue to add new resources and technology investments to help enhance all of our risk management processes throughout the Bank. Our risk management success is exemplified by our historic credit risk management and disciplined underwriting practices, which have enabled us to successfully grow our balance sheet while maintaining strong credit quality metrics. We do not reduce our credit standards or pricing discipline to generate new loans. In addition, we are heavily focused on compliance risk and cybersecurity risk, as both of these risks have increased since our inception. Our management team continually analyzes emerging fraud and security risks and utilizes tools, strategies and policies to manage risk while delivering an optimal and appropriate client experience. We believe our risk management structure allows our board and senior management to maintain effective oversight of our risks to ensure that our personnel are following prudent and appropriate risk management practices resulting in strong loan quality and minimal credit losses.

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

Lending Activities

General. We emphasize a range of lending services, including real estate, commercial, and equity-line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area. Our underwriting standards vary for each type of loan, as described below. Because loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At December 31, 2022, we had net loans of $3.23 billion, representing 87.6% of our total assets.

We have focused our lending activities primarily on the professional sector in each of our markets including doctors, dentists, and small business owners. By focusing on this client base and by serving each client with a consistent relationship team of bankers, we have generated a loan portfolio with larger average loan amounts than we believe is typical for a community bank. As of December 31, 2022, our average loan size was approximately $350,000. At the same time, we have strived to maintain a diversified loan portfolio and limit the amount of our loans to any single client. As of December 31, 2022, our ten largest client loan relationships represented approximately $299.6 million, or 9.15%, of our loan portfolio.

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

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal and state laws and regulations. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. Based upon the capitalization of the Bank at December 31, 2022, the maximum amount we could lend to one borrower was $55.0 million. However, to mitigate concentration risk, our internal lending limit at December 31, 2022 was $38.5 million and may vary based on our assessment of the lending relationship. The board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve our clients. The Bank’s legal lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

Loan Portfolio Segments. Our loan portfolio is comprised of commercial and consumer loans made to small businesses and individuals for various business and personal purposes. While our loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers, the principal component of our loan portfolio is loans secured by real estate mortgages on either commercial or residential property. These loans will generally fall into one of the following six categories: commercial owner occupied real estate, commercial non-owner occupied real estate, commercial construction, consumer real estate, consumer construction, and home equity loans. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. At December 31, 2022, loans secured by first or second mortgages on commercial and consumer real estate made up approximately 84.8% of our loan portfolio. In addition to loans secured by real estate, our loan portfolio includes commercial business loans and other consumer loans which comprised 14.3% and 0.9%, respectively, of our total loan portfolio at December 31, 2022.

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

The following describes the types of loans in our loan portfolio.

●	Commercial Real Estate Loans (Commercial Owner Occupied and Commercial Non-owner Occupied Real Estate Loans). At December 31, 2022, commercial owner occupied and non-owner occupied real estate loans (other than construction loans) amounted to $1.48 billion, or 45.1% of our loan portfolio. Of our commercial real estate loan portfolio, $862.6 million in loans were non-owner occupied properties, representing 42.0% of our commercial loan portfolio and 26.3% of our total loan portfolio. The remainder of our commercial real estate loan portfolio, $612.9 million in loans or 29.8% of the commercial loan portfolio, were owner occupied. Owner occupied loans represented 18.7% of our total loan portfolio. At December 31, 2022, our individual commercial real estate loans ranged in size from approximately $15,000 to $22.0 million, with an average loan size of approximately $802,000. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We also generally require that a borrower’s cash flow exceeds 115% of monthly debt service obligations. As of December 31, 2022, $378.7 million, or 11.6% of our total loan portfolio, was collateralized by office and retail properties. In order to seek to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

●	Construction Real Estate Loans. We offer adjustable and fixed rate construction real estate loans for commercial and consumer projects, typically to builders and developers and to consumers who wish to build their own homes. At December 31, 2022, total commercial and consumer construction loans amounted to $190.1 million, or 5.9% of our loan portfolio. Commercial construction loans represented $109.7 million, or 3.4%, of our total loan portfolio, while consumer construction loans represented $80.4 million, or 2.5% of our total loan portfolio. At December 31, 2022, our commercial construction real estate loans ranged in size from approximately $15,000 to $9.0 million, with an average loan balance of approximately $1.3 million. At December 31, 2022, our consumer or residential construction loans ranged in size from approximately $20,000 to $2.4 million, with an average loan size of approximately $468,000. The duration of our construction loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Commercial construction loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and sometimes on the sale of the property. Specific risks include:

●	cost overruns;

●	mismanaged construction;

●	inferior or improper construction techniques;

●	economic changes or downturns during construction;

●	a downturn in the real estate market;

●	rising interest rates which may prevent sale of the property; and

●	failure to sell completed projects in a timely manner.

We attempt to reduce the risk associated with construction loans by obtaining personal guarantees where possible and by keeping the loan-to-value ratio of the completed project at or below 80%.

●	Commercial Business Loans. We make loans for commercial purposes in various lines of businesses, including the manufacturing, service industry, and professional service areas. At December 31, 2022, commercial business loans amounted to $468.1 million, or 14.3% of our loan portfolio, and ranged in size from approximately $1,000 to $12.8 million, with an average loan size of approximately $277,000. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and SBA’s 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce their risk. Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan. As of December 31, 2022, we had originated three loans utilizing government enhancements and over 20 loans engaged in state-based small business partnerships.

●	Consumer Real Estate Loans and Home Equity Loans. At December 31, 2022 consumer real estate loans (other than construction loans) amounted to $1.1 billion, or 34.0% of our loan portfolio. Included in the consumer real estate loans was $931.3 million, or 28.5% of our loan portfolio, in first and second mortgages on individuals’ homes, while home equity loans represented $179.3 million, or 5.5% of our total loan portfolio. At December 31, 2022, our individual residential real estate loans ranged in size from $3,000 to $5.6 million, with an average loan size of approximately $470,000. Generally, we limit the loan-to-value ratio on our consumer real estate loans to 85%. We offer fixed and adjustable rate consumer real estate loans with terms of up to 30 years. We also offer home equity lines of credit. At December 31, 2022, our individual home equity lines of credit ranged in size from $1,000 to $1.4 million, with an average of approximately $85,000. Our underwriting criteria and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of ten years or less. We generally limit the extension of credit to 90% of the market value of each property, although we may extend up to 100% of the market value.

●	Other Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. These consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. At December 31, 2022, consumer loans other than real estate amounted to $29.1 million, or 0.9% of our loan portfolio, and ranged in size from $1,000 to $6.1 million, with an average loan size of approximately $20,000. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Deposit Services

Our principal source of funds is core deposits. We offer a full range of deposit services, including checking accounts, commercial checking accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. At December 31, 2022, we had $236.2 million in out-of-market, or wholesale, certificates of deposits. In an effort to obtain lower cost deposits, we have focused on expanding our retail deposit program. We currently have 12 retail offices which assist us in obtaining low cost transaction accounts that are less affected by rising rates. Deposit rates are reviewed regularly by our senior management. We believe that the rates we offer are competitive with those offered by other financial institutions in our area. We focus on client service and our ClientFIRST culture to attract and retain deposits.

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

As of June 30, 2022, the most recent date for which market data is available, there were 36 financial institutions in our primary market of Greenville County, 26 financial institutions in the Columbia market, 34 financial institutions in the Charleston market, 37 financial institutions in the Raleigh market, 25 financial institutions in the Greensboro market, 46 financial institutions in the Charlotte market, and 83 financial institutions in the Atlanta market. We compete with other financial institutions in our market areas both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as, Bank of America, Wells Fargo, and Truist. These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. We believe the financial services industry will likely continue to become more competitive as further technological advances enable more financial institutions to provide expanded financial services without having a physical presence in our markets. Because larger competitors have advantages in attracting business from larger corporations, we do not generally compete for that business. Instead, we concentrate our efforts on attracting the business of individuals and small and medium-size businesses. With regard to such accounts, we generally compete on the basis of client service and responsiveness to client needs, the convenience of our offices and hours, and the availability and pricing of our products and services.

We believe our commitment to quality and personalized banking services through our ClientFIRST culture is a factor that contributes to our competitiveness and success.

Employees

At December 31, 2022, we employed a total of 293 FTE employees. We provide our full-time employees and certain part-time employees with a comprehensive program of benefits, including medical benefits, life insurance, long-term disability coverage and a 401(k) plan. Our employees are not represented by a collective bargaining agreement. Management considers its employee relations to be excellent.

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

The Economic Growth, Regulatory Relief, and Consumer Protection Act

On May 24, 2018, President Trump signed into law the first major financial services reform bill since the enactment of the Dodd-Frank Act.  The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Reform Law”) modified or eliminated certain requirements on community and regional banks and nonbank financial institutions.  For instance, under the Reform Act and related rule making:

●	banks that have less than $10 billion in total consolidated assets and total trading assets and trading liabilities of less than five percent of total consolidated assets is excluded from Section 619 of the Dodd-Frank Act, known as the “Volcker Rule”, which prohibits “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds”;

●	the asset threshold for bank holding companies to qualify for treatment under the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” was raised from $1 billion to $3 billion, which exempts these institutions from certain regulatory requirements including the Basel III capital rules;

●	a “community bank leverage ratio” was adopted, which is applicable to certain banks and bank holding companies with total assets of less than $10 billion (as described below under “Basel Capital Standards”); and

●	banks with up to $3 billion in total consolidated assets may be examined by their federal banking regulator every 18 months (as opposed to every 12 months).

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

The Basel III rules require the Company and the Bank to maintain the following minimum capital requirements:

●	a common equity Tier 1 (“CET1”) risk-based capital ratio of 4.5%;

●	a Tier 1 risk-based capital ratio of 6%;

●	a total risk-based capital ratio of 8%; and

●	a leverage ratio of 4%.

Under Basel III, Tier 1 capital includes two components: CET1 capital and additional Tier 1 capital. The highest form of capital, CET1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, otherwise referred to as AOCI, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, Tier 1 minority interests and grandfathered trust preferred securities (as discussed below). Tier 2 capital generally includes the allowance for credit losses up to 1.25% of risk-weighted assets, qualifying preferred stock, subordinated debt and qualifying tier 2 minority interests, less any deductions in Tier 2 instruments of an unconsolidated financial institution. Cumulative perpetual preferred stock is included only in Tier 2 capital, except that the Basel III rules permit bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 Capital (but not in CET1 capital), subject to certain restrictions. AOCI is presumptively included in CET1 capital and often would operate to reduce this category of capital. When implemented, Basel III provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We made this opt-out election and, as a result, retained our pre-existing treatment for AOCI.

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

As part of its response to the impact of the COVID-19 pandemic, in the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provided banking organizations that adopted the credit impairment model, the Current Expected Credit Loss, or CECL, during the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with our adoption of CECL on January 1, 2022, we did not elect to utilize the five-year CECL transition.

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

As of December 31, 2022, the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2022, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III rule requirements to be well-capitalized.

Acquisition Activity

The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. In addition, the prior approval of the FDIC is required for a bank to merge with another bank or purchase the assets or assume the deposits of another bank. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act (“CRA”).

On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy. Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the BHCA and the Bank Merger Act and adopt a plan for revitalization of such practices. In December 2021, the U.S. Department of Justice (“DOJ”) (in consultation with the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”), and FDIC announced that it was seeking additional public comments on whether and how the DOJ should revise the 1995 Bank Merger Competitive Review Guidelines. The comment period closed on February 15, 2022. In March 2022, the FDIC published a Request for Information seeking information and comments regarding the laws, practices, rules, regulations, guidance, and statements of policy that apply to merger transactions involving one or more insured depository institutions, including the merger between an insured depository institution and a noninsured institution. In a May 2022 speech, the acting head of the OCC announced that he had asked his staff to work with DOJ and other federal banking agencies to review the agency’s frameworks to analyze bank mergers. In May 2022, the CFPB announced the establishment of an Office of Competition and Innovation.

There are many steps that must be taken by the agencies before any final changes to the framework for evaluating bank mergers can be implemented and the prospects for such action continue to be uncertain at this time; however, the adoption of more expansive or prescriptive standards may have an impact on any acquisition activities.

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

The CARES Act, as extended by certain provisions of the Consolidated Appropriations Act of 2021, also initially permitted banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise had been characterized as troubled debt restructurings and suspended any determination related thereto if (i) the borrower was not more than 30 days past due as of December 31, 2019, (ii) the modifications were related to COVID-19, and (iii) the modification occurred between March 1, 2020 and January 1, 2022. Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19.

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

Southern First Bancshares, Inc.

We own 100% of the outstanding capital stock of the Bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956. As a result, we are primarily subject to the supervision, examination and reporting requirements of the Federal Reserve under the BHCA and its regulations promulgated thereunder. Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act.

Permitted Activities. Under the BHCA, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

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

As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities. In summary, a financial holding company can engage in activities that are financial in nature or incidental or complimentary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status, but may elect such status in the future as our business matures. If we were to elect financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the CRA as discussed below.

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

Change in Control. Two statutes, the BHCA and the Change in Bank Control Act, together with regulations promulgated under them, require some form of regulatory review before any company may acquire “control” of a bank or a bank holding company. Under the BHCA, control is deemed to exist if a company acquires 25% or more of any class of voting securities of a bank holding company; controls the election of a majority of the members of the board of directors; or exercises a controlling influence over the management or policies of a bank or bank holding company. On January 30, 2020, the Federal Reserve issued a final rule (which became effective September 30, 2020) that clarified and codified the Federal Reserve’s standards for determining whether one company has control over another. The final rule established four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence. State laws generally, including South Carolina law, require state approval before an acquirer may become the holding company of a state bank.

Under the Change in Bank Control Act, a person or company is required to file a notice with the Federal Reserve if it will, as a result of the transaction, own or control 10% or more of any class of voting securities or direct the management or policies of a bank or bank holding company and either if the bank or bank holding company has registered securities or if the acquirer would be the largest holder of that class of voting securities after the acquisition. For a change in control at the holding company level, both the Federal Reserve and the subsidiary bank’s primary federal regulator must approve the change in control; at the bank level, only the bank’s primary federal regulator is involved. Transactions subject to the BHCA are exempt from Change in Control Act requirements. For state banks, state laws, including that of South Carolina, typically require approval by the state bank regulator as well.

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

The Federal Reserve also has the authority under the BHCA to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities’ additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

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

Capital Requirements. The Federal Reserve imposes certain capital requirements on the bank holding company under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank and are described above under “Basel III Capital Standards.” Subject to certain restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends depends on, among other things, the Bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “Southern First Bank—Dividends.”

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

As of December 31, 2022, the Bank was deemed to be “well capitalized.”

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

On December 22, 2020, the federal banking agencies issued an interagency statement extending the temporary relief from enforcement action against banks or asset managers, which become principal shareholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank. On December 22, 2022, the federal banking agencies issued a revised interagency statement extending the temporary relief from such enforcement, which will expire on the sooner of January 1, 2024, or the effective date of a final Federal Reserve rule having a revision to Regulation O that addresses the treatment of extensions of credit by a bank to fund complex-controlled portfolio companies that are insiders of a bank.

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

Community Reinvestment Act. The CRA requires that the FDIC evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria imposes additional requirements and limitations on our Bank. On June 1, 2022, the date of the most recent examination report, the Bank received a Needs to Improve CRA rating.

In December 2019, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. However, the Federal

Reserve did not join the proposed rulemaking. In May 2020, the OCC issued its final CRA rule, which was later rescinded in December 2021, replacing it with a rule based on the rules adopted jointly by the federal banking agencies in 1995, as amended. On the same day that the OCC announced its plans to rescind the CRA final rule, the OCC, the FDIC, and the Federal Reserve announced that they are working together to “strengthen and modernize the rules implementing the CRA.” On May 5, 2022, the OCC, FDIC, and Federal Reserve released a notice of proposed rulemaking regarding the CRA and invited public comment on the proposed rules. The comment period closed on August 5, 2022. The proposed rules, among other things, seek to (i) expand access to credit, investment, and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency, and transparency, (iv) tailor CRA evaluations and data collection to bank size and type, and (v) maintain a unified approach among the bank regulatory agencies. The effects on the Bank of any potential change to the CRA rules will depend on the final form of any federal rulemaking and cannot be predicted at this time. Management will continue to evaluate any changes to the CRA’s regulations and their impact to the Bank.

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

In addition to prohibiting discrimination in credit transactions on the basis of prohibited factors, these laws and regulations can cause a lender to be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of persons. If a pattern or practice of lending discrimination is alleged by a regulator, then the matter may be referred by the agency to the DOJ for investigation. In December 2012, the DOJ and CFPB entered into a Memorandum of Understanding under which the agencies have agreed to share information, coordinate investigations, and have generally committed to strengthen their coordination efforts.

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

The CFPB is an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products and services. The CFPB has the authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets, such as us, for compliance with federal consumer laws remains largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. As such, the CFPB may participate in examinations of the Bank. In addition, states are permitted to adopt consumer protection laws and regulations that are stricter than the regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

The CFPB has issued a number of significant rules that impact nearly every aspect of the lifecycle of consumer financial products and services, including rules regarding residential mortgage loans. These rules implement Dodd-Frank Act amendments to ECOA, TILA and RESPA. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with a “reasonable ability-to-repay” test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages, including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence, and mortgage origination disclosures, which integrate existing requirements under TILA and RESPA; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; and (iv) comply with new disclosure requirements and standards for appraisals and certain financial products. . In March 2022, the CFPB announced changes to its supervisory operations to scrutinize discriminatory conduct under the CFPB’s UDAAP powers to examine financial institution’s decision-making in advertising, pricing, and other areas to ensure that companies are testing for and eliminating illegal discrimination. In this supervisory notice, the CFPB expanded its UDAAP powers to create essentially a fair-lending style discrimination test outside of ECOA that applies to non-lending products. In October 2022, the CFPB issued Bulletin 2022-06 explaining that blanket policies of charging returned deposit item fees to consumers or all returned transactions irrespective of the circumstances or patterns of behavior on the account are likely unfair under the Consumer Financial Protection Act of 2010CFPA. The CFPB has also issued an advisory opinion prohibiting the collection of pay-to-pay fees (such as convenience fees), which ) are prohibited under the Fair Debt Collection Practices Act FDCPA.

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

Following Russia’s invasion of Ukraine, OFAC took several sanctions related actions related to the Russian financial services sector pursuant to Executive Order 14024 beginning in February 2022 including: (i) a determination by the Secretary of the Treasury with respect to the financial services sector of the Russian Federation that authorizes sanctions against persons determined to operate or to have operated in that sector; (ii) correspondent or payable-through account and payment processing prohibitions on certain Russian financial institutions; (iii) the blocking of certain Russian financial institutions; (iv) expanding sovereign debt prohibitions to apply to new issuances in the secondary market; (v) prohibitions related to new debt and equity for certain Russian entities; and (vi) a prohibition on transactions involving certain Russian government entities, including the Central Bank of the Russian Federation. In March 2022, FinCEN issued an alert advising increased vigilance for potential Russian Sanctions Evasion Attempts. The Financial Action Task Force (“FATF”) continues to revise the list of high-risk jurisdictions. In October 2022, FATF removed Nicaragua and Pakistan from its lists of Jurisdictions under Increased Monitoring and added the Democratic Republic of the Congo, Mozambique, and Tanzania. The FATF also added Burma to the list of High-Risk Jurisdictions Subject to a Call for Action.

Under the USA PATRIOT Act, the FinCEN can send our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact FinCEN.

Privacy, Data Security and Credit Reporting. Under privacy protection provisions of the Gramm-Leach-Bliley Act of 1999 (“GLBA”) and related regulations, we are limited in our ability to disclose non-public information about consumers to nonaffiliated third parties. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or if the Bank is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the Bank’s policy not to disclose any personal information unless required by law.

Consumers must be notified in the event of a data breach under applicable state laws. Multiple states and Congress are considering laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, on November 18, 2021, the federal financial regulatory agencies published a final rule that will impose upon banking organizations and their service providers new notification requirements for significant cybersecurity incidents. Specifically, the final rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meaning attributed to those terms by the final rule. Banks’ service providers are required under the final rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours. The final rule took effect on April 1, 2022 and banks and their service providers must have complied with the requirements of the rule by May 1, 2022. Effective December 9, 2022, the Federal Trade Commission’s amendments to GLBA’s Safeguards Rule went into effect requiring financial institutions to: (i) appoint a qualified individual to oversee and implement their information security programs; (ii) implement additional criteria for information security risk assessments; (iii) implement safeguards identified by assessments, including access controls, data inventory, data disposal, change management, and monitoring, among other things; (iv) implement information system monitoring in the form of either “continuous monitoring” or “periodic penetration testing;” (v) implement additional controls including training for security personnel, periodic assessment of service providers, written incident response plans, and periodic reports from the qualified individual to the board of directors.

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

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in U.S. government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. In response to the COVID-19 pandemic, in 2020, the Federal Open Market Committee (“FOMC”) reduced the targeted federal funds interest rate range to 0.0% to 0.25%; however, due in part to rising inflation, throughout 2022 the target federal funds rate increased to between 4.25% and 4.50%.

Incentive Compensation. In addition to the potential restrictions on discretionary bonus compensation under the Basel III rules, the federal bank regulatory agencies have issued guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an institution, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should comply with the following principles: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The scope and content of federal bank regulatory agencies’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. In 2016, federal agencies proposed regulations which could significantly change the regulation of incentive compensation programs at financial institutions. The proposal would create four tiers of institutions based on asset size. Institutions in the top two tiers would be subject to rules much more detailed and proscriptive than are currently in effect. If interpreted aggressively by the regulators, the proposed rules could be used to prevent, as a practical matter, larger institutions from engaging in certain lines of business where substantial commission and bonus pool arrangements are the norm. In the 2016 proposal, the top two tiers included institutions with more than $50 billion of assets, which would not currently apply to us. We cannot predict what final rules may be adopted, nor how they may be implemented and, therefore, it cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate our key employees.

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that affect most U.S. publicly traded companies. The Dodd-Frank Act (i) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation and so-called “golden parachute” payments, (ii) enhances independence requirements for compensation committee members, (iii) requires the SEC to adopt rules directing national securities exchanges to establish listing standards requiring all listed companies to adopt incentive-based compensation clawback policies for executive officers, and (iv) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials. The SEC has completed the bulk (although not all)

of the rulemaking necessary to implement these provisions. However, on October 14, 2021, the SEC signaled a renewed interest in this rulemaking initiative by re-opening the comment period on a proposed rule issued originally in 2015 regarding clawbacks of incentive-based executive compensation. On October 26, 2022, the SEC adopted final rules implementing the incentive-based compensation recovery (clawback) provisions of the Dodd-Frank Act. The final rules direct the stock exchanges to establish listing standards requiring listed companies to develop and implement a policy providing for the recovery of erroneously awarded incentive-based compensation received by current or former executive officers and to satisfy related disclosure obligations. We are currently awaiting the final rules from The Nasdaq Stock Market, which are not expected to take effect until mid-2023 at the earliest.

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

Based on the Bank’s loan portfolio as of December 31, 2022, it did not exceed the 300% and 100% guidelines for commercial real estate loans or construction and land development loans. The Bank will continue to monitor its portfolio to manage this increased risk.

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

Risks Related to Economic Conditions

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our growth, is highly dependent upon the business environment in the primary markets where we operate and in the United States as a whole. Unlike larger banks that are more geographically diversified, we are a regional bank that provides banking and financial services to customers primarily in Greenville, Columbia, Charleston, and Summerville, South Carolina; Raleigh, Greensboro and Charlotte, North Carolina; and Atlanta, Georgia. The economic conditions in these local markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole.

Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels, monetary and trade policy, unemployment and the strength of the domestic economy and the local economy in the markets in which we operate. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults, charge-offs, foreclosures, additional provisions for credit losses, adverse asset values of the collateral securing our loans and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; epidemics and pandemics (such as COVID-19); or a combination of these or other factors.

As economic conditions relating to the COVID-19 pandemic have improved, the Federal Reserve has shifted its focus to limiting inflationary and other potentially adverse effects of the extensive pandemic-related government stimulus, which signals the potential for a continued period of economic uncertainty even though the pandemic has subsided. In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, a potential resurgence of economic and political tensions with China and the Russian invasion of Ukraine, all of which may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers and overall economic uncertainty may result in changes in consumer and business spending, borrowing and saving habits. These economic conditions and/or other negative developments in the domestic or international credit markets or economies may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment or underemployment may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

A significant portion of our loan portfolio is secured by real estate, and events that negatively affect the real estate market could hurt our business.

As of December 31, 2022, approximately 85% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively affect our financial condition.

Risks Related to Lending Activities

Our loan portfolio contains a number of real estate loans with relatively large balances.

Because our loan portfolio contains a number of real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, which could result in a net loss of earnings, an increase in the provision for credit losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Commercial real estate loans increase our exposure to credit risk.

At December 31, 2022, 48.4% of our loan portfolio was secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction, and the estimated cost of construction. Such loans are generally more risky than loans secured by residential real estate or consumer loans because those loans are typically not secured by real estate collateral. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. A return of recessionary conditions could result in a sharp increase in loans charged-off and could require us to significantly increase our allowance for credit losses, which could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Imposition of limits by the bank regulators on commercial and multi-family real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the FDIC, the Federal Reserve and the OCC issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of commercial real estate and multi-family loans represents 261.7% of the Bank’s total risk-based capital at December 31, 2022.

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

At December 31, 2022, commercial business loans comprised 14.3% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor. If these borrowers do not have sufficient cash flows or resources to pay these loans as they come due or the value of the underlying collateral is insufficient to fully secure these loans, we may suffer losses on these loans that exceed our allowance for credit losses.

We may have higher credit losses than we have allowed for in our allowance for credit losses.

Our actual loans losses could exceed our allowance for credit losses and therefore our historic allowance for credit losses may not be adequate. As of December 31, 2022, 48.4% of our loan portfolio was secured by commercial real estate. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral, the cash flows of our borrowers and problems affecting borrower credit. If we suffer credit losses that exceed our allowance for credit losses, our financial condition, liquidity or results of operations could be materially and adversely affected.

While the COVID-19 fiscal stimulus and relief programs appear to have delayed any materially adverse financial impact to the Bank, once these stimulus programs have been fully exhausted, we believe our credit metrics could worsen and credit losses could ultimately materialize. Any potential credit losses will be contingent upon a number of factors beyond our control, such as a slower return to pre-pandemic routines, which will be influenced by a number of factors including increases in new COVID-19 cases, hospitalizations and deaths leading to additional government imposed restrictions; refusals to receive the vaccines along with concerns related to new strains of the virus; supply chain issues remaining unresolved longer than anticipated; unemployment increases while consumer confidence and spending falls; and rising geopolitical tensions.

Our decisions regarding allowance for credit losses and credit risk may materially and adversely affect our business.

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

We attempt to maintain an appropriate allowance for credit losses to provide for probable losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including but not limited to:

●	an ongoing review of the quality, mix, and size of our overall loan portfolio;

●	our historical loan loss experience;

●	evaluation of economic conditions;

●	regular reviews of loan delinquencies and loan portfolio quality;

●	ongoing review of financial information provided by borrowers; and

●	the amount and quality of collateral, including guarantees, securing the loans.

The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. A deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. In addition, regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

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

Legal, Accounting, Regulatory and Compliance Risks

We are subject to extensive regulation that has limited the conduct of our business, and could impose financial requirements, each of which could have an adverse impact on our operations.

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

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. A finding by these regulators of noncompliance with these laws could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, and imposition of restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation, which if successful could adversely impact our rating under the CRA.

As of our most recent examination report, the Bank received a “Needs to Improve” CRA rating, which results in restrictions on certain expansionary activities, including certain mergers and acquisitions and the establishment and relocation of bank branches. This rating will also result in a loss of expedited processing of applications to undertake certain activities, and requires the Bank to receive prior regulatory approval for certain activities, including to issue or prepay certain subordinated debt obligations, and open or relocate bank branches. A “Needs to Improve” rating could have an impact on our relationships with certain states, counties, municipalities or other public agencies to the extent applicable law, regulation or policy limits, restricts or influences whether such entity may do business with a company that has a below “Satisfactory” rating and, in general, could negatively affect our reputation, business, financial condition and results of operations. These restrictions, among others, will remain in place at least until the Bank’s next CRA rating is publicly released by the FDIC. The FDIC may take additional enforcement action, including a possible informal or formal enforcement action and/or civil monetary penalties. As a result of these limitations and conditions, we may be unable or may fail to pursue, evaluate or complete transactions that might have been strategically or competitively significant.

We face risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.

With the new Congress taking office in 2023, Republicans gained control of the U.S. House of Representatives, while Democrats retained control of the U.S. Senate. However slim the majorities, though, the net result was a split Congress, which in the past leads to less sweeping policy changes. However, Congressional committees with jurisdiction over the banking sector have pursued oversight and legislative initiatives in a variety of areas, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other Environmental, Social, and Governance matters, improving competition in the banking sector and enhancing oversight of bank mergers and acquisitions, establishing a regulatory framework for digital assets and markets, and oversight of the COVID-19 pandemic response and economic recovery. The prospects for the enactment of major banking reform legislation remain unclear at this time.

Moreover, the turnover of the presidential administration resulted in certain changes in the leadership and senior staffs of the federal banking agencies, the CFPB, CFTC, SEC, and the Treasury Department, with certain significant leadership positions yet to be filled, including the Comptroller of the Currency. These changes have impacted the rulemaking, supervision, examination and enforcement priorities and policies of the agencies and likely will continue to do so over the next several years. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Company and the Bank, cannot be predicted at this time. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

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

The CECL accounting standard resulted in a significant change in how we recognize credit losses and may continue to have a material impact on our financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. While the new CECL standard became effective on January 1, 2023 and for interim periods within that year, we early adopted CECL as of January 1, 2022.

Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles (“GAAP”), which delays recognition until it is probable a loss has been incurred. Accordingly, the adoption of the CECL model materially affected how we determine our allowance for credit losses and required us to increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

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

A significant portion of our banking assets are subject to changes in interest rates. As of December 31, 2022, approximately 87% of our loan portfolio was in fixed rate loans, while only 13% was in variable rate loans. Like most financial institutions, our earnings significantly depend on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. Many factors beyond our control impact interest rates, including economic conditions, governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and disorder and instability in domestic and foreign financial markets. Changes in monetary policies of the various government agencies could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets and liabilities.

In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. In a rising interest rate environment, the interest rate increases often result in larger payment requirements for our floating interest rate borrowers, which increases the potential for default. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. An increase (or decrease) in interest rates also requires us to increase (or decrease) the interest rates that we pay on our deposits. Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to increases in nonperforming assets, charge-offs and delinquencies, further increases to the allowance for credit losses, and a reduction of income recognized, among others, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on non-accrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets could have a material adverse impact on our net interest income.

In March 2020, in response to the COVID-19 pandemic, the Federal Reserve reduced the target Federal Funds rate to between zero and 0.25%; however, due in part to rising inflation, throughout 2022 the target Federal Funds rate increased to between 4.25% and 4.50%. Rapid changes in interest rates make it difficult for us to balance our loan and deposit portfolios, which may adversely affect our results of operations by, for example, reducing asset yields or spreads, creating operating and system issues, or having other adverse impacts on our business. When short-term interest rates are low for a prolonged period and assuming longer-term interest rates fall further, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem, which would have an adverse effect on our net interest income and could have an adverse effect on our business, financial condition and results of operations. When interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income.

In addition, our mortgage operations provide a portion of our noninterest income. We generate mortgage revenues primarily from gains on the sale of residential mortgage loans pursuant to programs currently offered by Fannie Mae, Ginnie Mae or Freddie Mac. In this rising or higher interest rate environment, our originations of mortgage loans have decreased, resulting in fewer loans that are available to be sold to investors, which has decreased mortgage revenues in noninterest income. In addition, our results of operations are affected by the amount of noninterest expenses associated with mortgage activities, such as salaries and employee benefits, other loan expense, and other costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation has continued rising in 2022 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2023. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. Sustained higher interest rates by the Federal Reserve may be needed to tame persistent inflationary price pressures, which could push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

The phase-out of LIBOR could negatively impact our net interest income and require significant operational work.

The United Kingdom’s Financial Conduct Authority (“FCA”) regulates the London Interbank Offered Rate (“LIBOR”), the reference rate previously used for many of our transactions, including our lending and borrowing and our purchase and sale of securities, as well as the derivatives that we use to manage risk related to such transactions. The FCA announced in July 2017 that the sustainability of LIBOR could not be guaranteed. Accordingly, although the FCA confirmed the extension of overnight and 1-, 3-, 6-, and 12-month LIBOR through June 30, 2023 in order to accord financial institutions greater time with which to manage the transition from LIBOR, the FCA is no longer persuading, or compelling, banks to submit to LIBOR. The federal banking agencies previously determined that banks should have ceased entering into any new contract that use LIBOR as a reference rate by December 31, 2021.

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

Our reliance on brokered deposits could adversely affect our liquidity and operating results.

Among other sources of funds, in 2022, we relied on brokered deposits to provide funds with which to make loans and provide other liquidity needed. Brokered deposits were $236.2 million, representing 7.5% of our total deposits at December 31, 2022. Generally, these deposits may not be as stable as other types of deposits. In the future, these depositors may not replace their deposits with us as they mature, or we may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or sources of funds. Not being able to maintain or replace these deposits as they mature could affect our liquidity. Paying higher deposit rates to maintain or replace these types of deposits could adversely affect our net interest margin and operating results.

Risks Related to Our Strategic Plans

We are dependent on key individuals and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

R. Arthur Seaver, Jr., our chief executive officer, and Calvin C. Hurst, our president, each have extensive and long-standing ties within our primary market area and substantial experience with our operations, and each has contributed significantly to our growth. If we lose the services of any of these individuals, they would be difficult to replace and our business and development could be materially and adversely affected. We may not be successful in retaining key personnel, and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skill, knowledge of our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. In particular, Michael D. Dowling, our chief financial officer and chief operating officer, resigned effective February 15, 2023. Leadership transitions can be inherently difficult to manage, and an inadequate transition to a permanent successor may cause disruptions to our business due to, among other things, diverting management’s attention or causing a deterioration in morale.

Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel, including other executive vice presidents. Competition for personnel is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business strategy may be lengthy. In 2021, there was a dramatic increase in workers leaving their positions throughout our industry and other industries that was referred to as the “great resignation,” and the market to build, retain and replace talent has become even more highly competitive.

If the services of any of our other key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to the Company, or at all, which could have a material adverse effect on our business, results of operation, financial condition, and future prospects. The departure of any of our other personnel could also have a material adverse impact on our business, results of operations and growth prospects.

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

We routinely evaluate opportunities to expand into new markets, as we did in Columbia, South Carolina in 2007, Charleston, South Carolina in 2012, Raleigh, North Carolina in 2017, Atlanta, Georgia in 2017, Summerville, South Carolina and Greensboro, North Carolina in 2018 and Charlotte, North Carolina in 2021. We may also expand our lines of business or offer new products or services as well as seek to acquire other financial institutions or parts of those institutions. Any merger and acquisition activities could be material and could require us to use a substantial amount of common stock, cash, other liquid assets, and/or incur debt. Moreover, these types of expansions involve various risks, including:

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

There is no assurance that existing branches or future branches, if any, will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. Our growth may entail an increase in overhead expenses if we add new branches and staff. There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, any new branches established can be expected to negatively impact earnings for some period of time until they reach certain economies of scale. Our historical results may not be indicative of future results or results that may be achieved, particularly if we continue to expand.

Failure to successfully address these and other issues related to any expansion could have a material adverse effect on our business, financial condition and results of operations, including short-term and long-term liquidity, and could adversely affect our ability to successfully implement our business strategy.

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

Finally, the Change in Bank Control Act and the BHCA generally require filings and approvals prior to certain transactions that would result in a party acquiring control of the Company or the Bank.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices and the Bank’s main office is located at 6 Verdae Boulevard, Greenville, South Carolina 29607. In addition, we currently operate seven additional offices located in Greenville, Columbia, Summerville and Charleston, South Carolina, one office in Raleigh, North Carolina, one office in Greensboro, North Carolina, one office in Charlotte, North Carolina, and one office in Atlanta, Georgia. We lease seven of our offices and own the remaining five locations. During the fourth quarter of 2020, we consolidated our three Columbia, South Carolina locations into one and subsequently sold the two remaining offices. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm’s-length bargaining.

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

None.

PART II

Item 5. Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

Our common stock is currently traded on the NASDAQ Global Market under the symbol “SFST.” We had approximately 3,200 shareholders of record on January 17, 2023.

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

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans approved by security holders at December 31, 2022. We had no equity compensation plans that were not approved by security holders at December 31, 2022. The number of shares and the exercise prices for options have been adjusted for the 10% stock dividends in 2006, 2011, 2012, and 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders
2010 Stock Incentive Plan – options(1)	124,427	$25.33	-
2016 Equity Incentive Plan – options(1)	294,922	37.61	-
2020 Equity Incentive Plan	7,875	52.88	370,824
Total	427,224	$34.32	370,824

(1)	Under the terms of the 2010 and 2016 Plans no further incentive stock option awards may be granted; however, the Plans will remain in effect until all awards have been exercised or forfeited and we determine to terminate the Plans.

(2)	The weighted-average exercise prices in this column are based on outstanding options and do not take into account unvested awards of restricted stock as these awards do not have an exercise price.

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

	Period Ending
	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Southern First Bancshares	100.00	77.75	103.01	85.70	151.49	110.91
S&P US BMI Banks – Southeast Bank Index	100.00	82.62	116.45	104.41	149.13	121.30
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41

Sales of Unregistered Equity Securities

None

Stock Repurchases

On June 21, 2022, the Company announced a share repurchase plan allowing us to repurchase up to 399,026 shares of our common stock (the “Repurchase Plan”). As of December 31, 2022, we have not repurchased any of the shares authorized for repurchase under the Repurchase Plan. The Company is not obligated to purchase any such shares under the Repurchase Plan, and the Repurchase Plan may be discontinued, suspended or restarted at any time; however, repurchases under the Repurchase Plan after December 31, 2022 will require additional approval of our Board of Directors and the Federal Reserve.

The following table reflects share repurchase activity during the fourth quarter of 2022:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1 – October 31	-	$-	-	399,026
November 1 – November 30	-	-	-	399,026
December 1 – December 31	-	-	-	399,026
Total	-		-	399,026

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

At December 31, 2022, we had total assets of $3.69 billion, a 26.2% increase from total assets of $2.93 billion at December 31, 2021. The largest components of our total assets are loans which were $3.27 billion and $2.49 billion at December 31, 2022 and 2021, respectively. Our liabilities and shareholders’ equity at December 31, 2022 totaled $3.40 billion and $294.5 million, respectively, compared to liabilities of $2.65 billion and shareholders’ equity of $277.9 million at December 31, 2021. The principal component of our liabilities is deposits which were $3.13 billion and $2.56 billion at December 31, 2022 and 2021, respectively.

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

Our net income available to common shareholders for the years ended December 31, 2022 and 2021 was $29.1 million and $46.7 million, or diluted earnings per share (“EPS”) of $3.61 and $5.85 for the years ended December 31, 2022 and 2021, respectively. The decrease in net income resulted primarily from an increase in our provision for credit losses, a decrease in noninterest income and an increase in noninterest expenses, partially offset by an increase in net interest income. In addition, our net income available to shareholders was $18.3 million, or EPS of $2.34 for the year ended December 31, 2020.

SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial information for the periods and as of the dates indicated. We derived our balance sheet and income statement data for the years ended December 31, 2022, 2021, and 2020 from our audited consolidated financial statements. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes thereto, which are included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(dollars in thousands, except per share data)	2022	2021	2020
BALANCE SHEET DATA
Total assets	$3,691,981	2,925,548	2,482,587
Investment securities	104,180	124,302	98,364
Loans (1)	3,273,363	2,489,877	2,142,867
Allowance for credit losses	38,639	30,408	44,149
Deposits	3,133,864	2,563,826	2,142,758
FHLB advances and other borrowings	175,000	-	25,000
Subordinated debentures	36,214	36,106	35,998
Common equity	294,512	277,901	228,294
Preferred stock	-	-	-
Shareholders’ equity	294,512	277,901	228,294
SELECTED RESULTS OF OPERATIONS DATA
Interest income	$117,662	93,167	94,818
Interest expense	20,041	5,435	15,008
Net interest income	97,621	87,732	79,810
Provision for credit losses	6,155	(12,400)	29,600
Net interest income after provision for credit losses	91,466	100,132	50,210
Noninterest income	9,580	17,101	27,353
Noninterest expenses	62,933	56,430	53,744
Income before income tax expense	38,113	60,803	23,819
Income tax expense	8,998	14,092	5,491
Net income	29,115	46,711	18,328
Preferred stock dividends	-	-	-
Net income available to common shareholders	$29,115	46,711	18,328
PER COMMON SHARE DATA
Basic	$3.66	5.96	2.37
Diluted	3.61	5.85	2.34
Book value	36.76	35.07	29.37
Weighted average number of common shares outstanding:
Basic, in thousands	7,958	7,844	7,719
Diluted, in thousands	8,072	7,989	7,824
SELECTED FINANCIAL RATIOS
Performance Ratios:
Return on average assets	0.90%	1.75%	0.76%
Return on average equity	10.20%	18.64%	8.49%
Return on average common equity	10.20%	18.64%	8.49%
Net interest margin, tax equivalent(2)	3.19%	3.45%	3.55%
Efficiency ratio (3)	58.71%	53.83%	50.15%
Asset Quality Ratios:
Nonperforming assets to total loans (1)	0.08%	0.20%	0.43%
Nonperforming assets to total assets	0.07%	0.17%	0.37%
Net charge-offs to average total loans	(0.05%)	0.06%	0.10%
Allowance for credit losses to nonperforming loans	1,470.74%	625.16%	547.14%
Allowance for credit losses to total loans	1.18%	1.22%	2.06%
Holding Company Capital Ratios:
Total risk-based capital ratio	12.91%	14.90%	14.38%
Tier 1 risk-based capital ratio	10.88%	12.65%	11.97%
Leverage ratio	9.17%	10.19%	9.70%
Common equity tier 1 ratio(4)	10.44%	12.09%	11.32%
Tangible common equity(5)	7.98%	9.50%	9.20%
Growth Ratios:
Change in assets	26.20%	17.84%	9.50%
Change in loans	31.47%	16.19%	10.26%
Change in deposits	22.23%	19.65%	14.21%
Change in net income to common shareholders	-37.67%	154.86%	-34.21%
Change in earnings per common share - diluted	-38.29%	150.00%	-34.64%

Footnotes to table:
(1)	Excludes loans held for sale.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Noninterest expense divided by the sum of net interest income and noninterest income.
(4)	The common equity tier 1 ratio is calculated as the sum of common equity divided by risk-weighted assets.
(5)	The common equity ratio is calculated as total equity less preferred stock divided by total assets.

CRITICAL ACCOUNTING ESTIMATES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the U.S. and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements as of December 31, 2022.

Certain accounting policies inherently involve a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. We consider these accounting policies and estimates to be critical accounting policies. We have identified the determination of the allowance for credit losses, the fair valuation of financial instruments and income taxes to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management has reviewed and approved these critical accounting policies and estimates and has discussed these policies with the Company’s Audit Committee.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) is management’s current estimate of expected credit losses that will result from the inability of our borrowers to make required loan payments, with particular applicability on our balance sheet to loans and unfunded loan commitments. Estimating the amount of the ACL requires significant judgment and the use of estimates related to historical experience, current conditions, reasonable and supportable forecasts, and the value of collateral on collateral-dependent loans. Credit losses are charged against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

There are many factors affecting the ACL; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all the potential factors that could potentially result in credit losses, the process includes subjective elements and is susceptible to significant change. To the extent actual outcomes are worse than management estimates, additional provision for credit losses could be required that could adversely affect our earnings or financial position in future periods.

See Note 1 – Summary of Significant Accounting Policies and Activities for further detailed descriptions of our estimation process and methodology related to the ACL. See also Note 4 – Loans and Allowance for Credit Losses and “Provision for Credit Losses” in this MD&A.

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

RESULTS OF OPERATIONS

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the years ended December 31, 2022, 2021, and 2020, our net interest income was $97.6 million, $87.7 million, and $79.8 million, respectively. The $9.9 million, or 11.3%, increase in net interest income during 2022, compared to 2021, was driven by a $525.0 million increase in average earning assets, partially offset by a $401.0 million increase in our average interest-bearing liabilities. The increase in average earning assets was primarily related to an increase in average loans, while the increase in average interest-bearing liabilities was primarily driven by an increase in interest-bearing deposits. During 2021, our net interest income increased $7.9 million, or 9.9%, compared to 2020, while average interest-earning assets increased $249.1 million and average interest-bearing liabilities increased $69.7 million.

Interest income for the years ended December 31, 2022, 2021, and 2020 was $117.7 million, $93.2 million, and $94.8 million, respectively. A significant portion of our interest income relates to our strategy to maintain a large portion of our assets in higher earning loans compared to lower yielding investments and federal funds sold. As such, 97.1% of our interest income related to interest on loans during 2022, compared to 98.3% during 2021 and 98.2% during 2020. Also, included in interest income on loans was $1.7 million related to the net amortization of loan fees and capitalized loan origination costs for the year ended December 31, 2022 and $1.4 million for the years ended December 31, 2021 and 2020.

Interest expense was $20.0 million, $5.4 million, and $15.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. Interest expense on deposits for 2022 represented 90.3% of total interest expense, compared to 71.9% for 2021, and 87.0% for 2020, while interest expense on borrowings represented 9.7% of total interest expense for 2022, compared to 28.1% for 2021, and 13.0% for 2020. The increase in interest expense on deposits during 2022 resulted from an increase in the rate paid on deposit balances which relates to the Federal Reserve’s 425 basis point increase in the federal funds rate.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during 2022, 2021, and 2022. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning and interest-bearing accounts.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities at December 31, 2022, 2021 and 2020. We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. Nonaccrual loans are included in earning assets in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

Average Balances, Income and Expenses, Yields and Rates

	For the Year Ended December 31,
	2022			2021			2020
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$88,077	$1,439	1.63%	$123,379	$233	0.19%	$105,344	$270	0.26%
Investment securities, taxable	97,328	1,793	1.84%	92,812	1,110	1.20%	74,517	1,253	1.68%
Investment securities, nontaxable (1)	10,604	256	2.41%	11,331	292	2.58%	6,262	210	3.36%
Loans (2)	2,870,733	114,233	3.98%	2,314,257	91,599	3.96%	2,106,569	93,133	4.42%
Total earning assets	3,066,742	117,721	3.84%	2,541,779	93,234	3.67%	2,292,692	94,866	4.14%
Nonearning assets	157,380			126,654			103,212
Total assets	$3,224,122			$2,668,433			$2,395,904
Interest-bearing liabilities
NOW accounts	$374,956	816	0.22%	$306,669	204	0.07%	$255,514	352	0.14%
Savings & money market	1,364,961	13,138	0.96%	1,176,820	2,454	0.21%	1,003,339	7,513	0.75%
Time deposits	301,793	4,148	1.37%	176,301	1,251	0.71%	301,078	5,190	1.72%
Total interest-bearing deposits	2,041,710	18,102	0.89%	1,659,790	3,909	0.24%	1,559,931	13,055	0.84%
FHLB advances and other borrowings	19,614	209	1.07%	704	11	1.56%	30,990	338	1.09%
Subordinated debt	36,156	1,730	4.78%	36,049	1,515	4.20%	35,940	1,615	4.49%
Total interest-bearing liabilities	2,097,498	20,041	0.96%	1,696,543	5,435	0.32%	1,626,861	15,008	0.92%
Noninterest-bearing liabilities	841,233			721,267			553,098
Shareholders’ equity	285,409			250,623			215,945
Total liabilities and shareholders’ equity	$3,224,122			$2,668,433			$2,395,904
Net interest spread			2.88%			3.35%			3.22%
Net interest income(tax equivalent)/margin		$97,680	3.19%		$87,799	3.45%		$79,858	3.48%
Less: tax-equivalent adjustment (1)		(59)			(67)			(48)
Net interest income		$97,621			$87,732			$79,810

(1)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(2)	Includes loans held for sale and nonaccrual loans.

Our net interest margin, on a tax-equivalent basis (TE), was 3.19%, 3.45% and 3.48% for the years ended December 31, 2022, 2021 and 2020, respectively. Our net interest margin (TE) decreased 26 basis points in 2022, compared to 2021, due to higher costs on our interest-bearing liabilities, partially offset by an increase in yield on our interest- earning assets. During 2021, our net interest margin decreased three basis points, compared to 2020, due to the growth in average interest-earning assets at reduced yields being greater than the growth in interest-bearing liabilities which were also at reduced rates.

Our average interest-earning assets increased by $525.0 million during the year ended December 31, 2022, compared to 2021, while the related yield on our interest-earning assets increased by 17 basis points. The increase in average interest-earning assets was driven by a $556.5 million increase in average loan balances, partially offset by a $35.3 million decrease in federal funds sold and interest-bearing deposits with banks. In addition, the increase in yield on our interest earning assets was driven by a 144 basis point increase in the yield on our federal funds sold and other interest-bearing deposits which repriced as the Federal Reserve increased the federal funds rate by 425 basis points during 2022.

During the year ended December 31, 2021, our average interest-earning assets increased by $249.1 million, compared to 2020, while the yield on our interest-earning assets decreased by 47 basis points. The increase in average interest-earning assets was driven primarily by a $207.7 million increase in average loan balances combined with an $18.0 million increase in federal funds sold and interest-bearing deposits with banks. In addition, the reduction in yield on our interest earning assets was driven by a 46 basis point decrease in loan yield as our loan portfolio was impacted by the Federal Reserve’s aggregate 225 basis point interest rate reduction from July 2019 to March 2020.

Our average interest-bearing liabilities increased by $401.0 million during 2022 while the cost of our interest-bearing liabilities increased by 64 basis points. The increase in average interest-bearing liabilities was driven primarily by a $381.9 million increase in average interest-bearing deposits at an average rate of 0.89%. During 2021, our average interest-bearing liabilities increased by $69.7 million, compared to 2020, while the cost of our interest-bearing liabilities decreased by 60 basis points.

Our net interest spread was 2.88% for the year ended December 31, 2022, compared to 3.35% for the same period in 2021 and 3.22% for 2020. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 64 basis point increase in the cost of our interest-bearing liabilities, partially offset by a 17 basis point increase in yield on our interest-earning assets resulted in a 47 basis point decrease in our net interest spread for the 2022 period. We anticipate continued pressure on our net interest spread and net interest margin in future periods as our deposits continue to reprice immediately with increases in the fed funds rate, compared to our loan portfolio which reprices as loans are originated or renewed.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Years Ended
	December 31, 2022 vs. 2021				December 31, 2021 vs. 2020
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$22,025	491	118	22,634	$9,182	(9,754)	(962)	(1,534)
Investment securities	49	585	21	655	409	(380)	(109)	(80)
Federal funds sold	(67)	1,782	(509)	1,206	46	(71)	(12)	(37)
Total interest income	22,007	2,858	(370)	24,495	9,637	(10,205)	(1,083)	(1,651)
Interest expense
Deposits	838	10,997	2,358	14,193	6,455	(10,439)	(5,162)	(9,146)
FHLB advances and other borrowings	294	(3)	(94)	197	(330)	146	(143)	(327)
Subordinated debt	4	211	1	216	5	(105)	-	(100)
Total interest expense	1,136	11,205	2,265	14,606	6,130	(10,398)	(5,305)	(9,573)
Net interest income	$20,871	(8,347)	(2,635)	9,889	$3,507	193	4,222	7,922

Net interest income, the largest component of our income, was $97.6 million for the year ended December 31, 2022, a $9.9 million increase from net interest income of $87.7 million for the year ended December 31, 2021. The increase in net interest income was driven by a $24.5 million increase in interest income, partially offset by a $14.6 million increase in interest expense. The $556.5 million increase in average loan balances was the primary driver of the increase in interest income, while the 65 basis point increase in deposit costs drove the increase in interest expense.

Net interest income was $87.7 million for the year ended December 31, 2021, a $7.9 million increase from net interest income of $79.8 million for the year ended December 31, 2020. The increase in net interest income was driven by a $9.6 million decrease in interest expense, partially offset by a $1.7 million decrease in interest income. Reduced rates on our interest-bearing liabilities was the primary driver of the decrease in interest expense which was partially offset by a $69.7 million increase in the average balance of those liabilities. Interest income decreased $1.7 million driven by a decrease in rates on interest earning assets.

Provision for Credit Losses

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for credit losses and reserve for unfunded commitments at levels consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. On January 1, 2022, we adopted the Current Expected Credit Loss (CECL) methodology for estimating credit losses, which resulted in an increase of $1.5 million in our allowance for credit losses and an increase of $2.0 million in our reserve for unfunded commitments. The tax-effected impact of these two items amounted to $2.8 million and was recorded as an adjustment to our retained earnings as of January 1, 2022. We review the adequacy of the allowance for credit losses on a quarterly basis. Please see the discussion below under “Results of Operations – Allowance for Credit Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

There was a $6.2 million provision for credit losses for the year ended December 31, 2022, compared to reversal of $12.4 million and an expense of $29.6 million for the years ended December 31, 2021 and 2020, respectively. The $6.2 million provision during 2022, which included a $780,000 provision for unfunded commitments, was driven primarily by $783.5 million in loan growth during the year, combined with a $259.6 million increase in unfunded commitments. In addition, to loan growth, the provision for credit losses was impacted by slightly lower expected loss rates due to historically low charge-offs during the 12 months ended December 31, 2022 while minor adjustments to two internal qualitative factors increased the qualitative component of the allowance and related provision expense. The $12.4 million reversal of provision during 2021 related to a reduction in qualitative adjustment factors driven by the overall improvement in economic conditions as well as improvement in the credit quality of our portfolio following the pandemic. The $29.6 million provision recorded during 2020 was driven by an increase to our qualitative environmental factors related to the uncertain economic and business conditions arising from the pandemic at both the national and regional levels.

Following is a summary of the activity in the allowance for credit losses.

	December 31,
(dollars in thousands)	2022	2021	2020
Balance, beginning of period	$30,408	44,149	16,642
Adjustment for CECL	1,500	-	-
Provision for (reversal of) credit losses	5,375	(12,400)	29,600
Loan charge-offs	(485)	(2,166)	(3,414)
Loan recoveries	1,841	825	1,321
Net loan (charge-offs) recoveries	1,356	(1,341)	(2,093)
Balance, end of period	$38,639	30,408	44,149

As of December 31, 2022, the allowance for credit losses totaled $38.6 million, or 1.18% of gross loans. In comparison, the allowance for credit losses totaled $30.4 million as of December 31, 2021, or 1.22% of gross loans, and $44.1 million as of December 31, 2020, or 2.06% of gross loans.

During the year ended December 31, 2022, we had net recoveries of $1.4 million, consisting of $1.8 million of recoveries on loans previously charged-off, partially offset by $485 thousand of loans charged-off in the current year. In addition, nonperforming assets decreased to 0.07% of total assets while our level of classified assets decreased to 4.72% at December 31, 2022.

We reported net charge-offs of $1.3 million and $2.1 million for the years ended December 31, 2021 and 2020, respectively, including recoveries of $825,000 and $1.3 million in 2021 and 2020, respectively. The net charge-offs of $1.3 million and $2.1 million during 2021 and 2020, respectively, represented 0.06% and 0.10% of the average outstanding loan portfolios for 2021 and 2020, respectively.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Year ended December 31,
(dollars in thousands)	2022	2021	2020
Mortgage banking income	$4,198	11,376	19,785
Service fees on deposit accounts	782	757	860
ATM and debit card income	2,225	2,092	1,741
Income from bank owned life insurance	1,289	1,231	1,091
Net lender fees on PPP loan sale	-	268	2,247
Other income	1,086	1,377	1,629
Total noninterest income	$9,580	17,101	27,353

Noninterest income was $9.6 million for the year ended December 31, 2022, a $7.5 million, or 44.0%, decrease compared to noninterest income of $17.1 million for the year ended December 31, 2021. The decrease in noninterest income during 2022, compared to 2021, resulted primarily from the following:

●	Mortgage banking income decreased $7.2 million, or 63.1%, driven by low inventory in the housing market, lower refinance volumes, and a decrease in margin on loan sales. During 2022, purchase transactions accounted for approximately 84% of our mortgage volume compared to 40% in 2021 as refinance transactions diminished due to the higher mortgage rates in the current year.

●	Other income decreased due to a loss on disposal of fixed assets of $439,000 resulting from the disposal of assets from our prior headquarters building.

Offsetting these decreases in noninterest income were increases in service fees on deposit accounts and ATM and debit card income due to growth in our client base and transaction volume.

Noninterest income was $17.1 million for the year ended December 31, 2021, a $10.3 million, or 37.5%, decrease compared to noninterest income of $27.4 million for the year ended December 31, 2020. The decrease in noninterest income during 2021, compared to 2020, resulted primarily from the following:

●	Mortgage banking income decreased $8.4 million, or 42.5%, driven by low inventory in the housing market, lower refinance volumes, and a decrease in margin on loan sales.

●	Service fees on deposit accounts declined $103,000, or 12.0%, related primarily to a reduction in Non-sufficient Funds (“NSF”) income and lockbox services income.

●	Net lender fees on PPP loan sale totaled $2.2 million during the 2020 period due to net fee income on the PPP loans we originated and then sold to a third party during the second quarter of 2020.

Offsetting these decreases in noninterest income was an increase in ATM and debit card income which was driven by additional transaction volume and an increase in bank owned life insurance as we purchased $7.5 million in additional life insurance.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses.

	Years ended December 31,
(dollars in thousands)	2022	2021	2020
Compensation and benefits	$38,790	36,103	34,681
Occupancy	9,105	6,956	6,232
Other real estate owned expenses, net	-	385	1,223
Outside service and data processing costs	6,112	5,468	4,860
Insurance	1,686	1,149	1,380
Professional fees	2,635	2,589	2,275
Marketing	1,216	905	690
Other	3,389	2,875	2,403
Total noninterest expenses	$62,933	56,430	53,744

Noninterest expenses were $62.9 million for the year ended December 31, 2022, a $6.5 million, or 11.5%, increase from noninterest expense of $56.4 million for 2021.

The increase in total noninterest expenses during 2022, compared to 2021, resulted primarily from the following:

●	Compensation and benefits expense increased $2.7 million, or 7.4%, during 2022 relating primarily to a $5.2 million increase in salaries and incentive compensation, partially offset by a $2.4 million decrease in mortgage commissions paid on sales activity. During 2022, we grew by 15 employees who were hired primarily to grow our footprint in each of our South Carolina, North Carolina, and Georgia markets.

●	Occupancy expenses increased $2.1 million, or 30.9%, driven by increased depreciation, insurance, property taxes and maintenance expenses primarily related to our new headquarters building.

●	Outside service and data processing costs increased $644,000, or 11.8%, primarily due to increased electronic banking, software licensing costs and ATM card related expenses.

●	Insurance expenses increased $537,000, or 46.7%, related to higher FDIC insurance premiums.

●	Marketing expenses increased $311,000, or 34.4%, driven by an increase in community sponsorships and business development.

●	Other noninterest expenses increased $514,000, or 17.9%, due primarily to an increase in travel expenses between our eight markets, deposit account losses, and staff related expenses.

Partially offsetting the above increases were the following decreases in noninterest expense:

●	Other real estate owned expenses decreased $385,000 due to the sale of one commercial property in 2021.

Noninterest expenses were $56.4 million for the year ended December 31, 2021, a $2.7 million, or 5.0%, increase from noninterest expense of $53.7 million for 2020.

The increase in total noninterest expenses during 2021, compared to 2020, resulted primarily from the following:

●	Compensation and benefits expense increased $1.4 million, or 4.1%, during 2021 relating primarily to a $2.5 million increase in salaries and incentive compensation, partially offset by a $1.3 million decrease in mortgage commissions paid on sales activity. During 2021, we grew by 24 employees, 13 of which were hired to support growth in our North Carolina offices.

●	Occupancy expenses increased $724,000, or 11.6%, driven by increased rent expense and depreciation on our new office in Charlotte, North Carolina as well as additional depreciation, insurance, property taxes and maintenance expenses related to all of our properties.

●	Outside service and data processing costs increased $608,000, or 12.5%, primarily due to increased electronic banking, software licensing costs and ATM card related expenses.

●	Professional fees increased $314,000, or 13.8%, driven by increased audit, legal and various consulting fees.

Partially offsetting the above increases were the following decreases in noninterest expense:

●	Other real estate owned expenses decreased $838,000 due to one large valuation adjustment on a commercial property in 2020.

●	Insurance expenses decreased $231,000, or 16.7%, resulting primarily from reduced FDIC assessments during 2021.

Our efficiency ratio was 58.7% for 2022 compared to 53.8% for 2021. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The increase during the 2022 period relates primarily to the decrease in noninterest income, combined with the increase in noninterest expense compared to 2021.

Income Taxes

Income tax expense was $9.0 million, $14.1 million and $5.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Our effective tax rate was 23.6% for the year ended December 31, 2022, compared to 23.2% for 2021, and 23.1% for 2020. The increase in the effective rate for the 2022 and 2021 periods is related to the lesser impact of tax-exempt income and equity compensation transactions that occurred during the respective periods.

Investment Securities

At December 31, 2022 and 2021, our investment securities portfolio was $104.2 million and $124.3 million, respectively, and represented approximately 2.8% and 4.2% of our total assets, respectively. Our available for sale investment portfolio included Corporate bonds, US treasuries, US agency securities, SBA securities, state and political subdivisions, asset-backed securities, and mortgage-backed securities with a fair value of $93.3 million and amortized cost of $110.3 million for an unrealized loss of $17.0 million at December 31, 2022 compared to a fair value of $120.3 million and amortized cost of $121.2 million for an unrealized loss of $937,000 at December 31, 2021.

The amortized costs and the fair value of our investments are as follows.

	December 31,
	2022		2021		2020
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Available for Sale
Corporate bonds	$2,172	1,883	2,198	2,188	-	-
US treasuries	999	871	999	992	-	-
US government agencies	13,007	10,617	14,504	14,169	6,500	6,493
SBA securities	-	-	429	438	504	485
State and political subdivisions	22,910	18,906	24,887	25,176	18,614	19,388
Asset-backed securities	6,435	6,229	10,136	10,164	11,587	11,529
Mortgage-backed securities	64,800	54,841	68,065	67,154	56,229	56,834
Total	$110,323	93,347	121,218	120,281	93,434	94,729

Contractual maturities and yields on our investments are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2022
	Less Than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
Corporate bonds	$-	-	$-	-	$1,883	2.00%	$-	-	$1,883	2.00%
US treasuries	-	-	-	-	871	1.27%	-	-	871	1.27%
US government agencies	-	-	3,223	0.85%	7,394	1.55%	-	-	10,617	1.34%
State and political subdivisions	-	-	460	2.13%	5,382	1.80%	13,064	2.16%	18,906	2.05%
Asset-backed securities	-	-	-	-	554	4.77%	5,675	5.14%	6,229	5.10%
Mortgage-backed securities	-	-	4,594	1.13%	3,959	1.60%	46,288	1.90%	54,841	1.82%
Total	$-	-	$8,277	1.08%	$20,043	1.75%	$65,027	2.24%	$93,347	2.03%

Other investments are comprised of the following and are recorded at cost which approximates fair value.

	December 31,
(dollars in thousands)	2022	2021
Federal Home Loan Bank stock	$9,250	1,241
Other investments	1,180	2,377
Investment in Trust Preferred subsidiaries	403	403
Total	$10,833	4,021

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the years ended December 31, 2022 and 2021 were $2.87 billion and $2.31 billion, respectively. Before allowance for credit losses, total loans outstanding at December 31, 2022 and 2021 were $3.27 billion and $2.49 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of December 31, 2022, our loan portfolio included $2.78 billion, or 84.8%, of real estate loans, compared to $2.13 billion, or 85.5%, as of December 31, 2021. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. In addition to traditional residential mortgage loans, we issue second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $179.3 million as of December 31, 2022, of which approximately 48% were in a first lien position, while the remaining balance was second liens, compared to $154.8 million as of December 31, 2021, of which approximately 49% were in first lien positions and the remaining balance was in second liens. The average home equity loan had a balance of approximately $84,000 and a loan to value of approximately 73% as of December 31, 2022, compared to an average loan balance of $81,000 and a loan to value of approximately 62% as of December 31, 2021. Further, 0.6% and 1.0% of our total home equity lines of credit were over 30 days past due as of December 31, 2022 and 2021, respectively.

Following is a summary of our loan composition for each of the last three years ended December 31, 2022. Of the $783.5 million in loan growth in 2022, $500.0 million of growth was in commercial related loans, while $283.4 million of growth was in consumer related loans, specifically consumer real estate mortgages which grew by $236.9 million during 2022. The increase in consumer real estate loans is related to our focus to continue to originate high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $468,000, a term of 22 years, and an average rate of 3.71%.

	December 31,
	2022		2021		2020
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$612,901	18.7%	$488,965	19.6%	$433,320	20.2%
Non-owner occupied RE	862,579	26.3%	666,833	26.8%	585,269	27.3%
Construction	109,726	3.4%	64,425	2.6%	61,467	2.9%
Business	468,112	14.3%	333,049	13.4%	307,599	14.4%
Total commercial loans	2,053,318	62.7%	1,553,272	62.4%	1,387,655	64.8%
Consumer
Real estate	931,278	28.4%	694,401	27.9%	536,311	25.0%
Home equity	179,300	5.5%	154,839	6.2%	156,957	7.3%
Construction	80,415	2.5%	59,846	2.4%	40,525	1.9%
Other	29,052	0.9%	27,519	1.1%	21,419	1.0%
Total consumer loans	1,220,045	37.3%	936,605	37.6%	755,212	35.2%
Total gross loans, net of deferred fees	3,273,363	100.0%	2,489,877	100.0%	2,142,867	100.0%
Less – allowance for credit losses	(38,639)		(30,408)		(44,149)
Total loans, net	$3,234,724		$2,459,469		$2,098,718

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

The following table summarizes the composition and maturities of the loan portfolio.

	December 31, 2022
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$10,574	133,017	420,881	48,429	612,901
Non-owner occupied RE	44,570	419,976	371,208	26,825	862,579
Construction	5,509	36,537	61,009	6,671	109,726
Business	96,157	194,489	173,259	4,207	468,112
Total commercial loans	156,810	784,019	1,026,357	86,132	2,053,318
Consumer
Real estate	12,137	38,948	260,005	620,188	931,278
Home equity	1,336	20,933	151,696	5,335	179,300
Construction	665	182	23,788	55,780	80,415
Other	3,926	21,890	2,458	778	29,052
Total consumer loans	18,064	81,953	437,947	682,081	1,220,045
Total gross loan, net of deferred fees	$174,874	865,972	1,464,304	768,213	3,273,363

The following table summarizes the loans due after one year by category.

	Interest Rate
(dollars in thousands)	Fixed	Floating or Adjustable
Commercial
Owner occupied RE	$598,513	3,814
Non-owner occupied RE	742,763	75,246
Construction	90,246	13,971
Business	298,866	73,089
Total commercial loans	1,730,388	166,120
Consumer
Real estate	919,130	11
Home equity	14,173	163,791
Construction	79,750	-
Other	19,113	6,013
Total consumer loans	1,032,166	169,815
Total gross loan, net of deferred fees	$2,762,554	335,935

Nonperforming Assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans for the five years ended December 31, 2022. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status.

	December 31,
(dollars in thousands)	2022	2021	2020
Commercial
Non-owner occupied RE	$247	270	1,143
Construction	-	-	139
Business	182	-	195
Consumer
Real estate	207	989	2,536
Home equity	195	653	547
Nonaccruing troubled debt restructurings (TDRs)	1,796	2,952	3,509
Total nonaccrual loans, including nonaccruing TDRs	2,627	4,864	8,069
Other real estate owned	-	-	1,169
Total nonperforming assets	$2,627	4,864	9,238
Asset Quality Ratios:
Nonperforming assets/total assets	0.07%	0.17%	0.37%
Nonaccrual loans/gross loans	0.08%	0.20%	0.38%
Total loans over 90 days past due (1)	$402	554	2,296
Loans over 90 days past due and still accruing	-	-	-
Accruing troubled debt restructurings	4,503	3,299	4,893

(1)	Loans over 90 days are included in nonaccrual loans

At December 31, 2022, nonperforming assets were $2.6 million, or 0.07% of total assets and 0.08% of gross loans, compared to $4.9 million, or 0.17% of total assets and 0.20% of gross loans at December 31, 2021. Nonaccrual loans decreased $2.2 million to $2.6 million at December 31, 2022 from $4.9 million at December 31, 2021. During 2022, we added seven new loans totaling $1.3 million to nonaccrual, while two loans totaling $1.4 million paid off, eight loans totaling $1.7 million were returned to accruing status and one loan totaling $171,000 was charged off. The amount of foregone interest income on the nonaccrual loans as of December 31, 2022 and 2021 was approximately $28,000 and $55,000, respectively, for the twelve-month periods.

A significant portion, or 93.1%, of nonaccrual loans at December 31, 2022 were secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. As a result of this level of coverage on nonaccrual loans, we believe the allowance for credit losses of $38.6 million for the year ended December 31, 2022 is adequate.

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

In addition, approximately 85% of our loans are collateralized by real estate and approximately 82% of our individually evaluated loans are secured by real estate. We use third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to review individually evaluated loans at least annually and determine whether it is necessary to obtain an updated appraisal, either through a new external appraisal or an internal appraisal evaluation. We individually review our individually evaluated loans on a quarterly basis to determine the level of impairment. As of December 31, 2022, we do not have any individually evaluated loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for individually evaluated loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At December 31, 2022, individually evaluated loans totaled approximately $7.1 million for which $6.8 million of these loans have a reserve of approximately $1.3 million allocated in the allowance. During 2022, the average recorded investment in individually evaluated loans was approximately $7.6 million. At December 31, 2021, impaired loans totaled approximately $8.2 million for which $2.9 million of these loans had a reserve of approximately $836,000 allocated in the allowance. During 2021, the average recorded investment in impaired loans was approximately $12.5 million.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of December 31, 2022 and 2021, we had $6.3 million in loans that we considered TDRs. As permitted by the CARES Act, we do not consider loan modifications to borrowers affected by COVID-19 to be TDRs unless the borrower was 30 days or more past due as of December 31, 2019, (ii) the modifications were related to COVID-19, and (iii) the modification occurred between March 1, 2020 and January 1, 2022. See Notes 1 and 5 to the Consolidated Financial Statements for additional information on TDRs.

Allowance for Credit Losses

At December 31, 2022 and December 31, 2021, the allowance for credit losses was $38.6 million and $30.4 million, respectively, or 1.18% and 1.22% of outstanding loans, respectively. The allowance for credit losses as a percentage of our outstanding loan portfolio decreased from the prior year primarily to historically low loan charge-offs which factors into the expected loss rate on our current loan portfolio. In addition, the credit quality of our loan portfolio improved with our nonperforming assets decreasing to 0.07% compared to 0.17%, as a percentage of total assets, at December 31, 2022 and 2021, respectively. However, our classified assets decreased to 4.72% of capital as of December 31, 2022, compared to 12.6% of capital as of December 31, 2021 due to the five hotel loans that were downgraded during the first quarter of 2021. See Note 4 to the Consolidated Financial Statements for more information on our allowance for credit losses.

The negative provision during 2021 was driven by a reduction in qualitative adjustment factors related to the overall improvement in economic conditions at both the national and regional levels as well as improvement in the credit quality of our loan portfolio.

The following table summarizes the net charge-off detail as a percentage of average loans by loan composition for the three years ended December 31, 2022.

	Year ended December 31,
	2022		2021		2020
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Net charge-offs:
Commercial
Owner occupied RE	$-	-	$94	0.00%	$(29)	0.00%
Non-owner occupied RE	1,540	0.05%	(573)	0.03%	(838)	0.04%
Business	153	0.01%	(943)	0.04%	(839)	0.04%
Total commercial	1,693	0.06%	(1,422)	0.06%	(1,706)	0.08%
Consumer
Real estate	-	0.00%	18	0.00%	(116)	0.01%
Home equity	(247)	0.01%	62	0.00%	(230)	0.01%
Other	(90)	0.00%	1	0.00%	(41)	0.00%
Total consumer	(337)	0.00%	81	0.00%	(387)	0.02%
Net loan (charge-offs) recoveries	$1,356		$(1,341)		$(2,093)
Net loan (charge-offs) recoveries as a % of average loans		(0.05%)		0.06%		0.10%

The following table summarizes the allocation of the allowance for credit losses among the various loan categories.

	Year ended December 31,
	2022		2021
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Commercial
Owner occupied RE	$5,867	18.7%	$4,754	19.6%
Non-owner occupied RE	10,376	26.3%	10,518	26.8%
Construction	1,292	3.4%	625	2.6%
Business	7,861	14.3%	4,861	13.4%
Total commercial	25,396	62.7%	20,758	62.4%
Consumer
Real estate	9,487	28.4%	7,054	27.9%
Home equity	2,551	5.5%	1,698	6.2%
Construction	893	2.5%	578	2.4%
Other	312	0.9%	320	1.1%
Total consumer	13,243	37.3%	9,650	37.6%
Total allowance for credit losses	$38,639	100.0%	$30,408	100.0%

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

Our retail deposits represented $2.90 billion, or 92.5% of total deposits at December 31, 2022. At December 31, 2021, retail deposits represented $2.56 billion, or 100.0% of our total deposits at December 31, 2021. Brokered deposits were $236.2 million, representing 7.5% of our total deposits at December 31, 2022. Our loan-to-deposit ratio was 104%, 97%, and 100% at December 31, 2022, 2021, and 2020, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	December 31,
	2022		2021		2020
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$788,960	-%	$671,223	-%	$513,576	-%
Interest bearing demand deposits	374,956	0.22%	306,669	0.07%	255,514	0.14%
Money market accounts	1,323,487	0.99%	1,143,904	0.21%	981,226	0.76%
Savings accounts	41,474	0.05%	32,916	0.05%	22,113	0.05%
Time deposits less than $250,000	81,664	1.17%	78,487	0.80%	110,170	0.33%
Time deposits greater than $250,000	220,192	1.45%	97,814	0.59%	190,908	1.83%
Total deposits	$2,830,733	0.64%	$2,331,013	0.17%	$2,073,507	0.57%

During the 12 months ended December 31, 2022, our average transaction account balances increased by $374.2 million, or 17.4%, while our average time deposit balances increased by $125.6 million, or 71.2%. Core deposits exclude out-of-market deposits and time deposits of $250,000 or more and provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $2.76 billion, $2.48 billion, and $2.01 billion at December 31, 2022, 2021 and 2020, respectively.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $250,000 or more is as follows:

	December 31,
(dollars in thousands)	2022	2021
Three months or less	$235,216	35,151
Over three through six months	76,778	13,746
Over six through twelve months	35,681	20,521
Over twelve months	27,076	14,995
Total	$374,751	84,413

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2022 and December 31, 2021 were $374.8 million and $84.4 million, respectively, including wholesale deposits.

At December 31, 2022 and 2021, the Company estimates that it has approximately $1.4 billion and $1.2 billion, respectively, in uninsured deposits including related interest accrued and unpaid. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, the amounts above are estimates and are based on the same methodologies and assumptions used for the bank’s regulatory reporting requirements by the FDIC for the Call Report.

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

At December 31, 2022 and 2021, our cash and cash equivalents amounted to $170.9 million and $167.2 million, or 4.6% and 5.7% of total assets, respectively. Our investment securities at December 31, 2022 and 2021 amounted to $104.2 million and $124.3 million, or 2.8% and 4.2% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain five federal funds purchased lines of credit with correspondent banks totaling $118.5 million to meet short-term liquidity needs. There were no borrowings against the lines at December 31, 2022.

We are also a member of the FHLB of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2022 was $515.8 million, based on the Bank’s $9.3 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at December 31, 2022 we had $341.5 million of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $15.0 million, which was unused at December 31, 2022. The line of credit was renewed on December 21, 2021 at an interest rate of One Month CME Term SOFR plus 3.5% and a maturity date of December 20, 2023.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio should we be required to meet those needs.

Total shareholders’ equity was $294.5 million at December 31, 2022 and $277.9 million at December 31, 2021. The $16.6 million increase during 2022 is due primarily to net income to common shareholders of $29.1 million, stock option exercises and expenses of $2.9 million and $12.7 million loss in other comprehensive income. We also recorded a $2.8 million adjustment for the adoption of ASU 2016-13.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) for the three years ended December 31, 2022. Since our inception, we have not paid cash dividends.

	December 31,
(dollars in thousands)	2022	2021	2020
Return on average assets	0.90%	1.75%	0.76%
Return on average equity	10.20%	18.64%	8.49%
Return on average common equity	10.20%	18.64%	8.49%
Average equity to average assets ratio	8.85%	9.39%	9.01%
Tangible common equity to assets ratio	7.98%	9.50%	9.20%

Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for credit losses, subject to certain limitations. We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

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

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of December 31, 2022, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements. See Note 23 to the Consolidated Financial Statements for ratios of the Company.

	Actual		For capital adequacy purposes minimum (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Total Capital (to risk weighted assets)	$366,988	12.45%	$235,892	8.00%	$294,865	10.00%
Tier 1 Capital (to risk weighted assets)	330,108	11.20%	176,919	6.00%	235,892	8.00%
Common Equity Tier 1 (to risk weighted assets)	330,108	11.20%	132,689	4.50%	191,662	6.50%
Tier 1 Capital (to average assets)	330,108	9.43%	140,040	4.00%	175,050	5.00%

As of December 31, 2021
Total Capital (to risk weighted assets)	$331,052	14.36%	$184,418	8.00%	$230,522	10.00%
Tier 1 Capital (to risk weighted assets)	302,217	13.11%	138,313	6.00%	184,418	8.00%
Common Equity Tier 1 (to risk weighted assets)	302,217	13.11%	103,735	4.50%	149,839	6.50%
Tier 1 Capital (to average assets)	302,217	10.55%	114,537	4.00%	143,172	5.00%

As of December 31, 2020
Total Capital (to risk weighted assets)	$279,414	13.92%	$160,554	8.00%	$200,693	10.00%
Tier 1 Capital (to risk weighted assets)	254,092	12.66%	120,416	6.00%	160,554	8.00%
Common Equity Tier 1 (to risk weighted assets)	254,092	12.66%	90,312	4.50%	130,451	6.50%
Tier 1 Capital (to average assets)	254,092	10.26%	99,094	4.00%	123,867	5.00%

(1)	Ratios do not include the capital conservation buffer of 2.5%.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2022, unfunded commitments to extend credit were approximately $878.3 million, of which $318.9 million were at fixed rates and $559.4 million were at variable rates. At December 31, 2021, unfunded commitments to extend credit were $618.7 million, of which approximately $205.4 million were at fixed rates and $413.3 million were at variable rates. A majority of the unfunded commitments related to commercial business lines of credit and home equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2022 and 2021, there were $14.3 million and $10.2 million of commitments under letters of credit, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of December 31, 2022, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	(16.59)%
Up 200 basis points	(11.00)%
Up 100 basis points	(5.50)%
Base	-
Down 100 basis points	9.88%
Down 200 basis points	19.29%
Down 300 basis points	23.19%

Contractual Obligations

We have commitments with various investment partners under the Small Business Investment Company (“SBIC”) and the Rural Business Investment Company (“RBIC”) programs for which we have committed to make capital contributions from time to time. As of December 31, 2022, $1.7 million remained outstanding under these commitments.

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

The following table provides payments due by period for obligations under long-term borrowings and operating lease obligations as of December 31, 2022.

	December 31, 2022
	Payments Due by Period
(dollars in thousands)	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Four Years	After Five Years	Total
Certificates of deposit	$420,049	39,786	4,683	110	-	464,628
Subordinated debentures	-	-	-	-	36,214	36,214
Operating lease obligations	2,016	2,068	2,124	2,177	24,437	32,822
Total	$422,065	41,854	6,807	2,287	60,651	533,664

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

Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this evaluation under the COSO criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the internal control structure over financial reporting as of December 31, 2022 has been audited by Elliott Davis, LLC, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

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

Report of Independent Registered Public Accounting Firm (PCAOB ID 149)

To the Shareholders and Board of Directors of

Southern First Bancshares, Inc. and Subsidiary

Opinion on the Internal Control Over Financial Reporting

We have audited Southern First Bancshares, Inc. and Subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022 of the Company and our report dated February 13, 2023 expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

February 13, 2023

Report of Independent Registered Public Accounting Firm (PCAOB ID 149)

To the Shareholders and Board of Directors of

Southern First Bancshares, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southern First Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 13, 2023, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2022 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Allowance for Credit Losses

As described in Note 4 to the Company’s financial statements, the Company has a gross loan portfolio of $3.3 billion and related allowance for credit losses of $38.6 million as of December 31, 2022. As described by the Company in Note 1, the Company calculates lifetime probability of default and loss given default rates based on historical loss experience, which is used to calculate expected losses based on the pool’s loss rate and the age of loans in the pool. Management also considers further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that exist for the period over which historical information is evaluated as well as other changes in qualitative factors not inherently considered in the quantitative analyses. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management but measured by objective measurements period over period. The data for each measurement may be obtained from internal or external sources. These adjustments are based upon quarterly trend assessments in certain economic factors as well as associate retention and turnover, portfolio concentrations, and growth characteristics.

We identified the Company’s estimate of the allowance for credit losses as a critical audit matter. The principal considerations for our determination of the allowance for credit losses as a critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these complex judgments and assumptions by the Company involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included the following:

•

We tested the design and operating effectiveness of controls relating to the Company’s determination of the allowance for credit losses, including controls over qualitative factors.

•

We evaluated the relevance and the reasonableness of assumptions related to evaluation of the loan portfolio, current and forecasted economic conditions, and other risk factors used in development of the qualitative factors.

•

We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, and other audit evidence gathered.

/s/ Elliott Davis, LLC

We have served as the Company’s auditor since 1999.

Greenville, South Carolina

February 13, 2023

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2022	2021
ASSETS
Cash and cash equivalents:
Cash and due from banks	$18,788	21,770
Federal funds sold	101,277	86,882
Interest-bearing deposits with banks	50,809	58,557
Total cash and cash equivalents	170,874	167,209
Investment securities:
Investment securities available for sale	93,347	120,281
Other investments	10,833	4,021
Total investment securities	104,180	124,302
Mortgage loans held for sale	3,917	13,556
Loans	3,273,363	2,489,877
Less allowance for credit losses	(38,639)	(30,408)
Loans, net	3,234,724	2,459,469
Bank owned life insurance	51,122	49,833
Property and equipment, net	99,183	92,370
Deferred income taxes, net	12,522	8,397
Other assets	15,459	10,412
Total assets	$3,691,981	2,925,548
LIABILITIES
Deposits	$3,133,864	2,563,826
Federal Home Loan Bank advances and other borrowings	175,000	-
Subordinated debentures	36,214	36,106
Other liabilities	52,391	47,715
Total liabilities	3,397,469	2,647,647
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 8,011,045 and 7,925,819 shares issued and outstanding at December 31, 2022 and 2021, respectively	80	79
Nonvested restricted stock	(3,306)	(1,435)
Additional paid-in capital	119,027	114,226
Accumulated other comprehensive loss	(13,410)	(740)
Retained earnings	192,121	165,771
Total shareholders’ equity	294,512	277,901
Total liabilities and shareholders’ equity	$3,691,981	2,925,548

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(dollars in thousands, except per share data)	2022	2021	2020
Interest income
Loans	$114,233	91,599	93,133
Investment securities	1,990	1,335	1,415
Federal funds sold and interest-bearing deposits with banks	1,439	233	270
Total interest income	117,662	93,167	94,818
Interest expense
Deposits	18,102	3,909	13,055
Borrowings	1,939	1,526	1,953
Total interest expense	20,041	5,435	15,008
Net interest income	97,621	87,732	79,810
Provision for (reversal of) credit losses	6,155	(12,400)	29,600
Net interest income after provision for credit losses	91,466	100,132	50,210
Noninterest income
Mortgage banking income	4,198	11,376	19,785
Service fees on deposit accounts	782	757	860
ATM and debit card income	2,225	2,092	1,741
Income from bank owned life insurance	1,289	1,231	1,091
Net lender fees on PPP loan sale	-	268	2,247
Other income	1,086	1,377	1,629
Total noninterest income	9,580	17,101	27,353
Noninterest expenses
Compensation and benefits	38,790	36,103	34,681
Occupancy	9,105	6,956	6,232
Other real estate owned expenses, net	-	385	1,223
Outside service and data processing costs	6,112	5,468	4,860
Insurance	1,686	1,149	1,380
Professional fees	2,635	2,589	2,275
Marketing	1,216	905	690
Other	3,389	2,875	2,403
Total noninterest expenses	62,933	56,430	53,744
Income before income tax expense	38,113	60,803	23,819
Income tax expense	8,998	14,092	5,491
Net income available to common shareholders	$29,115	46,711	18,328
Earnings per common share
Basic	$3.66	5.96	2.37
Diluted	$3.61	5.85	2.34
Weighted average common shares outstanding
Basic	7,958,294	7,843,692	7,718,615
Diluted	8,071,690	7,988,980	7,824,214

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(dollars in thousands)	2022	2021	2020
Net income	$29,115	46,711	18,328
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	(16,027)	(2,232)	1,675
Tax (expense) benefit	3,367	467	(352)
Reclassification of realized (gain) loss	(12)	3	(3)
Tax expense	2	(1)	1
Other comprehensive income (loss)	(12,670)	(1,763)	1,321
Comprehensive income	$16,445	44,948	19,649

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

							Accumulated
							other
					Nonvested	Additional	comprehensive
	Common stock		Preferred stock		restricted	paid-in	income	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	(loss)	Earnings	Total
December 31, 2019	7,672,678	$77	-	-	$(803)	$106,152	$(298)	$100,732	$205,860
Net income	-	-	-	-	-	-	-	18,328	18,328
Proceeds from exercise of stock options	93,870	1	-	-	-	1,387	-	-	1,388
Issuance of restricted stock, net of forfeitures	6,200	-	-	-	(275)	275	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	380	-	-	-	380
Compensation expense related to stock options, net of tax	-	-	-	-	-	1,017	-	-	1,017
Other comprehensive income	-	-	-	-	-	-	1,321	-	1,321
December 31, 2020	7,772,748	$78	-	$-	$(698)	$108,831	$1,023	$119,060	$228,294
Net income	-	-	-	-	-	-	-	46,711	46,711
Proceeds from exercise of stock options	127,871	1	-	-	-	3,011	-	-	3,012
Issuance of restricted stock, net of forfeitures	25,200	-	-	-	(1,236)	1,236	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	499	-	-	-	499
Compensation expense related to stock options, net of tax	-	-	-	-	-	1,148	-	-	1,148
Other comprehensive loss	-	-	-	-	-	-	(1,763)	-	(1,763)
December 31, 2021	7,925,819	$79	-	$-	$(1,435)	$114,226	$(740)	$165,771	$277,901
Adoption of ASU 2016-13	-	-	-	-	-	-	-	(2,765)	(2,765)
Net income	-	-	-	-	-	-	-	29,115	29,115
Proceeds from exercise of stock options	32,375	1	-	-	-	904	-	-	905
Issuance of restricted stock, net of forfeitures	52,851	-	-	-	(2,970)	2,970	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	1,099	-	-	-	1,099
Compensation expense related to stock options, net of tax	-	-	-	-	-	927	-	-	927
Other comprehensive loss	-	-	-	-	-	-	(12,670)	-	(12,670)
December 31, 2022	8,011,045	$80	-	$-	$(3,306)	$119,027	$(13,410)	$192,121	$294,512

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(dollars in thousands)	2022	2021	2020
Operating activities
Net income	$29,115	46,711	18,328
Adjustments to reconcile net income to cash provided by operating activities:
Provision for (reversal of) credit losses	6,155	(12,400)	29,600
Depreciation and other amortization	3,698	2,319	2,190
Accretion and amortization of securities discounts and premiums, net	694	935	710
Write-down of real estate owned	-	-	1,029
Loss on sale of other real estate owned	-	376	-
(Gain) loss on sale of investment securities available for sale	(12)	3	(3)
(Gain) loss on sale of fixed assets	394	(10)	(196)
Net change in operating leases	872	605	180
Compensation expense related to stock options and restricted stock grants	2,026	1,647	1,397
Gain on sale of loans held for sale	(2,914)	(13,676)	(21,186)
Loans originated and held for sale	(165,698)	(486,145)	(594,289)
Proceeds from sale of loans held for sale	178,251	546,522	582,264
Increase in cash surrender value of bank owned life insurance	(1,289)	(1,231)	(1,091)
(Increase) decrease in deferred tax asset	(22)	1,589	(2,741)
(Increase) decrease in other assets, net	(5,047)	2,126	(4,670)
Increase (decrease) in other liabilities, net	4,082	(11,302)	9,097
Net cash provided by operating activities	50,305	78,069	20,619
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(782,130)	(348,718)	(203,632)
Purchase of property and equipment	(13,950)	(26,509)	(7,276)
Purchase of investment securities:
Available for sale	(13,048)	(49,393)	(50,854)
Other investments	(27,751)	(2,250)	(2,338)
Proceeds from maturities, calls and repayments of investment securities:
Available for sale	10,833	20,673	24,784
Other investments	20,939	1,861	5,651
Proceeds from sale of investment securities available for sale	12,429	-	-
Purchase of bank owned life insurance policies	-	(7,500)	-
Proceeds from sale of fixed assets	95	50	2,895
Proceeds from sale of other real estate owned	-	1,159	-
Net cash used for investing activities	(792,583)	(410,627)	(230,770)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	570,038	421,068	266,634
Increase (decrease) in Federal Home Loan Bank advances and other borrowings	175,000	(25,000)	(85,000)
Proceeds from the exercise of stock options	905	3,012	1,388
Net cash provided by financing activities	745,943	399,080	183,022
Net increase (decrease) in cash and cash equivalents	3,665	66,522	(27,129)
Cash and cash equivalents, beginning of year	167,209	100,687	127,816
Cash and cash equivalents, end of year	$170,874	167,209	100,687
Supplemental information
Cash paid for
Interest	$18,877	6,402	16,312
Income taxes	11,828	21,652	2,741
Schedule of non-cash transactions
Foreclosure of other real estate	-	367	2,198
Unrealized gain (loss) on securities, net of income taxes	(12,660)	(1,765)	1,323
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	595	10,221	2,115

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, derivatives, real estate acquired in settlement of loans, fair value of financial instruments, evaluating investment securities for credit impairment and valuation of deferred tax assets.

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

The Bank makes loans to individuals and businesses in the Upstate, Midlands, and Lowcountry regions of South Carolina as well as the Triangle, Triad and Charlotte regions of North Carolina and Atlanta, Georgia for various personal and commercial purposes. The Bank’s loan portfolio has a concentration of real estate loans. As of December 31, 2022 and 2021, real estate loans represented 84.8% and 85.5%, respectively, of total loans. However, borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

As of December 31, 2022, the Company’s and the Bank’s capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession, our reported and regulatory capital ratios could be adversely impacted by further credit losses.

The Company maintains access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the subsidiary bank. As of December 31, 2022, the $15.0 million line was unused.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest bearing deposits and federal funds sold. Cash and cash equivalents have original maturities of three months or less, and federal funds sold are generally purchased and sold for one-day periods. Accordingly, the carrying value of these instruments is deemed to be a reasonable estimate of fair value. At December 31, 2022 and 2021, included in cash and cash equivalents was $5.8 million and $5.2 million, respectively, on deposit with the Federal Reserve Bank.

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

Loans

Loans are stated at the principal balance outstanding. Unamortized net loan fees and the allowance for possible credit losses are deducted from total loans on the balance sheets. Interest income is recognized over the term of the loan based on the principal amount outstanding. The net of loan origination fees received and direct costs incurred in the origination of loans is deferred and amortized to interest income over the contractual life of the loans adjusted for actual principal prepayments using a method approximating the interest method.

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

Individually Evaluated Loans

Our individually evaluated loans include loans on nonaccrual status and loans modified in a troubled debt restructuring (“TDR”), whether on accrual or nonaccrual status. For loans that are classified as individually evaluated, an allowance is established when the fair value (discounted cash flows, collateral value, or observable market price) of the individually evaluated loan less costs to sell, are lower than the carrying value of that loan. A loan is considered individually evaluated when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due, among other factors. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as individually evaluated. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including, without limitation, the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and consumer loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

As permitted by the CARES Act, we do not consider loan modifications to borrowers affected by COVID-19 to be TDRs unless the borrower was 30 days or more past due as of December 31, 2019, (ii) the modifications were related to COVID-19, and (iii) the modification occurred between March 1, 2020 and January 1, 2022.

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

In the determination of the allowance for credit losses, management considers TDRs on commercial and consumer loans and subsequent defaults in these restructurings by measuring impairment, on a loan by loan basis, based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less costs to sell, if the loan is collateral dependent.

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

Income Taxes

The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for the purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Company believes that its income tax filing positions taken or expected to be taken on its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s federal and state income tax returns are open and subject to examination from the 2019 tax return year and forward.

Stock-Based Compensation

The Company has a stock-based employee compensation plan. Compensation cost is recognized for all stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant.

Adoption of New Accounting Standard

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The ASU introduced a new credit loss methodology, the Current Expected Credit Loss (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. Since its original issuance in 2016, the FASB has issued several updates to the original ASU.

The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities, and other receivables at the time the financial asset is originated or acquired. It also applies to off-balance sheet credit exposures, such as unfunded commitments to extend credit. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The methodology replaces the multiple existing impairment methods in current GAAP, which generally require that a loss be incurred before it is recognized. For available-for-sale securities where fair value is less than cost, credit-related impairment, if any, is recognized through an allowance for credit losses and adjusted each period for changes in credit risk.

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

Significant Accounting Policy Changes

Upon adoption of Topic 326, the Company revised the accounting policy for the Allowance for Credit Losses as detailed below.

Allowance for Credit Losses – Investment Securities

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

Changes in the allowance for credit losses under CECL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2022, there was no allowance for credit losses related to the available-for-sale portfolio. In addition, the Company had no held to maturity securities at December 31, 2022.

Accrued interest receivable on available for sale debt securities totaled $382,000 at December 31, 2022 and was excluded from the estimate of credit losses.

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

Management also considers further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that exist for the period over which historical information is evaluated as well as other changes in qualitative factors not inherently considered in the quantitative analyses. The Company generally utilizes a four-quarter forecast period in evaluating the appropriateness of the reasonable and supportable forecast scenarios which are incorporated through qualitative adjustments. There is immediate reversion to historical loss rates. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management but measured by objective measurements period over period. The data for each measurement may be obtained from internal or external sources. The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time. The resulting qualitative adjustments are applied to the relevant collectively evaluated loan pools. These adjustments are based upon quarterly trend assessments in certain economic factors such as labor, inflation, consumer sentiment and real disposable income, as well as associate retention and turnover, portfolio concentrations, and growth characteristics. The qualitative analysis increases or decreases the allowance allocation for each loan pool based on the assessment of factors described above.

Loans that do not share similar risk characteristics with the collectively evaluated pools are evaluated on an individual basis and are excluded from the collectively evaluated loan pools. Individual loan evaluations are generally performed for individually evaluated loans, which includes nonaccrual loans and loans modified in a troubled debt restructuring (“TDR”). Such loans are evaluated for credit losses based on either discounted cash flows or the fair value of collateral. The Company has elected the practical expedient under ASC 326 to estimate expected credit losses based on the fair value of collateral, which considers selling costs in the event sale of the collateral is expected. Loans for which terms have been modified in a TDR are evaluated using these same individual evaluation methods. In the event the discounted cash flow method is used for a TDR, the original interest rate is used to discount expected cash flows.

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

Accrued Interest Receivable

Accrued interest receivable related to loans totaled $8.9 million at December 31, 2022 and was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectable interest.

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

Newly Issued, But Not Yet Effective Accounting Standards

In March 2022, the FASB amended the Receivables–Troubled Debt Restructuring by Creditors subtopic and Financial Instruments–Credit Losses subtopic to the Accounting Standards Codification. The amendments eliminate the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, for public business entities, the amendments require disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20. The amendments are effective as of January 1, 2023 and will not have a material effect on the Company’s financial statements.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	December 31, 2022
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,172	-	289	1,883
US treasuries	999	-	128	871
US government agencies	13,007	-	2,390	10,617
State and political subdivisions	22,910	-	4,004	18,906
Asset-backed securities	6,435	-	206	6,229
Mortgage-backed securities
FHLMC	24,086	-	3,745	20,341
FNMA	35,141	-	5,520	29,621
GNMA	5,573	-	694	4,879
Total mortgage-backed securities	64,800	-	9,959	54,841
Total	$110,323	-	16,976	93,347

	December 31, 2021
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,198	-	10	2,188
US treasuries	999	-	7	992
US government agencies	14,504	1	336	14,169
SBA securities	429	9	-	438
State and political subdivisions	24,887	549	260	25,176
Asset-backed securities	10,136	45	17	10,164
Mortgage-backed securities
FHLMC	23,057	102	494	22,665
FNMA	40,924	235	660	40,499
GNMA	4,084	3	97	3,990
Total mortgage-backed securities	68,065	340	1,251	67,154
Total	$121,218	944	1,881	120,281

During 2022, approximately $12.6 million of investment securities were either sold or called, subsequently resulting in a gross gain on sale of investment securities of $83,000 and a gross loss on sale of investment securities of $71,000. During 2021, approximately $770,000 of investment securities were either sold or called, resulting in a gross gain on sale of investment securities of $6,000 and a gross loss on sale of investment securities of $9,000. During 2020, approximately $2.0 million of investment securities were either sold or called, resulting in a gross gain on sale of investment securities of $4,000 and a gross loss on sale of investment securities of $1,000.

The amortized costs and fair values of investment securities available for sale at December 31, 2022 and 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31, 2022		December 31, 2021
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due within one year	$-	-	$384	387
Due after one through five years	9,398	8,277	7,429	7,363
Due after five through ten years	24,436	20,043	27,298	26,953
Due after ten years	76,489	65,027	86,107	85,578
	$110,323	93,347	$121,218	120,281

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2022 and 2021.

		December 31, 2022
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
As of December 31, 2022
Available for sale
Corporate bonds	0	$-	$-	1	$1,883	$289	1	$1,883	$289
US treasuries	0	-	-	1	871	128	1	871	128
US government agencies	0	-	-	10	10,617	2,390	10	10,617	2,390
State and political subdivisions	10	5,101	763	22	13,805	3,241	32	18,906	4,004
Asset-backed	5	4,291	135	3	1,938	71	8	6,229	206
Mortgage-backed
FHLMC	4	3,712	155	17	16,629	3,590	21	20,341	3,745
FNMA	9	2,208	201	28	27,413	5,319	37	29,621	5,520
GNMA	1	103	7	6	4,776	687	7	4,879	694
	29	$15,415	$1,261	88	$77,932	$15,715	117	$93,347	$16,976

	December 31, 2021
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
As of December 31, 2021
Available for sale
Corporate bonds	1	$2,188	$10	-	$-	$-	1	$2,188	$10
US treasuries	1	992	7	-	-	-	1	992	7
US government agencies	7	9,831	173	4	3,837	163	11	13,668	336
State and political subdivisions	9	7,821	193	6	2,909	67	15	10,730	260
Asset-backed	2	1,751	9	2	1,717	7	4	3,468	16
Mortgage-backed
FHLMC	10	13,705	303	4	4,644	192	14	18,349	495
FNMA	11	16,098	296	9	11,264	364	20	27,362	660
GNMA	2	655	4	3	3,215	93	5	3,870	97
	43	$53,041	$995	28	$27,586	$886	71	$80,627	$1,881

At December 31, 2022, the Company had 117 individual investments that were in an unrealized loss position. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.

Other investments are comprised of the following and are recorded at cost which approximates fair value:

	December 31,
(dollars in thousands)	2022	2021
Federal Home Loan Bank stock	$9,250	$1,241
Other nonmarketable investments	1,180	2,377
Investment in Trust Preferred subsidiaries	403	403
Total other investments	$10,833	$4,021

The Company has evaluated other investments for impairment and determined that the other investments are not other than temporarily impaired as of December 31, 2022 and ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At December 31, 2022 and 2021, there were no securities pledged as collateral for repurchase agreements from brokers.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. Loans held for sale include mortgage loans which are saleable into the secondary mortgage markets and their fair values are estimated using observable quoted market or contracted prices or market price equivalents, which would be used by other market participants. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At December 31, 2022, mortgage loans held for sale totaled $3.9 million compared to $13.6 million at December 31, 2021.

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

NOTE 4 – Loans and Allowance for Credit Losses

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Upstate, Midlands, and Lowcountry regions of South Carolina, the Triangle and Triad regions of North Carolina as well as Atlanta, Georgia. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. The Company focuses its lending activities primarily on the professional markets in these regions including doctors, dentists, and small business owners. The principal component of the loan portfolio is loans secured by real estate mortgages which account for 84.8% of total loans at December 31, 2022. Commercial loans comprise 57.1% of total real estate loans and consumer loans account for 42.9%. Commercial real estate loans are further categorized into owner occupied which represents 18.7% of total loans and non-owner occupied loans which represents 26.3%. Commercial construction loans represent only 3.4% of the total loan portfolio.

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

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $7.3 million and $5.0 million as of December 31, 2022 and December 31, 2021, respectively.

	December 31
(dollars in thousands)	2022		2021
Commercial
Owner occupied RE	$612,901	18.7%	488,965	19.6%
Non-owner occupied RE	862,579	26.3%	666,833	26.8%
Construction	109,726	3.4%	64,425	2.6%
Business	468,112	14.3%	333,049	13.4%
Total commercial loans	2,053,318	62.7%	1,553,272	62.4%
Consumer
Real estate	931,278	28.4%	694,401	27.9%
Home equity	179,300	5.5%	154,839	6.2%
Construction	80,415	2.5%	59,846	2.4%
Other	29,052	0.9%	27,519	1.1%
Total consumer loans	1,220,045	37.3%	936,605	37.6%
Total gross loans, net of deferred fees	3,273,363	100.0%	2,489,877	100.0%
Less – allowance for credit losses	(38,639)		(30,408)
Total loans, net	$3,234,724		2,459,469

The composition of gross loans by rate type is as follows:

	December 31,
(dollars in thousands)	2022	2021
Floating rate loans	$439,287	376,805
Fixed rate loans	2,834,076	2,113,072
	$3,273,363	2,489,877

At December 31, 2022, approximately $1.05 billion of the Company’s mortgage loans were pledged as collateral for advances from the FHLB, as set forth in Note 10.

Credit Quality Indicators

Commercial

We manage a consistent process for assessing commercial loan credit quality by monitoring our loan grading trends and past due statistics. All loans are subject to individual risk assessment. Our risk categories include Pass, Watch, Special Mention, and Substandard, each of which is defined by banking regulatory agencies. Delinquency statistics are also an important indicator of credit quality in the establishment of our allowance for credit losses.

We categorize our loans into risk categories based on relevant information about the ability of the borrower to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. A description of the general characteristics of the risk grades is as follows:

●	Pass—These loans range from minimal credit risk to average however still acceptable credit risk.

●	Watch—A watch loan exhibits above average risk due to minor weaknesses and warrants closer scrutiny by management.

●	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

●	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

●	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following table presents loan balances classified by credit quality indicators by year of origination as of December 31, 2022.

	December 31, 2022
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$169,083	122,654	85,867	66,299	36,718	93,915	-	-	574,536
Watch	14,648	479	9,339	3,658	-	6,792	-	-	34,916
Special Mention	200	-	-	-	-	2,960	-	-	3,160
Substandard	-	-	-	-	289	-	-	-	289
Total Owner occupied RE	183,931	123,133	95,206	69,957	37,007	103,667	-	-	612,901

Non-owner occupied RE
Pass	281,890	169,599	113,264	59,550	79,722	106,967	604	137	811,733
Watch	1,061	9,491	-	10,683	1,408	11,660	-	-	34,303
Special Mention	-	202	-	6,087	-	930	-	-	7,219
Substandard	-	134	-	7,992	327	871	-	-	9,324
Total Non-owner occupied RE	282,951	179,426	113,264	84,312	81,457	120,428	604	137	862,579

Construction
Pass	48,420	55,129	4,811	247	-	-	-	-	108,607
Watch	1,119	-	-	-	-	-	-	-	1,119
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Construction	49,539	55,129	4,811	247	-	-	-	-	109,726

Business
Pass	136,489	57,804	29,864	21,807	35,249	28,914	136,337	709	447,174
Watch	3,186	2,058	1,318	1,282	179	3,074	3,783	439	15,319
Special Mention	1,137	260	386	210	-	252	115	642	3,002
Substandard	498	-	188	233	315	911	472	-	2,617
Total Business	141,310	60,122	31,756	23,533	35,743	33,151	140,707	1,790	468,112
Total Commercial loans	657,731	417,810	245,037	178,049	154,207	257,246	141,311	1,927	2,053,318

Consumer
Real estate
Pass	243,589	269,565	189,075	72,499	39,042	76,172	-	-	889,942
Watch	6,196	8,256	3,847	2,278	494	3,671	-	-	24,742
Special Mention	3,114	1,938	2,644	2,258	955	2,639	-	-	13,548
Substandard	-	648	227	341	408	1,422	-	-	3,046
Total Real estate	252,899	280,407	195,793	77,376	40,899	83,904	-	-	931,278

Home equity
Pass	-	-	-	-	-	-	165,847	-	165,847
Watch	-	-	-	-	-	-	7,226	-	7,226
Special Mention	-	-	-	-	-	-	4,055	-	4,055
Substandard	-	-	-	-	-	-	2,172	-	2,172
Total Home equity	-	-	-	-	-	-	179,300	-	179,300

Construction
Pass	41,138	34,039	4,923	-	-	-	-	-	80,100
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	315	-	-	-	-	315
Substandard	-	-	-	-	-	-	-	-	-
Total Construction	41,138	34,039	4,923	315	-	-	-	-	80,415

Other
Pass	3,894	3,038	1,702	1,534	341	3,015	14,465	-	27,989
Watch	46	367	15	5	16	175	93	-	717
Special Mention	94	-	-	44	75	23	97	-	332
Substandard	-	-	-	5	-	-	9	-	14
Total Other	4,034	3,405	1,717	1,588	432	3,213	14,663	-	29,052
Total Consumer loans	298,071	317,851	202,433	79,279	41,331	87,117	193,963	-	1,220,045
Total loans	$955,802	735,661	447,470	257,328	195,538	344,363	335,274	1,927	3,273,363

The following table presents loan balances classified by credit quality indicators and loan categories as of December 31, 2021.

	December 31, 2021
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Pass	$487,422	589,280	64,425	328,371	684,923	148,933	59,846	27,365	2,390,565
Special mention	327	48,310	-	1,530	4,294	2,986	-	129	57,576
Substandard	1,216	29,243	-	3,148	5,184	2,920	-	25	41,736
Total loans	$488,965	666,833	64,425	333,049	694,401	154,839	59,846	27,519	2,489,877

The following tables present loan balances by payment status.

	December 31, 2022
(dollars in thousands)	Accruing 30-59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$-	-	-	-	612,901	612,901
Non-owner occupied RE	119	757	-	247	861,456	862,579
Construction	-	-	-	-	109,726	109,726
Business	24	1	-	182	467,905	468,112
Consumer
Real estate	330	-	-	1,099	929,849	931,278
Home equity	50	-	-	1,099	178,151	179,300
Construction	-	-	-	-	80,415	80,415
Other	88	-	-	-	28,964	29,052
Total loans	$611	758	-	2,627	3,269,367	3,273,363

	December 31, 2021
(dollars in thousands)	Accruing 30-59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$-	-	-	-	488,965	488,965
Non-owner occupied RE	-	-	-	1,069	665,764	666,833
Construction	-	-	-	-	64,425	64,425
Business	-	-	-	-	333,049	333,049
Consumer
Real estate	136	-	-	1,750	692,515	694,401
Home equity	417	174	-	2,045	152,203	154,839
Construction	-	-	-	-	59,846	59,846
Other	5	-	-	-	27,514	27,519
Total loans	$558	174	-	4,864	2,484,281	2,489,877

As of December 31, 2022 and December 31, 2021, loans 30 days or more past due represented 0.11% and 0.09% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.03% and 0.00% of the Company’s total loan portfolio as of December 31, 2022 and December 31, 2021, respectively. Consumer loans 30 days or more past due were 0.08% and 0.09% of total loans as of December 31, 2022 and December 31, 2021, respectively.

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

	December 31,
(dollars in thousands)	2022	2021
Nonaccrual loans	$831	1,912
Nonaccruing TDRs	1,796	2,952
Total nonaccrual loans, including nonaccruing TDRs	2,627	4,864
Other real estate owned	-	-
Total nonperforming assets	$2,627	4,864
Nonperforming assets as a percentage of:
Total assets	0.07%	0.17%
Gross loans	0.08%	0.20%
Total loans over 90 days past due	$402	554
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	4,503	3,299

The table below summarizes nonaccrual loans by major categories for the periods presented.

	CECL			Incurred loss
	December 31, 2022			December 31, 2021
	Nonaccrual	Nonaccrual
	loans	loans	Total	Total
	with no	with an	nonaccrual	nonaccrual
(dollars in thousands)	allowance	allowance	loans	loans
Commercial
Owner occupied RE	$-	-	-	-
Non-owner occupied RE	114	133	247	1,070
Construction	-	-	-	-
Business	-	182	182	-
Total commercial	114	315	429	1,070
Consumer
Real estate	-	1,099	1,099	1,750
Home equity	194	905	1,099	2,044
Construction	-	-	-	-
Other	-	-	-	-
Total consumer	194	2,004	2,198	3,794
Total	$308	2,319	2,627	4,864

Foregone interest income on the nonaccrual loans for the year ended December 31, 2022 was approximately $28,000 and approximately $55,000 for the same period in 2021.

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

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class under the incurred loss methodology.

	Year ended December 31,
	2021		2020
	Average	Recognized	Average	Recognized
	recorded	interest	recorded	interest
(dollars in thousands)	investment	income	investment	income
Commercial
Owner occupied RE	$1,387	65	2,423	88
Non-owner occupied RE	3,128	182	4,217	221
Construction	55	-	56	6
Business	2,218	62	2,306	243
Total commercial	6,788	309	9,002	558
Consumer
Real estate	3,641	98	3,372	170
Home equity	1,964	85	2,128	5
Construction	-	-	-	-
Other	129	4	141	79
Total consumer	5,734	187	5,641	254
Total	$12,522	496	14,643	812

Allowance for Credit Losses

The following table summarizes the activity related to the allowance for credit losses for the year ended December 31, 2022 under the CECL methodology. On January 1, 2022, we adopted the Current Expected Credit Loss (CECL) methodology for estimating credit losses, which resulted in an increase of $1.5 million in our allowance for credit losses. The $5.4 million provision for credit losses for the 12 months ended December 31, 2022 was driven primarily by $783.5 million in loan growth for the year. In addition to loan growth, the provision for credit losses was impacted by slightly lower expected loss rates due to historically low charge-offs during 2022, while minor adjustments to two internal qualitative factors increased the qualitative component of the allowance and related provision expense.

	Twelve months ended December 31, 2022
	Commercial							Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$4,700	10,518	625	4,887	7,083	1,697	578	320	30,408
Adjustment for CECL	(313)	333	154	1,057	(294)	438	130	(5)	1,500
Provision for credit losses	1,480	(2,015)	513	1,764	2,698	663	185	87	5,375
Loan charge-offs	-	-	-	(55)	-	(339)	-	(91)	(485)
Loan recoveries	-	1,540	-	208	-	92	-	1	1,841
Net loan recoveries (charge-offs)	-	1,540	-	153	-	(247)	-	(90)	1,356
Balance, end of period	$5,867	10,376	1,292	7,861	9,487	2,551	893	312	38,639
Net recoveries to average loans (annualized)									(0.05%)
Allowance for credit losses to gross loans									1.18%
Allowance for credit losses to nonperforming loans									1470.84%

Prior to the adoption of ASC 326 on January 1, 2022, the Company calculated the allowance for loan losses under the incurred loss methodology. The following table summarizes the activity related to the allowance for loan losses in prior periods under this methodology.

	Twelve months ended December 31, 2021
	Commercial						Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$8,092	12,050	1,154	7,870	10,482	3,248	746	507	44,149
Provision for credit losses	(3,486)	(958)	(529)	(2,041)	(3,417)	(1,613)	(168)	(188)	(12,400)
Loan charge-offs	-	(837)	-	(1,181)	-	(139)	-	(9)	(2,166)
Loan recoveries	94	263	-	239	18	201	-	10	825
Net loan recoveries (charge-offs)	94	(574)	-	(942)	18	62	-	1	(1,341)
Balance, end of period	$4,700	10,518	625	4,887	7,083	1,697	578	320	30,408

	Twelve months ended December 31, 2020
	Commercial							Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$2,782	4,305	541	3,716	3,308	1,446	268	276	16,642
Provision for credit losses	5,339	8,583	613	4,993	7,290	2,032	478	272	29,600
Loan charge-offs	(94)	(1,508)	-	(1,309)	(134)	(299)	-	(70)	(3,414)
Loan recoveries	65	670	-	470	18	69	-	29	1,321
Net loan recoveries (charge-offs)	(29)	(838)	-	(839)	(116)	(230)	-	(41)	(2,093)
Balance, end of period	$8,092	12,050	1,154	7,870	10,482	3,248	746	507	44,149

The following tables summarize the activity in the allowance for loan losses by our commercial and consumer portfolio segments under the incurred loss methodology.

	Year ended December 31,
	2021			2020
(dollars in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
Balance, beginning of period	$29,166	14,983	44,149	11,372	5,270	16,642
Provision	(7,014)	(5,386)	(12,400)	19,500	10,100	29,600
Loan charge-offs	(2,018)	(148)	(2,166)	(2,911)	(503)	(3,414)
Loan recoveries	596	229	825	1,205	116	1,321
Net loan charge-offs	(1,422)	81	(1,341)	(1,706)	(387)	(2,093)
Balance, end of period	$20,730	9,678	30,408	29,166	14,983	44,149

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

The following table presents an analysis of collateral-dependent loans of the Company as of December 31, 2022.

	December 31, 2022
	Real	Business
(dollars in thousands)	estate	assets	Other	Total
Commercial
Owner occupied RE	$-	-	-	-
Non-owner occupied RE	114	-	-	114
Construction	-	-	-	-
Business	30	-	-	30
Total commercial	144	-	-	144
Consumer
Real estate	207	-	-	207
Home equity	194	-	-	194
Construction	-	-	-	-
Other	-	-	-	-
Total consumer	401	-	-	401
Total	$545	-	-	545

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

Allowance for Credit Losses - Unfunded Loan Commitments

The allowance for credit losses for unfunded loan commitments was $2.8 million at December 31, 2022 and is separately classified on the balance sheet within other liabilities. Prior to the adoption of CECL, the Company’s reserve for unfunded commitments was not material. The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the twelve months ended December 31, 2022.

Twelve months ended
(dollars in thousands)	December 31, 2022
Balance, beginning of period	-
Adjustment for adoption of CECL	$2,000
Provision for credit losses	780
Balance, end of period	$2,780
Unfunded Loan Commitments	878,324
Reserve for Unfunded Commitments to Unfunded Loan Commitments	0.32%

NOTE 5 – Troubled Debt Restructurings

At December 31, 2022, our TDRs included 13 loans totaling $6.3 million with a specific allowance for credit losses of $1.2 million. At December 31, 2021 we had 14 loans totaling $6.3 million which we considered as TDRs. The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company grants a concession to the debtor that it would not normally consider. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment.

There were three loans considered new TDRs during the twelve months ended December 31, 2022. There was one consumer real estate loan with a pre-modification and post-modification balance of $885,000, and there were two commercial business loans with a pre-modification and post-modification balance totaling $1.1 million. For the twelve months ended December 31, 2021, there were two consumer real estate loans with a pre-modification balance of $259,000 and a post-modification balance of $262,000, and there was one consumer home equity loan with a pre-modification and post-modification balance of $181,000 that were renewed and considered TDRs at the time of renewal.

As of December 31, 2022 and 2021, there were no loans modified as a TDR for which there was a payment default (60 days past due) within 12 months of the restructuring date. As permitted by the CARES Act, we do not consider loan modifications to borrowers affected by COVID-19 to be TDRs unless the borrower was 30 days or more past due as of December 31, 2019, (ii) the modifications were related to COVID-19, and (iii) the modification occurred between March 1, 2020 and January 1, 2022.

Under the CARES Act, the Company granted short-term loan deferrals to 864 loan clients, of which all had returned to normal payments as of December 31, 2021.

NOTE 6 – Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
(dollars in thousands)	2022	2021
Land	$11,244	10,678
Buildings	54,454	22,150
Leasehold improvements	5,545	6,860
Furniture and equipment	20,422	11,589
Software	409	389
Construction in process	742	29,942
Accumulated depreciation and amortization	(17,219)	(15,882)
Property and equipment, excluding ROU assets	75,597	65,726
ROU assets	23,586	26,644
Total property and equipment	$99,183	92,370

Construction in process at December 31, 2022 and 2021 consisted primarily of costs associated with the new bank headquarters building located in Greenville, South Carolina which was officially opened in June 2022. The move into the new building, and subsequent disposal of assets, resulted in a $439,000 loss for the twelve months ended December 31,

2022. In addition in October 2020 we sold two of our office locations in Columbia, South Carolina and recognized a gain of $180,000 in the transaction. The loss and gain are reported in other noninterest income on the consolidated statements of income. Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was $3.7 million and $2.2 million, respectively. Depreciation and amortization are charged to operations utilizing a straight-line method over the estimated useful lives of the assets. The estimated useful lives for the principal items follow:

Type of Asset	Life in Years
Software	3
Furniture and equipment	5 to 7
Leasehold improvements	5 to 15
Buildings	40

NOTE 7 – Leases

The Company had operating right-of-use assets, included in property and equipment, of $23.6 million and $26.6 million as of December 31, 2022 and 2021, respectively. The Company had lease liabilities, included in other liabilities, of $25.8 million and $28.0 million as of December 31, 2022 and 2021, respectively. We maintain operating leases on land and buildings for various office spaces. The lease agreements have maturity dates ranging from April 2025 to February 2032, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 6.89 years and 7.92 years as of December 31, 2022 and 2021, respectively. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered in to. The weighted average discount rate for leases was 2.86% and 2.28% as of December 31, 2022 and 2021, respectively.

Total operating lease costs were $2.7 million and $3.0 million for the years ended December 31, 2022 and 2021, respectively.

Maturities of lease liabilities as of December 31, 2022 were as follows:

Operating
(dollars in thousands)	Leases
2023	$2,016
2024	2,068
2025	2,124
2026	2,177
2027	2,234
Thereafter	22,203
Total undiscounted lease payments	32,822
Discount effect of cash flows	6,995
Total lease liability	$25,827

NOTE 8 – Other Real Estate Owned

Other real estate owned is comprised of real estate acquired in settlement of loans and is included in other assets on the balance sheet. At December 31, 2022 and December 31, 2021 there was no commercial property owned. The following summarizes the activity in the real estate acquired in settlement of loans portion of other real estate owned:

	For the year ended December 31,
(dollars in thousands)	2022	2021
Balance, beginning of year	$-	1,169
Additions	-	367
Sales	-	(1,536)
Write-downs, net	-	-
Balance, end of year	$-	-

NOTE 9 – Deposits

The following is a detail of the deposit accounts:

	December 31,
(dollars in thousands)	2022	2021
Noninterest bearing	$804,115	768,651
Interest bearing:
NOW accounts	318,030	401,788
Money market accounts	1,506,418	1,201,099
Savings	40,673	39,696
Time deposits	464,628	152,592
Total deposits	$3,133,864	2,563,826

At December 31, 2022 and 2021, time deposits greater than $250,000 were $374.8 million and $84.4 million, respectively.

Also, at December 31, 2022, the Company had $236.2 million deposits in brokered deposits, or deposits that were obtained outside the Company’s primary market, while at December 31, 2021 the Company had no brokered deposits. Interest expense on time deposits greater than $250,000 was $3.2 million for the year ended December 31, 2022, $786,000 for the year ended December 31, 2021, and $3.5 million for the year ended December 31, 2020.

At December 31, 2022 the scheduled maturities of time deposits are as follows:

(dollars in thousands)
2023	$420,049
2024	39,786
2025	4,683
2026	110
$464,628

NOTE 10 – Federal Home Loan Bank Advances and Other Borrowings

At December 31, 2022, the Company had a $175.0 million FHLB Advance at a variable rate of 4.57%, while at December 31, 2021 the Company had no FHLB Advances outstanding. The FHLB advance was secured with approximately $1.05 billion of mortgage loans and $9.3 million of stock in the FHLB at December 31, 2022 and matures on February 16, 2023.

NOTE 11 – Subordinated Debentures

On June 26, 2003, Greenville First Statutory Trust I (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of June 26, 2033. At December 31, 2022, the interest rate was 7.82% and is indexed to the 3-month LIBOR rate plus 3.10% and adjusted quarterly. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $6.2 million junior subordinated debentures.

On December 22, 2005, Greenville First Statutory Trust II (a non-consolidated subsidiary) issued $7.0 million floating rate trust preferred securities with a maturity of December 22, 2035. At December 31, 2022, the interest rate was 6.17% and is indexed to the 3-month LIBOR rate plus 1.44% and adjusted quarterly. The Company received from the Trust the $7.0 million proceeds from the issuance of the securities and the $217,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $7.2 million junior subordinated debentures.

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

NOTE 12 – Unused Lines of Credit

At December 31, 2022, the Company had five lines of credit to purchase federal funds that totaled $118.5 million which were unused at December 31, 2022. The lines of credit are available on a one to 14 day basis for general corporate purposes of the Company. The lender has reserved the right to withdraw the line at their option. The Company has an additional line of credit with the FHLB to borrow funds, subject to a pledge of qualified collateral. The Company has collateral that would support approximately $515.8 million in additional borrowings with the FHLB at December 31, 2022.

The Company also has an unsecured, interest only line of credit for $15 million with another financial institution which was unused at December 31, 2022. The line bears interest at One Month CME Term SOFR plus 3.50% and maturing on December 20, 2023. The loan agreement contains various financial covenants related to capital, earnings and asset quality.

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

The following table summarizes the Company’s outstanding financial derivative instruments at December 31, 2022 and December 31, 2021.

	December 31, 2022
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$6,793	Other assets	$49
MBS forward sales commitments	5,750	Other assets	27
Total derivative financial instruments	$12,543		$76

	December 31, 2021
			Fair Value
	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$32,478	Other assets	$425
MBS forward sales commitments	21,000	Other liabilities	(41)
Total derivative financial instruments	$53,478		$384

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

Level 2 – Significant other observable inputs

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include fixed income securities and mortgage-backed securities that are held in the Company’s available-for-sale portfolio and valued by a third-party pricing service, as well as certain individually evaluated loans.

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

Individually Evaluated Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered individually evaluated and an allowance for credit losses may be established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered individually evaluated. Once a loan is identified as individually evaluated, management measures the impairment in accordance with FASB ASC 326. The fair value of individually evaluated loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those individually evaluated loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  In accordance with FASB ASC 820, “Fair Value Measurement and Disclosures,” individually evaluated loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company considers the individually evaluated loan as nonrecurring Level 2. The Company’s current loan and appraisal policies require the Company to obtain updated appraisals on an “as is” basis at renewal, or in the case of an individually evaluated loan, on an annual basis, either through a new external appraisal or an appraisal evaluation. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the individually evaluated loan as nonrecurring Level 3. The fair value of individually evaluated loans may also be estimated using the present value of expected future cash flows to be realized on the loan, which is also considered a Level 3 valuation. These fair value estimates are subject to fluctuations in assumptions about the amount and timing of expected cash flows as well as the choice of discount rate used in the present value calculation.

Other Real Estate Owned

OREO, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 2).  At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for credit losses.  Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of real estate owned activity. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company considers the OREO as nonrecurring Level 3.

Derivative Financial Instruments

The Company estimates the fair value of IRLCs based on the value of the underlying mortgage loan, quoted MBS prices and an estimate of the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expenses (Level 2). The Company estimates the fair value of forward sales commitments based on quoted MBS prices (Level 2).

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Corporate bonds	$-	1,883	-	1,883
US treasuries	-	871	-	871
US government agencies	-	10,617	-	10,617
State and political subdivisions	-	18,906	-	18,906
Asset-backed securities	-	6,229	-	6,229
Mortgage-backed securities	-	54,841	-	54,841
Mortgage loans held for sale	-	3,917	-	3,917
Mortgage loan interest rate lock commitments	-	49	-	49
MBS forward sales commitments	-	27	-	27
Total assets measured at fair value on a recurring basis	$-	97,340	-	97,340

The Company had no liabilities recorded at fair value on a recurring basis as of December 31, 2022.

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Corporate bonds	$-	2,188	-	2,188
US treasuries	-	992	-	992
US government agencies	-	14,169	-	14,169
SBA securities	-	438	-	438
State and political subdivisions	-	25,176	-	25,176
Asset-backed securities	-	10,164	-	10,164
Mortgage-backed securities	-	67,154	-	67,154
Mortgage loans held for sale	-	13,556	-	13,556
Mortgage loan interest rate lock commitments	-	425	-	425
Total assets measured at fair value on a recurring basis	$-	134,262	-	134,262

Liabilities
MBS forward sales commitments	$-	41	-	41
Total liabilities measured at fair value on a recurring basis	$-	41	-	41

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on approximately 85% of loans as of December 31, 2022. Loans which are deemed to be individually evaluated are valued net of the allowance for credit losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated	$-	429	4,071	4,500
Total assets measured at fair value on a nonrecurring basis	$-	429	4,071	4,500

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$-	5,262	2,065	7,327
Total assets measured at fair value on a nonrecurring basis	$-	5,262	2,065	7,327

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2022 and 2021, the significant unobservable inputs used in the fair value measurements were as follows:

	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Individually evaluated loans	Appraised Value/ Discounted Cash Flows	Discounts to appraisals or cash flows for estimated holding and/or selling costs or age of appraisal	0-25%

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

Loans – The valuation of loans held for investment is estimated using the exit price notion which incorporates factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach, using the eight categories as disclosed in Note 4 – Loans and Allowance for Credit Losses. Loans are considered a Level 3 classification.

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

The estimated fair values of the Company’s financial instruments at December 31, 2022 and 2021 are as follows:

	December 31, 2022
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$10,833	10,833	-	-	10,833
Loans(1)	3,227,455	3,057,891	-	-	3,057,891
Financial Liabilities:
Deposits	3,133,865	2,717,900	-	2,717,900	-
Subordinated debentures	36,214	39,885	-	39,885	-

	December 31, 2021
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$4,021	4,021	-	-	4,021
Loans(1)	2,451,306	2,422,621	-	-	2,422,621
Financial Liabilities:
Deposits	2,563,826	2,327,055	-	2,327,055	-
Subordinated debentures	36,106	33,936	-	33,936	-

(1) Carrying amount is net of the allowance for credit losses and individually evaluated loans.

NOTE 15 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2022, 2021 and 2020. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

At December 31, 2022, 2021 and 2020, options totaling 131,433, 9,000, and 318,825, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value. These options were therefore excluded from the diluted earnings per share calculation.

	December 31,
(dollars in thousands, except share data)	2022	2021	2020
Numerator:
Net income	$29,115	46,711	18,328
Net income available to common shareholders	$29,115	46,711	18,328
Denominator:
Weighted-average common shares outstanding - basic	7,958,294	7,843,692	7,718,615
Common stock equivalents	113,396	145,288	105,599
Weighted-average common shares outstanding - diluted	8,071,690	7,988,980	7,824,214
Earnings per common share:
Basic	$3.66	5.96	2.37
Diluted	$3.61	5.85	2.34

NOTE 16 – Commitments and Contingencies

The Company has entered into a three year employment agreement with its chief executive officer and a two year employment agreement with 14 executive vice presidents. These agreements also include a) an incentive program, b) a stock option plan, c) a one-year non-compete agreement upon termination and a severance payment equal to one year of compensation. The total estimated aggregate salary commitment is approximately $3.7 million.

The Company has an agreement with a data processor which expires in 2028 to provide certain item processing, electronic banking, and general ledger processing services. Components of this contract vary based on transaction and account volume, monthly charges and certain termination fees.

The Company has commitments with various investment partners under the Small Business Investment Company (“SBIC”) and the Rural Business Investment Company (“RBIC”) programs for which we have committed to make capital contributions from time to time. These commitments totaled approximately $1.7 million at December 31, 2022.

The Company may be subject to litigation and claims in the normal course of business. As of December 31, 2022, management believes there is no material litigation pending.

NOTE 17 – Income Taxes

The components of income tax expense were as follows:

	For the years ended December 31,
(dollars in thousands)	2022	2021	2020
Current income taxes:
Federal	$8,482	10,414	10,244
State	1,273	2,088	841
Total current tax expense	9,755	12,502	11,085
Deferred income tax expense (benefit)	(757)	1,590	(5,594)
Income tax expense	$8,998	14,092	5,491

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate:

	For the years ended December 31,
(dollars in thousands)	2022	2021	2020
Tax expense at statutory rate	$8,004	12,768	5,002
Effect of state income taxes, net of federal benefit	1,006	1,649	664
Exempt income	(27)	(43)	(27)
Effect of stock-based compensation	42	(115)	(30)
Other	(27)	(167)	(118)
Income tax expense	$8,998	14,092	5,491

The components of the deferred tax assets and liabilities are as follows:

	December 31,
(dollars in thousands)	2022	2021
Deferred tax assets:
Allowance for credit losses	$8,114	6,386
Reserve for unfunded commitments	584	-
Unrealized loss on securities available for sale	3,565	197
Net deferred loan fees	1,537	1,054
Deferred compensation	1,762	1,930
Lease liabilities	5,424	5,883
Other	393	260
	21,379	15,710
Deferred tax liabilities:
Property and equipment	3,561	1,419
Hedging transactions	27	151
Prepaid expenses	316	148
ROU assets	4,953	5,595
	8,857	7,313
Net deferred tax asset	$12,522	8,397

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

A summary of loan transactions with directors and executive officers, including their affiliates is as follows:

	For the years ended December 31,
(dollars in thousands)	2022	2021
Balance, beginning of year	$8,790	5,790
New loans	21,010	11,629
Less loan payments	(12,583)	(8,629)
Balance, end of year	$17,217	8,790

Deposits by executive officers and directors and their related interests at December 31, 2022 and 2021, were $6.5 million and $11.8 million, respectively.

The Company has a land lease with a director on the property for a branch office, with monthly payments of $9,120. In addition, the Company periodically enters into various consulting agreements with the director for development, administration and advisory services related to the purchase of property and construction of current and future branch office sites, including the development of the new bank headquarters in Greenville, South Carolina. There were no payments to the director for these services during 2022 and payments totaling $300,000 were made to the director for these services during the year ended December 31, 2021.

The Company received rent payments from a company of which a director is a private investor and chairman of the board. Rent received totaled $79,000 and $104,000 for the twelve months ended December 31, 2022 and December 31, 2021, respectively. As part of the lease agreement with the company, $86,000 was paid to the company for a tenant upfit allowance during the twelve months ended December 31, 2022.

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

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2022, unfunded commitments to extend credit were approximately $878.3 million, of which $318.9 million is at fixed rates and $559.4 million is at variable rates. At December 31, 2021, unfunded commitments to extend credit were approximately $618.7 million, of which $205.4 million is at fixed rates and $413.3 million is at variable rates. The Company evaluates each client’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. See Note 4 – Loans and Allowance for Credit Losses for additional information on unfunded commitments.

At December 31, 2022 and 2021, there was a $14.3 million and $10.2 million commitment, respectively, under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The fair value of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standing. The total fair value of such instruments is not material.

NOTE 20 – Employee Benefit Plan

On January 1, 2000, the Company adopted the Southern First Bancshares, Inc. Profit Sharing and 401(k) Plan for the benefit of all eligible employees. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan for the years ended December 31, 2022, 2021, and 2020 amounted to $995,000, $905,000, and $881,000, respectively.

The Company also provides a nonqualified deferred compensation plan for 22 executive officers in the form of a Supplemental Executive Retirement Plan (“SERP”). The SERP provides retirement income for these officers. As of December 31, 2022 and 2021, the Company had an accrued benefit obligation of $8.4 million and $9.2 million, respectively. The Company had a $284,000 reversal of expenses related to this plan for the twelve months ended December 31, 2022 and incurred expenses related to this plan of $1.0 million and $1.6 million in 2021 and 2020, respectively.

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

Stock-based compensation expense was recorded as follows:

	For the years ended December 31,
(dollars in thousands)	2022	2021	2020
Stock option expense	$927	1,148	1,017
Restricted stock grant expense	1,099	499	380
Total stock-based compensation expense	$2,026	1,647	1,397

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

On March 17, 2020, the Company adopted the 2020 Equity Incentive Plan, making available for issuance up to 450,000 stock options. The options may be exercised at an exercise price per share based on the fair market value and determined on the date of grant and expire 10 years from the grant date. As of December 31, 2022, there were 370,824 shares available for grant under the 2020 Equity Incentive Plan.

A summary of the status of the stock option plan and changes for the period is presented below:

	For the years ended December 31,
	2022			2021			2020
			Weighted			Weighted			Weighted
		Weighted	Average		Weighted	Average		Weighted	Average
		average	Remaining		average	Remaining		average	Remaining
		exercise	Contractual		exercise	Contractual		exercise	Contractual
	Shares	price	Life	Shares	price	Life	Shares	price	Life
Outstanding at beginning of year	464,724	$33.97		495,195	$29.93		541,414	$26.65
Granted	-	-		121,000	40.45		101,700	37.77
Exercised	(32,375)	27.94		(127,871)	23.56		(93,870)	14.79
Forfeited or expired	(5,125)	43.14		(23,600)	38.88		(54,049)	38.15
Outstanding at end of year	427,224	$34.32	5.7 years	464,724	$33.97	6.6 years	495,195	$29.93	6.4 years
Options exercisable at year-end	287,902	$32.35	4.8 years	239,340	$29.68	5.0 years	287,548	$24.93	5.0 years
Weighted average fair value of options granted during the year		$-			$16.40			$11.37
Shares available for grant	370,824			422,550			136,339

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) of 427,224 and 464,724 stock options outstanding at December 31, 2022 and 2021 was $4.9 million and $13.3 million, respectively. The aggregate intrinsic value of 287,902 and 239,340 stock options exercisable at December 31, 2022 and 2021 was $3.9 million and $7.9 million, respectively.

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants:

	2022	2021	2020
Dividend yield	n/a	-	-
Expected life	n/a	7 years	7 years
Expected volatility	n/a	38.48%	25.51%
Risk-free interest rate	n/a	0.74%	1.29%

At December 31, 2022, there was $1.1 million of total unrecognized compensation cost related to nonvested stock option grants. The cost is expected to be recognized over a weighted-average period of 1.9 years. The fair value of stock option grants that vested during 2022, 2021, and 2020 was $1.1 million, $1.1 million and $1.2 million, respectively.

Restricted Stock Grants

On May 17, 2016, the Company adopted the 2016 Equity Incentive Plan which included a provision for the issuance of 50,000 shares of common stock to be issuable as restricted stock grants. The Plan expired on March 17, 2021 and no further shares may be issued from the plan.

On May 12, 2020, the Company adopted the 2020 Equity Incentive Plan which included a provision for the issuance of 450,000 shares of common stock to be issuable as either stock options or restricted stock grants. As of December 31, 2022, there were 370,824 shares available for grant under the 2020 Equity Incentive Plan.

Shares of restricted stock granted to employees under the stock plans are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends.

A summary of the status of the Company’s nonvested restricted stock and changes for the years ended December 31, 2022, 2021, and 2020 is as follows:

	December 31,
	2022		2021		2020
	Restricted Shares	Weighted Average Grant-Date Fair Value	Restricted Shares	Weighted Average Grant-Date Fair Value	Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	41,699	$44.71	26,099	$38.05	32,825	$34.78
Granted	53,376	56.25	26,450	48.56	13,200	39.87
Vested	(14,213)	43.26	(9,600)	38.03	(14,051)	32.06
Forfeited	(525)	61.14	(1,250)	38.56	(5,875)	37.74
Nonvested at end of year	80,337	$52.53	41,699	$44.71	26,099	$38.05

At December 31, 2022, there was $3.3 million of total unrecognized compensation cost related to nonvested restricted stock grants. The cost is expected to be recognized over a weighted-average period of 3.1 years.

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

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of December 31, 2022, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the Company and the regulatory minimum requirements at December 31, 2022 and 2021.

					To be well
					capitalized
			For capital		under prompt
			adequacy purposes		corrective action
	Actual		minimum		provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
The Bank
Total Capital (to risk weighted assets)	$366,988	12.45%	$235,892	8.00%	$294,865	10.00%
Tier 1 Capital (to risk weighted assets)	330,108	11.20%	176,919	6.00%	235,892	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	330,108	11.20%	132,689	4.50%	191,662	6.50%
Tier 1 Capital (to average assets)	330,108	9.43%	140,040	4.00%	175,050	5.00%

The Company
Total Capital (to risk weighted assets)	380,802	12.91%	235,892	8.00%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	320,922	10.88%	176,919	6.00%	n/a	n/a
Common Equity Tier 1 Capital (to risk weighted assets)	307,922	10.44%	132,689	4.50%	n/a	n/a
Tier 1 Capital (to average assets)	320,922	9.17%	140,057	4.00%	n/a	n/a

					To be well
					capitalized
			For capital		under prompt
			adequacy purposes		corrective action
	Actual		minimum		provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
The Bank
Total Capital (to risk weighted assets)	$331,052	14.36%	$184,418	8.00%	$230,522	10.00%
Tier 1 Capital (to risk weighted assets)	302,217	13.11%	138,313	6.00%	184,418	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	302,217	13.11%	103,735	4.50%	149,839	6.50%
Tier 1 Capital (to average assets)	302,217	10.55%	114,537	4.00%	143,172	5.00%

The Company(1)
Total Capital (to risk weighted assets)	343,476	14.90%	184,418	8.00%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	291,641	12.65%	138,313	6.00%	n/a	n/a
Common Equity Tier 1 Capital (to risk weighted assets)	278,641	12.09%	103,735	4.50%	n/a	n/a
Tier 1 Capital (to average assets)	291,641	10.18%	114,555	4.00%	n/a	n/a

(1)	Under the Federal Reserve’s Small Bank Holding Company Policy Statement, in 2021, the Company was not subject to the minimum capital adequacy and capital conservation buffer capital requirements at the holding company level. Although the minimum regulatory capital requirements were not applicable to the Company in 2021, we calculated these ratios for our own planning and monitoring purposes.

NOTE 24 – Parent Company Financial Information

Following is condensed financial information of Southern First Bancshares, Inc. (parent company only):

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2022	2021
Assets
Cash and cash equivalents	$13,882	12,379
Investment in subsidiaries	317,102	301,880
Other assets	21	21
Total assets	$331,005	314,280
Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$279	274
Subordinated debentures	36,214	36,105
Shareholders’ equity	294,512	277,901
Total liabilities and shareholders’ equity	$331,005	314,280

Condensed Statements of Income

	For the years ended December 31,
(dollars in thousands)	2022	2021	2020
Revenues
Interest income	$20	17	17
Total revenue	20	17	17
Expenses
Interest expense	1,730	1,523	1,708
Other expenses	240	285	283
Total expenses	1,970	1,808	1,991
Income tax benefit	409	376	415
Loss before equity in undistributed net income of subsidiaries	(1,541)	(1,415)	(1,559)
Equity in undistributed net income of subsidiaries	30,656	48,126	19,887
Net income	$29,115	46,711	18,328

Condensed Statements of Cash Flows

	For the years ended December 31,
(dollars in thousands)	2022	2021	2020
Operating activities
Net income	$29,115	46,711	18,328
Adjustments to reconcile net income to cash provided by (used for) operating activities
Equity in undistributed net income of subsidiaries	(30,656)	(48,126)	(19,887)
Compensation expense related to stock options and restricted stock grants	2,026	1,647	1,397
(Increase) decrease in other assets	-	8	(23)
Increase (decrease) in accounts payable and accrued expenses	113	108	63
Net cash provided by (used for) operating activities	598	348	(122)
Investing activities
Investment in subsidiaries, net	-	-	-
Net cash used for investing activities	-	-	-
Financing activities
Issuance of common stock	-	-	-
Proceeds from the exercise of stock options and warrants	905	3,012	1,388
Net cash provided by financing activities	905	3,012	1,388
Net increase in cash and cash equivalents	1,503	3,360	1,266
Cash and cash equivalents, beginning of year	12,379	9,019	7,753
Cash and cash equivalents, end of year	$13,882	12,379	9,019

NOTE 25 – Selected Condensed Quarterly Financial Data (Unaudited)

	2022
	For the quarters ended
(dollars in thousands, except share data)	March 31	June 30	September 30	December 31
Interest income	$24,464	27,238	30,934	35,026
Interest expense	1,300	2,354	5,480	10,907
Net interest income	23,164	24,884	25,454	24,119
Provision for credit losses	1,105	1,775	950	2,325
Noninterest income	2,927	2,265	2,680	1,707
Noninterest expenses	14,685	15,788	16,046	16,413
Income before income tax expense	10,301	9,586	11,138	7,088
Income tax expense	2,331	2,346	2,725	1,596
Net income available to common shareholders	$7,970	7,240	8,413	5,492
Earnings per common share
Basic	$1.00	0.91	1.06	0.69
Diluted	$0.98	0.90	1.04	0.68
Weighted average common shares outstanding
Basic	7,932	7,958	7,972	7,971
Diluted	8,096	8,055	8,065	8,072

	2021
	For the quarters ended
	March 31	June 30	September 30	December 31
Interest income	$22,813	22,731	23,486	24,137
Interest expense	1,540	1,301	1,314	1,280
Net interest income	21,273	21,430	22,172	22,857
Provision for credit losses	(300)	(1,900)	(6,000)	(4,200)
Noninterest income	5,904	3,622	4,239	3,336
Noninterest expenses	14,162	13,495	14,039	14,734
Income before income tax expense	13,315	13,457	18,372	15,659
Income tax expense	2,949	3,134	4,355	3,654
Net income available to common shareholders	$10,366	10,323	14,017	12,005
Earnings per common share
Basic	$1.33	1.32	1.78	1.52
Diluted	$1.31	1.29	1.75	1.49
Weighted average common shares outstanding
Basic	7,775	7,848	7,874	7,877
Diluted	7,909	7,988	8,001	8,057

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

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2023 and is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2023 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

In response to this Item, the information required by Item 201(d) is contained in Item 5 of this report. The other information required by this item is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2023 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2023 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2023 and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements
		The following consolidated financial statements are located in Item 8 of this report.
		Management’s Report on Internal Control Over Financial Reporting
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of December 31, 2022 and 2021
		Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
		Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020
		Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
		Notes to the Consolidated Financial Statements
	(2)	Financial Statement Schedules
		These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.
	(3)	Exhibits
		See the “Exhibit Index” immediately following the signature page of this report.

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed on July 27, 1999, File No. 333-83851).

3.2	Amended and Restated Bylaws dated March 18, 2008 (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-K filed March 24, 2008).

3.3	Amendment to Amended and Restated Bylaws dated March 18, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on November 2, 2020).

4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K filed on March 2, 2020).

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form SB-2, File No. 333-83851).

4.3	Indenture dated as of September 30, 2019 between Southern First Bancshares, Inc. and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 30, 2019).

4.4	Form of 4.75% Fixed-to-Floating Subordinated Note due 2029 of Southern First Bancshares, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on September 30, 2019).

4.5	Form of Global 4.75% Fixed-to-Floating Subordinated Note due 2029 of Southern First Bancshares, Inc. (incorporated by reference to the Exhibit 2 to Exhibit 4.1 of the Company’s Form 8-K filed on September 30, 2019).

10.1	Southern First Bancshares, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed April 6, 2010).*

10.2	Amendment to Southern First Bancshares, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 15, 2014).*

10.3	Amendment to Southern First Bancshares, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 14, 2015).*

10.4	Form of Award Agreement for Stock Options (incorporated by reference to Exhibit 4.6 of the Company’s Form S-8 filed on August 12, 2010).*

10.5	Form of Award Agreement for Restricted Stock (incorporated by reference to Exhibit 4.7 of the Company’s Form S-8 filed on August 12, 2010).*

10.6	Sublease Agreement between Greenville First Bank, N.A. and Augusta Road Holdings, LLC dated February 26, 2004 (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-QSB for the period ended June 30, 2004).

10.7	Bonaventure I Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended September 30, 2005).

10.8	First Amendment to Office Lease Agreement with Greenville First Bank, N.A., dated September 20, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the period ended September 30, 2005).

10.9	R. Arthur Seaver, Jr. Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed October 3, 2013).*

10.10	Michael D. Dowling Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed October 3, 2013).*

10.11	Form of Split Dollar Agreement between certain executives and Southern First Bancshares, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 18, 2009).*

10.12	Form of Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 23, 2008).*

10.13	Form of First Amendment to Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed December 23, 2008).*

10.14	Michael D. Dowling Salary Continuation Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 3, 2013).*

10.15	R. Arthur Seaver, Jr. Second Amendment to Salary Continuation Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed October 3, 2013).*

10.16	Southern First Bancshares, Inc. 2016 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 12, 2016).*

10.17	Form of Award Agreement for Stock Options (incorporated by reference to Exhibit 4.6 of the Company’s Form S-8 filed on August 18, 2016).*

10.18	Form of Award Agreement for Restricted Stock (incorporated by reference to Exhibit 4.7 of the Company’s Form S-8 filed on August 18, 2016).*

10.19	Amendment dated as of January 31, 2019 to R. Arthur Seaver, Jr. Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 6, 2019).*

10.20	Amendment dated as of January 31, 2019 to Michael D. Dowling Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on February 6, 2019).*

10.21	Development Services Agreement dated as of April 9, 2019 between Southern First Bank and Cothran Properties, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 2, 2019).

10.22	Form of Subordinated Note Purchase Agreement dated as of September 30, 2019 by and among Southern First Bancshares, Inc. and certain qualified institutional buyers and accredited investors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 30, 2019).

10.23	Form of Registration Rights Agreement dated as of September 30, 2019 by and among Southern First Bancshares, Inc. and certain qualified institutional buyers and accredited investors (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 30, 2019).

10.24	Pledge Agreement, dated as of June 30, 2017, by and between Southern First Bancshares, Inc. and CenterState Bank, National Association (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on July 3, 2017).

10.25	Amended and Restated Loan and Security Agreement, dated as of June 29, 2020, by and between Southern First Bancshares, Inc. and CenterState Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 3, 2020).

10.26	Amended and Restated Promissory Note, dated as of June 29, 2020, by and between Southern First Bancshares, Inc. and CenterState Bank, National Association (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 3, 2020).

10.27	Second Amended and Restated Loan and Security Agreement, dated as of December 21, 2021, by and between Southern First Bancshares, Inc. and SouthState Bank, National Association (incorporated by reference to Exhibit 10.32 of the Company’s Form 10-K filed on March 4, 2022).

10.28	Second Amended and Restated Promissory Note, dated as of December 21, 2021, by and between Southern First Bancshares, Inc. and SouthState Bank, National Association (incorporated by reference to Exhibit 10.33 of the Company’s Form 10-K filed on March 4, 2022).

21	Subsidiaries.

23	Consent of Independent Public Accountants.

24	Power of Attorney (contained herein as part of the signature pages).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2022, 2021, and 2020, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020, and (iv) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.

Date: February 13, 2023	By:	/s/ R. Arthur Seaver, Jr.
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

Signature	Title	Date

/s/ R. Arthur Seaver, Jr.	Director, Chief Executive Officer	February 13, 2023
R. Arthur Seaver, Jr.	(Principal Executive Officer)

/s/ Michael D. Dowling	Chief Financial Officer, Chief Operating Officer	February 13, 2023
Michael D. Dowling	(Principal Financial and Accounting Officer)

/s/ Andrew B. Cajka, Jr.	Director	February 13, 2023
Andrew B. Cajka, Jr.

/s/ Mark A. Cothran	Director	February 13, 2023
Mark A. Cothran

/s/ Leighton M. Cubbage	Director	February 13, 2023
Leighton M. Cubbage

/s/ David G. Ellison	Director	February 13, 2023
David G. Ellison

/s/ Anne S. Ellefson	Director	February 13, 2023
Anne S. Ellefson

/s/ Terry Grayson-Caprio	Director	February 13, 2023
Terry Grayson-Caprio

/s/ Tecumseh Hooper, Jr.	Director	February 13, 2023
Tecumseh Hooper, Jr.

/s/ Rudolph G. Johnstone, III M.D.	Director	February 13, 2023
Rudolph G. Johnstone, III, M.D.

/s/ Ray A. Lattimore	Director	February 13, 2023
Ray A. Lattimore

/s/ Anna T. Locke	Director	February 13, 2023
Anna T. Locke

/s/ William A. Maner, IV	Director	February 13, 2023
William A. Maner, IV

/s/ James B. Orders, III	Director, Chairman	February 13, 2023
James B. Orders, III