Form 10-Q
period 2023-03-31
SOUTHERN FIRST BANCSHARES INC
filed 2023-05-02
CIK 1090009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

8,047,975 shares of common stock, par value $0.01 per share, were issued and outstanding as of April 27, 2023.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

March 31, 2023 Form 10-Q

i

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except share data)	2023	2022
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$22,213	18,788
Federal funds sold	242,642	101,277
Interest-bearing deposits with banks	7,350	50,809
Total cash and cash equivalents	272,205	170,874
Investment securities:
Investment securities available for sale	94,036	93,347
Other investments	10,097	10,833
Total investment securities	104,133	104,180
Mortgage loans held for sale	6,979	3,917
Loans	3,417,945	3,273,363
Less allowance for credit losses	(40,435)	(38,639)
Loans, net	3,377,510	3,234,724
Bank owned life insurance	51,453	51,122
Property and equipment, net	97,806	99,183
Deferred income taxes, net	12,087	12,522
Other assets	15,967	15,459
Total assets	$3,938,140	3,691,981
LIABILITIES
Deposits	$3,426,774	3,133,864
FHLB advances and related debt	125,000	175,000
Subordinated debentures	36,241	36,214
Other liabilities	50,775	52,391
Total liabilities	3,638,790	3,397,469
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 8,047,975 and 8,011,045 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	80	80
Nonvested restricted stock	(4,462)	(3,306)
Additional paid-in capital	120,683	119,027
Accumulated other comprehensive loss	(11,775)	(13,410)
Retained earnings	194,824	192,121
Total shareholders’ equity	299,350	294,512
Total liabilities and shareholders’ equity	$3,938,140	3,691,981

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months
	ended March 31,
(dollars in thousands, except share data)	2023	2022
Interest income
Loans	$36,748	23,931
Investment securities	613	474
Federal funds sold and interest-bearing deposits with banks	969	59
Total interest income	38,330	24,464
Interest expense
Deposits	17,179	908
Borrowings	727	392
Total interest expense	17,906	1,300
Net interest income	20,424	23,164
Provision for credit losses	1,825	1,105
Net interest income after provision for credit losses	18,599	22,059
Noninterest income
Mortgage banking income	622	1,494
Service fees on deposit accounts	325	303
ATM and debit card income	555	514
Income from bank owned life insurance	332	315
Other income	210	301
Total noninterest income	2,044	2,927
Noninterest expenses
Compensation and benefits	10,356	9,455
Occupancy	2,457	1,779
Outside service and data processing costs	1,629	1,534
Insurance	689	261
Professional fees	660	599
Marketing	366	266
Other	947	791
Total noninterest expenses	17,104	14,685
Income before income tax expense	3,539	10,301
Income tax expense	836	2,331
Net income	$2,703	7,970
Earnings per common share
Basic	$0.34	1.00
Diluted	0.33	0.98
Weighted average common shares outstanding
Basic	8,025,876	7,931,855
Diluted	8,092,270	8,096,310

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended March 31,
(dollars in thousands)	2023	2022
Net income	$2,703	7,970
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	2,070	(7,141)
Tax benefit (expense)	(435)	1,500
Reclassification of realized gain	-	(15)
Tax expense	-	3
Other comprehensive income (loss)	1,635	(5,653)
Comprehensive income	$4,338	2,317

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended March 31,
	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2021	7,925,819	$79	-	$-	$(1,435)	$114,226	$(740)	$165,771	$277,901
Net income	-	-	-	-	-	-	-	7,970	7,970
Proceeds from exercise of stock options	18,125	-	-	-	-	579	-	-	579
Issuance of restricted stock	36,575	1	-	-	(2,235)	2,234	-	-	-
Adoption of ASU 2016-13	-	-	-	-	-	-	-	(2,765)	(2,765)
Compensation expense related to restricted stock, net of tax	-	-	-	-	245	-	-	-	245
Compensation expense related to stock options, net of tax	-	-	-	-	-	247	-	-	247
Other comprehensive loss	-	-	-	-	-	-	(5,653)	-	(5,653)
March 31, 2022	7,980,519	$80	-	$-	$(3,425)	$117,286	$(6,393)	$170,976	$278,524
December 31, 2022	8,011,045	$80	-	$-	$(3,306)	$119,027	$(13,410)	$192,121	$294,512
Net income	-	-	-	-	-	-	-	2,703	2,703
Proceeds from exercise of stock options	1,000	-	-	-	-	17	-	-	17
Issuance of restricted stock	35,930	-	-	-	(1,521)	1,521	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	365	-	-	-	365
Compensation expense related to stock options, net of tax	-	-	-	-	-	118	-	-	118
Other comprehensive income	-	-	-	-	-	-	1,635	-	1,635
March 31, 2023	8,047,975	$80	-	$-	$(4,462)	$120,683	$(11,775)	$194,824	$299,350

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
(dollars in thousands)	2023	2022
Operating activities
Net income	$2,703	7,970
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	1,825	1,105
Depreciation and other amortization	1,203	583
Accretion and amortization of securities discounts and premium, net	129	210
Gain on sale of securities	-	(15)
Net change in operating leases	53	108
Compensation expense related to stock options and restricted stock grants	483	492
Gain on sale of loans held for sale	(530)	(899)
Loans originated and held for sale	(17,892)	(75,729)
Proceeds from sale of loans held for sale	15,360	72,344
Increase in cash surrender value of bank owned life insurance	(331)	(315)
Increase in other assets	(508)	(447)
Increase (decrease) in other liabilities	(1,258)	2,460
Net cash provided by operating activities	1,237	7,867
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(144,641)	(170,787)
Purchase of property and equipment	(180)	(5,869)
Purchase of investment securities:
Available for sale	-	(10,094)
Other investments	(18,264)	(2,265)
Payments and maturities, calls and repayments of investment securities:
Available for sale	1,252	16,046
Other investments	19,000	2,182
Net cash used for investing activities	(142,833)	(170,787)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	292,910	144,348
Decrease in Federal Home Loan Bank advances and other borrowings, net	(50,000)	-
Proceeds from the exercise of stock options	17	579
Net cash provided by financing activities	242,927	144,927
Net increase (decrease) in cash and cash equivalents	101,331	(17,993)
Cash and cash equivalents at beginning of the period	170,874	167,209
Cash and cash equivalents at end of the period	$272,205	149,216
Supplemental information
Cash paid for
Interest	$16,801	1,789
Income taxes	-	-
Schedule of non-cash transactions
Unrealized gain (loss) on securities, net of income taxes	1,635	(5,641)

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 13, 2023. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

Risk and Uncertainties

There were two significant bank failures in the first part of March 2023, primarily due to the failed banks’ lack of liquidity as depositors sought to withdraw their deposits. Due to rising interest rates, the failed banks were unable to sell investment securities held to meet liquidity needs without realizing substantial losses. As a result of the March 2023 bank closures and in an effort to strengthen public confidence in the banking system and protect depositors, regulators have announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which could increase the cost of our FDIC insurance assessments. Additionally, the Federal Reserve announced the creation of a new Bank Term Funding Program in an effort to minimize the need for banks to sell securities at a loss in times of stress. The future impact of these failures on the economy, financial institutions and their depositors, as well as any governmental regulatory responses or actions resulting from the same, is difficult to predict at this time.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, real estate acquired in the settlement of loans, fair value of financial instruments, and valuation of deferred tax assets.

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

Adoption of New Accounting Standard

In January 2023, the Company adopted ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminated the accounting guidance for troubled debt restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, for public business entities, the guidance requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20. The Company adopted the guidance using the modified retrospective method. Upon adoption of this guidance, the Company no longer establishes a specific reserve for modifications to borrowers experiencing financial difficulty. Instead, these modifications are included in their respective cohort and a historical loss rate is applied to the current loan balance to arrive at the quantitative baseline portion of the allowance. The difference between the allowance previously determined and the current allowance was not material to the Company’s financial statements.

Newly Issued, But Not Yet Effective Accounting Standards

In December 2022, the FASB issued amendments to defer the sunset date of the Reference Rate Reform Topic of the Accounting Standards Codification from December 31, 2022 to December 31, 2024, because the current relief in Reference Rate Reform Topic may not cover a period of time during which a significant number of modifications may take place. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	March 31, 2023
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,166	-	250	1,916
US treasuries	999	-	107	892
US government agencies	13,008	-	2,024	10,984
State and political subdivisions	22,844	8	3,203	19,649
Asset-backed securities	5,966	-	147	5,819
Mortgage-backed securities
FHLMC	23,876	1	3,467	20,410
FNMA	34,612	-	5,029	29,583
GNMA	5,471	-	688	4,783
Total mortgage-backed securities	63,959	1	9,184	54,776
Total investment securities available for sale	$108,942	9	14,915	94,036

	December 31, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,172	-	289	1,883
US treasuries	999	-	128	871
US government agencies	13,007	-	2,390	10,617
State and political subdivisions	22,910	-	4,004	18,906
Asset-backed securities	6,435	-	206	6,229
Mortgage-backed securities
FHLMC	24,086	-	3,745	20,341
FNMA	35,141	-	5,520	29,621
GNMA	5,573	-	694	4,879
Total mortgage-backed securities	64,800	-	9,959	54,841
Total investment securities available for sale	$110,323	-	16,976	93,347

Contractual maturities and yields on the Company’s investment securities at March 31, 2023 and December 31, 2022 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	$-	-	$1,916	2.00%	$-	-	$1,916	2.00%
US treasuries	-	-	-	-	892	1.27%	-	-	892	1.27%
US government agencies	-	-	3,291	0.85%	7,693	1.55%	-	-	10,984	1.34%
State and political subdivisions	-	-	465	2.13%	5,598	1.80%	13,586	2.16%	19,649	2.06%
Asset-backed securities	-	-	-	-	452	4.43%	5,367	5.62%	5,819	5.53%
Mortgage-backed securities	-	-	4,902	1.17%	3,712	1.57%	46,162	1.95%	54,776	1.85%
Total investment securities	$-	-	$8,658	1.10%	$20,263	1.72%	$65,115	2.30%	$94,036	2.06%

	December 31, 2022
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	$-	-	$1,883	2.00%	$-	-	$1,883	2.00%
US treasuries	-	-	-	-	871	1.27%	-	-	871	1.27%
US government agencies	-	-	3,223	0.85%	7,394	1.55%	-	-	10,617	1.34%
State and political subdivisions	-	-	460	2.13%	5,382	1.80%	13,064	2.16%	18,906	2.05%
Asset-backed securities	-	-	-	-	554	4.77%	5,675	5.14%	6,229	5.10%
Mortgage-backed securities	-	-	4,594	1.13%	3,959	1.60%	46,288	1.90%	54,841	1.82%
Total investment securities	$-	-	$8,277	1.08%	$20,043	1.75%	$65,027	2.24%	$93,347	2.03%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at March 31, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2023
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,916	$250	1	$1,916	$250
US treasuries	-	-	-	1	892	107	1	892	107
US government agencies	-	-	-	10	10,984	2,024	10	10,984	2,024
State and political subdivisions	1	465	5	29	18,404	3,198	30	18,869	3,203
Asset-backed	2	1,228	16	6	4,591	131	8	5,819	147
Mortgage-backed securities
FHLMC	1	1,504	12	19	17,486	3,455	20	18,990	3,467
FNMA	1	5	-	36	29,578	5,029	37	29,583	5,029
GNMA	-	-	-	7	4,783	688	7	4,783	688
Total investment securities	5	$3,202	$33	109	$88,634	$14,882	114	$91,836	$14,915

	December 31, 2022
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,883	$289	1	$1,883	$289
US treasuries	-	-	-	1	871	128	1	871	128
US government agencies	-	-	-	10	10,617	2,390	10	10,617	2,390
State and political subdivisions	10	5,101	763	22	13,805	3,241	32	18,906	4,004
Asset-backed	5	4,291	135	3	1,938	71	8	6,229	206
Mortgage-backed securities
FHLMC	4	3,712	155	17	16,629	3,590	21	20,341	3,745
FNMA	9	2,208	201	28	27,413	5,319	37	29,621	5,520
GNMA	1	103	7	6	4,776	687	7	4,879	694
Total investment securities	29	$15,415	$1,261	88	$77,932	$15,715	117	$93,347	$16,976

At March 31, 2023 the Company had 114 individual investments that were in an unrealized loss position. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on available for sale securities recognized as of March 31, 2023.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	March 31, 2023	December 31, 2022
Federal Home Loan Bank stock	$7,534	9,250
Other nonmarketable investments	2,160	1,180
Investment in Trust Preferred subsidiaries	403	403
Total other investments	$10,097	10,833

The Company has evaluated other investments for impairment and determined that the other investments are not impaired as of March 31, 2023 and that ultimate recoverability of the par value of the investments is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At March 31 2023, mortgage loans held for sale totaled $7.0 million compared to $3.9 million at December 31, 2022.

NOTE 4 – Loans and Allowance for Credit Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $7.4 million as of March 31, 2023 and $7.3 million as of December 31, 2022.

	March 31, 2023		December 31, 2022
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$615,094	18.0%	$612,901	18.7%
Non-owner occupied RE	928,059	27.2%	862,579	26.3%
Construction	94,641	2.8%	109,726	3.4%
Business	495,161	14.5%	468,112	14.3%
Total commercial loans	2,132,955	62.5%	2,053,318	62.7%
Consumer
Real estate	993,258	29.1%	931,278	28.4%
Home equity	180,974	5.3%	179,300	5.5%
Construction	71,137	2.1%	80,415	2.5%
Other	39,621	1.0%	29,052	0.9%
Total consumer loans	1,284,990	37.5%	1,220,045	37.3%
Total gross loans, net of deferred fees	3,417,945	100.0%	3,273,363	100.0%
Less—allowance for credit losses	(40,435)		(38,639)
Total loans, net	$3,377,510		$3,234,724

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

			March 31, 2023
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$9,295	144,602	418,450	42,747	615,094
Non-owner occupied RE	57,909	449,859	394,421	25,870	928,059
Construction	2,742	30,409	59,103	2,387	94,641
Business	92,502	211,145	187,033	4,481	495,161
Total commercial loans	162,448	836,015	1,059,007	75,485	2,132,955
Consumer
Real estate	9,871	46,324	280,204	656,859	993,258
Home equity	1,028	20,452	154,189	5,305	180,974
Construction	1,014	227	32,358	37,538	71,137
Other	3,569	21,975	13,272	805	39,621
Total consumer loans	15,482	88,978	480,023	700,507	1,284,990
Total gross loans, net of deferred fees	$177,930	924,993	1,539,030	775,992	3,417,945

	December 31, 2022
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$10,574	133,017	420,881	48,429	612,901
Non-owner occupied RE	44,570	419,976	371,208	26,825	862,579
Construction	5,509	36,537	61,009	6,671	109,726
Business	96,157	194,489	173,259	4,207	468,112
Total commercial loans	156,810	784,019	1,026,357	86,132	2,053,318
Consumer
Real estate	12,137	38,948	260,005	620,188	931,278
Home equity	1,336	20,933	151,696	5,335	179,300
Construction	665	182	23,788	55,780	80,415
Other	3,926	21,890	2,458	778	29,052
Total consumer loans	18,064	81,953	437,947	682,081	1,220,045
Total gross loans, net of deferred fees	$174,874	865,972	1,464,304	768,213	3,273,363

The following table summarizes the loans due after one year by category.

	March 31, 2023		December 31, 2022
	Interest Rate			Interest Rate
(dollars in thousands)	Fixed	Floating or Adjustable	Fixed	Floating or Adjustable
Commercial
Owner occupied RE	$602,302	3,497	598,513	3,814
Non-owner occupied RE	784,868	85,282	742,763	75,246
Construction	75,041	16,858	90,246	13,971
Business	310,976	91,683	298,866	73,089
Total commercial loans	1,773,187	197,320	1,730,388	166,120
Consumer
Real estate	983,376	11	919,130	11
Home equity	13,508	166,438	14,173	163,791
Construction	70,123	-	79,750	-
Other	19,173	16,879	19,113	6,013
Total consumer loans	1,086,180	183,328	1,032,166	169,815
Total gross loans, net of deferred fees	$2,859,367	380,648	2,762,554	335,935

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

A description of the general characteristics of the risk grades is as follows:

●	Pass— A pass loan ranges from minimal to average credit risk; however, still has acceptable credit risk.

●	Watch—A watch loan exhibits above average credit risk due to minor weaknesses and warrants closer scrutiny by management.

●	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

●	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

●	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following table presents loan balances classified by credit quality indicators by year of origination as of March 31, 2023.

	March 31, 2023
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$19,874	160,403	143,384	76,171	65,408	121,520	-	169	586,929
Watch	-	3,548	475	9,281	3,628	6,716	-	-	23,648
Special Mention	-	196	-	-	-	3,133	-	-	3,329
Substandard	-	-	-	-	-	1,188	-	-	1,188
Total Owner occupied RE	19,874	164,147	143,859	85,452	69,036	132,557	-	169	615,094

Non-owner occupied RE
Pass	47,280	298,161	177,421	112,850	59,025	181,699	623	-	877,059
Watch	200	972	9,496	-	7,555	13,070	-	-	31,293
Special Mention	-	-	201	-	8,893	906	-	-	10,000
Substandard	-	615	-	-	7,996	1,096	-	-	9,707
Total Non-owner occupied RE	47,480	299,748	187,118	112,850	83,469	196,771	623	-	928,059

Construction
Pass	942	62,604	22,778	6,737	246	-	-	-	93,307
Watch	-	1,334	-	-	-	-	-	-	1,334
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Construction	942	63,938	22,778	6,737	246	-	-	-	94,641

Business
Pass	17,705	140,684	54,235	21,675	20,611	58,086	147,734	442	461,172
Watch	145	14,571	2,031	1,627	1,061	3,607	5,420	-	28,462
Special Mention	-	1,259	236	463	279	424	15	99	2,775
Substandard	-	495	-	28	202	1,344	683	-	2,752
Total Business	17,850	157,009	56,502	23,793	22,153	63,461	153,852	541	495,161

Total Commercial loans	86,146	684,842	410,257	228,832	174,904	392,789	154,475	710	2,132,955

Consumer
Real estate
Pass	49,330	253,611	284,238	183,939	69,806	112,705	-	-	953,629
Watch	494	5,765	8,023	4,016	2,086	4,582	-	-	24,966
Special Mention	-	2,346	1,687	2,152	2,444	3,127	-	-	11,756
Substandard	-	-	646	224	330	1,707	-	-	2,907
Total Real estate	49,824	261,722	294,594	190,331	74,666	122,121	-	-	993,258

Home equity
Pass	-	-	-	-	-	-	167,694	-	167,694
Watch	-	-	-	-	-	-	6,701	-	6,701
Special Mention	-	-	-	-	-	-	3,861	-	3,861
Substandard	-	-	-	-	-	-	2,718	-	2,718
Total Home equity	-	-	-	-	-	-	180,974	-	180,974

Construction
Pass	2,656	47,570	20,066	845	-	-	-	-	71,137
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Construction	2,656	47,570	20,066	845	-	-	-	-	71,137

Other
Pass	390	3,375	2,829	1,645	1,433	3,205	25,359	-	38,236
Watch	10	42	363	11	4	183	118	-	731
Special Mention	-	11	-	-	37	90	93	-	231
Substandard	-	327	88	-	3	-	5	-	423
Total Other	400	3,755	3,280	1,656	1,477	3,478	25,575	-	39,621

Total Consumer loans	52,880	313,047	317,940	192,832	76,143	125,599	206,549	-	1,284,990
Total loans	$139,026	997,889	728,197	421,664	251,047	518,388	361,024	710	3,417,945
Current period gross write-offs		(160)		(1)					(161)

The following table presents loan balances classified by credit quality indicators by year of origination as of December 31, 2022.

	December 31, 2022
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$169,083	122,654	85,867	66,299	36,718	93,915	-	-	574,536
Watch	14,648	479	9,339	3,658	-	6,792	-	-	34,916
Special Mention	200	-	-	-	-	2,960	-	-	3,160
Substandard	-	-	-	-	289	-	-	-	289
Total Owner occupied RE	183,931	123,133	95,206	69,957	37,007	103,667	-	-	612,901

Non-owner occupied RE
Pass	281,890	169,599	113,264	59,550	79,722	106,967	604	137	811,733
Watch	1,061	9,491	-	10,683	1,408	11,660	-	-	34,303
Special Mention	-	202	-	6,087	-	930	-	-	7,219
Substandard	-	134	-	7,992	327	871	-	-	9,324
Total Non-owner occupied RE	282,951	179,426	113,264	84,312	81,457	120,428	604	137	862,579

Construction
Pass	48,420	55,129	4,811	247	-	-	-	-	108,607
Watch	1,119	-	-	-	-	-	-	-	1,119
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Construction	49,539	55,129	4,811	247	-	-	-	-	109,726

Business
Pass	136,489	57,804	29,864	21,808	35,249	28,914	136,337	709	447,174
Watch	3,186	2,058	1,318	1,282	179	3,074	3,783	439	15,319
Special Mention	1,137	260	386	210	-	252	115	642	3,002
Substandard	498	-	188	233	315	911	472	-	2,617
Total Business	141,310	60,122	31,756	23,533	35,743	33,151	140,707	1,790	468,112
Total Commercial loans	657,731	417,810	245,037	178,049	154,207	257,246	141,311	1,927	2,053,318

Consumer
Real estate
Pass	243,589	269,565	189,075	72,499	39,042	76,172	-	-	889,942
Watch	6,196	8,256	3,847	2,278	494	3,671	-	-	24,742
Special Mention	3,114	1,938	2,644	2,258	955	2,639	-	-	13,548
Substandard	-	648	227	341	408	1,422	-	-	3,046
Total Real estate	252,899	280,407	195,793	77,376	40,899	83,904	-	-	931,278

Home equity
Pass	-	-	-	-	-	-	165,847	-	165,847
Watch	-	-	-	-	-	-	7,226	-	7,226
Special Mention	-	-	-	-	-	-	4,055	-	4,055
Substandard	-	-	-	-	-	-	2,172	-	2,172
Total Home equity	-	-	-	-	-	-	179,300	-	179,300

Construction
Pass	41,138	34,039	4,923	-	-	-	-	-	80,100
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	315	-	-	-	-	315
Substandard	-	-	-	-	-	-	-	-	-
Total Construction	41,138	34,039	4,923	315	-	-	-	-	80,415

Other
Pass	3,894	3,038	1,702	1,534	341	3,015	14,465	-	27,989
Watch	46	367	15	5	16	175	93	-	717
Special Mention	94	-	-	44	75	23	97	-	332
Substandard	-	-	-	5	-	-	9	-	14
Total Other	4,034	3,405	1,717	1,588	432	3,213	14,663	-	29,052
Total Consumer loans	298,071	317,851	202,433	79,279	41,331	87,117	193,963	-	1,220,045
Total loans	$955,802	735,661	447,470	257,328	195,538	344,363	335,274	1,927	3,273,363

The following tables present loan balances by age and payment status.

	March 31, 2023
(dollars in thousands)	Accruing 30-59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$-	-	-	-	615,094	615,094
Non-owner occupied RE	151	-	-	1,384	926,524	928,059
Construction	-	-	-	-	94,641	94,641
Business	135	235	-	1,196	493,595	495,161
Consumer
Real estate	886	-	-	1,075	991,297	993,258
Home equity	587	-	-	1,078	179,309	180,974
Construction	-	-	-	-	71,137	71,137
Other	1	88	-	-	39,532	39,621
Total loans	$1,760	323	-	4,733	3,411,129	3,417,945
Total loans over 90 days past due	-	-	-	-	-	192

	December 31, 2022
(dollars in thousands)	Accruing 30-59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$-	-	-	-	612,901	612,901
Non-owner occupied RE	119	757	-	247	861,456	862,579
Construction	-	-	-	-	109,726	109,726
Business	24	1	-	182	467,905	468,112
Consumer
Real estate	330	-	-	1,099	929,849	931,278
Home equity	50	-	-	1,099	178,151	179,300
Construction	-	-	-	-	80,415	80,415
Other	88	-	-	-	28,964	29,052
Total loans	$611	758	-	2,627	3,269,367	3,273,363
Total loans over 90 days past due	-	-	-	-	-	402

As of March 31, 2023 and December 31, 2022, loans 30 days or more past due represented 0.11% of the Company’s total loan portfolio. Commercial loans 30 days or more past due were 0.03% of the Company’s total loan portfolio as of March 31, 2023 and December 31, 2022. Consumer loans 30 days or more past due were 0.08% of total loans as of March 31, 2023 and December 31, 2022.

The table below summarizes nonaccrual loans by major categories for the periods presented.

	March 31, 2023			December 31, 2022
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	loans	loans	Total	loans	loans	Total
	with no	with an	nonaccrual	with no	with an	nonaccrual
(dollars in thousands)	allowance	allowance	loans	allowance	allowance	loans
Commercial
Owner occupied RE	-	-	-	-	-	-
Non-owner occupied RE	$615	769	1,384	114	133	247
Construction	-	-	-	-	-	-
Business	1,045	151	1,196	-	182	182
Total commercial	1,660	920	2,580	114	315	429
Consumer
Real estate	-	1,075	1,075	-	1,099	1,099
Home equity	192	886	1,078	194	905	1,099
Construction	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total consumer	192	1,961	2,153	194	2,004	2,198
Total nonaccrual loans	1,852	2,881	4,733	308	2,319	2,627

We did not recognize interest income on nonaccrual loans for the three months ended March 31, 2023 and March 31, 2022. Accrued interest of $23,000 was reversed during the three months ended March 31, 2023. Accrued interest of $3,000 was reversed during the three months ended March 31, 2022.

The table below summarizes information regarding nonperforming assets.

(dollars in thousands)	March 31, 2023	December 31, 2022
Nonaccrual loans	$4,733	2,627
Other real estate owned	-	-
Total nonperforming assets	$4,733	2,627
Nonperforming assets as a percentage of:
Total assets	0.12%	0.07%
Gross loans	0.14%	0.08%
Total loans over 90 days past due	$192	402
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	-	4,503

Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. There were no loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2023.

Allowance for Credit Losses

The Company maintains an allowance for credit losses to provide for expected credit losses. Losses are charged against the allowance when management believes that the principal is uncollectable. Subsequent recoveries, if any, are credited to the allowance. Allocations of the allowance are made for specific loans and for pools of similar types of loans, although the entire allowance is available for any loan that, in management’s judgment, should be charged against the allowance. A provision for credit losses is taken based on management’s ongoing evaluation of the appropriate allowance balance.

A formal evaluation of the adequacy of the credit loss allowance is conducted quarterly. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay a loan, the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. Management believes the level of the allowance for credit losses is adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date. The allowance is increased through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off.

The Company uses a lifetime probability of default and loss given default modeling approach to estimate the allowance for credit losses on loans. This method uses historical correlations between default experience and the age of loans to forecast defaults and losses, assuming that a loan in a pool shares similar risk characteristics such as loan product type, risk rating and loan age, and demonstrates similar default characteristics as other loans in that pool, as the loan progresses through its lifecycle. The Company calculates lifetime probability of default and loss given default rates based on historical loss experience, which is used to calculate expected losses based on the pool’s loss rate and the age of loans in the pool. Management believes that the Company’s historical loss experience provides the best basis for its assessment of expected credit losses to determine the allowance for credit losses. The Company uses its own internal data to measure historical credit loss experience within the pools with similar risk characteristics over an economic cycle. The probability of default and loss given default method also includes assumptions of observed migration over the lifetime of the underlying loan data. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation.

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

The following table summarizes the activity related to the allowance for credit losses for the three months ended March 31, 2023 under the CECL methodology.

	Three months ended March 31, 2023
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$5,867	10,376	1,292	7,861	9,487	2,551	893	312	38,639
Provision for credit losses	117	1,038	(182)	150	592	53	(83)	170	1,855
Loan charge-offs	-	(160)	-	(1)	-	-	-	-	(161)
Loan recoveries	-	31	-	12	-	59	-	-	102
Net loan recoveries (charge-offs)	-	(129)	-	11	-	59	-	-	(59)
Balance, end of period	$5,984	11,285	1,110	8,022	10,079	2,663	810	482	40,435
Net charge-offs to average loans (annualized)									0.01%
Allowance for credit losses to gross loans									1.18%
Allowance for credit losses to nonperforming loans									854.33%

	Three months ended March 31, 2022
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$4,700	10,518	625	4,887	7,083	1,697	578	320	30,408
Adjustment for CECL	(313)	333	154	1,057	(294)	438	130	(5)	1,500
Provision for credit losses	511	(878)	150	159	813	165	136	(31)	1,025
Loan charge-offs	-	-	-	-	-	(169)	-	-	(169)
Loan recoveries	-	-	-	114	-	66	-	-	180
Net loan recoveries (charge-offs)	-	-	-	114	-	(103)	-	-	11
Balance, end of period	$4,898	9,973	929	6,217	7,602	2,197	844	284	32,944
Net charge-offs (recoveries) to average loans (annualized)									0.00%
Allowance for credit losses to gross loans									1.24%
Allowance for credit losses to nonperforming loans									726.88%

The $1.9 million provision for credit losses for the three months ended March 31, 2023 was driven by $144.6 million in loan growth for the quarter. In addition to loan growth, the provision for credit losses was impacted by slightly lower expected loss rates due to continued low charge-offs during the first quarter of 2023, while minor adjustments to an internal qualitative factor increased the qualitative component of the allowance and related provision expense.

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

The following tables present an analysis of collateral-dependent loans of the Company.

			March 31, 2023
(dollars in thousands)	Real estate	Business assets	Other	Total
Commercial
Owner occupied RE	$-	-	-	-
Non-owner occupied RE	651	-	-	651
Construction	-	-	-	-
Business	28	-	1,045	1,073
Total commercial	679	-	1,045	1,724
Consumer
Real estate	197	-	-	197
Home equity	192	-	-	192
Construction	-	-	-	-
Other	-	-	-	-
Total consumer	389	-	-	389
Total	$1,068	-	1,045	2,113

			December 31, 2022
	Real	Business
(dollars in thousands)	estate	assets	Other	Total
Commercial
Owner occupied RE	$-	-	-	-
Non-owner occupied RE	114	-	-	114
Construction	-	-	-	-
Business	30	-	-	30
Total commercial	144	-	-	144
Consumer
Real estate	207	-	-	207
Home equity	194	-	-	194
Construction	-	-	-	-
Other	-	-	-	-
Total consumer	401	-	-	401
Total	$545	-	-	545

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

Allowance for Credit Losses - Unfunded Loan Commitments

The allowance for credit losses for unfunded loan commitments was $2.8 million at March 31, 2023 and is separately classified on the balance sheet within other liabilities. The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2023 and for the twelve months ended December 31, 2022.

	Three months ended	Twelve months ended
(dollars in thousands)	March 31, 2023	December 31, 2022
Balance, beginning of period	$2,780	-
Adjustment for adoption of CECL	-	2,000
Provision (reversal of) for credit losses	(30)	780
Balance, end of period	$2,750	2,780
Unfunded Loan Commitments	$882,489	878,324
Reserve for Unfunded Commitments to Unfunded Loan Commitments	0.31%	0.32%

NOTE 5 – Derivative Financial Instruments

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

The following table summarizes the Company’s outstanding financial derivative instruments at March 31, 2023 and December 31, 2022.

	March 31, 2023
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$13,384	Other assets	$187
MBS forward sales commitments	10,000	Other liabilities	(86)
Total derivative financial instruments	$23,384		$101

	December 31, 2022
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Mortgage loan interest rate lock commitments	$6,793	Other assets	$49
MBS forward sales commitments	5,750	Other assets	27
Total derivative financial instruments	$12,543		$76

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 14 of the Company’s 2022 Annual Report on Form 10-K. The Company’s loan portfolio is initially fair valued using a segmented approach, using the eight categories of loans as disclosed in Note 4 – Loans and Allowance for Credit Losses. Loans are considered a Level 3 classification.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

	March 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
Corporate bonds	$-	1,916	-	1,916
US treasuries	-	892	-	892
US government agencies	-	10,984	-	10,984
State and political subdivisions	-	19,649	-	19,649
Asset-backed securities	-	5,819	-	5,819
Mortgage-backed securities	-	54,776	-	54,776
Mortgage loans held for sale	-	6,979	-	6,979
Mortgage loan interest rate lock commitments	-	187	-	187
Total assets measured at fair value on a recurring basis	$-	101,202	-	101,202

Liabilities
MBS forward sales commitments	$-	86	-	86
Total liabilities measured at fair value on a recurring basis	$-	86	-	86

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Corporate bonds	$-	1,883	-	1,883
US treasuries	-	871	-	871
US government agencies	-	10,617	-	10,617
State and political subdivisions	-	18,906	-	18,906
Asset-backed securities	-	6,229	-	6,229
Mortgage-backed securities	-	54,841	-	54,841
Mortgage loans held for sale	-	3,917	-	3,917
Mortgage loan interest rate lock commitments	-	49	-	49
MBS forward sales commitments	-	27	-	27
Total assets measured at fair value on a recurring basis	$-	97,340	-	97,340

The Company had no liabilities recorded for fair value on a recurring basis as of December 31, 2022.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022.

	As of March 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated	$-	1,972	3,695	5,667
Total assets measured at fair value on a nonrecurring basis	$-	1,972	3,695	5,667

	As of December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated	$-	429	4,071	4,500
Total assets measured at fair value on a nonrecurring basis	$-	429	4,071	4,500

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company’s financial instruments at March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$10,097	10,097	-	-	10,097
Loans[1]	3,368,332	3,176,788	-	-	3,176,788
Financial Liabilities:
Deposits	3,426,774	3,065,819	-	3,065,819	-
Subordinated debentures	36,241	40,369	-	40,369	-

	December 31, 2022
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$10,833	10,833	-	-	10,833
Loans[1]	3,227,455	3,057,891	-	-	3,057,891
Financial Liabilities:
Deposits	3,133,864	2,717,900	-	2,717,900	-
Subordinated debentures	36,214	39,885	-	39,885	-

1 Carrying amount is net of the allowance for credit losses and individually evaluated loans.

NOTE 7 – Leases

The Company had operating right-of-use assets, included in property and equipment, of $23.2 million and $23.6 million as of March 31, 2023 and December 31, 2022, respectively.  The Company had lease liabilities, included in other liabilities, of $25.5 million and $25.8 million as of March 31, 2023 and December 31, 2022, respectively. We maintain operating leases on land and buildings for various office spaces. The lease agreements have maturity dates ranging from April 2025 to February 2032, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 6.74 years as of March 31, 2023. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term at implementation of the accounting standard and as of the lease commencement date for leases subsequently entered into. The weighted average discount rate for leases was 2.32% as of March 31, 2023.

The total operating lease costs were $595,000 and $778,000 for the three months ended March 31, 2023 and 2022, respectively.

Maturities of lease liabilities as of March 31, 2023 were as follows:

Operating
(dollars in thousands)	Leases
2023	$1,513
2024	2,067
2025	2,124
2026	2,176
2027	2,232
Thereafter	22,200
Total undiscounted lease payments	32,312
Discount effect of cash flows	6,813
Total lease liability	$25,499

NOTE 8 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three-month periods ended March 31, 2023 and 2022. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at March 31, 2023. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At March 31, 2023 and 2022, there were 205,689 and 9,000 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended March 31,
(dollars in thousands, except share data)	2023	2022
Numerator:
Net income available to common shareholders	$2,703	7,970
Denominator:
Weighted-average common shares outstanding – basic	8,025,876	7,931,855
Common stock equivalents	66,394	164,455
Weighted-average common shares outstanding – diluted	8,092,270	8,096,310
Earnings per common share:
Basic	$0.34	1.00
Diluted	0.33	0.98

Item 2. MANAGEMENT’S DISCUSSION AND Analysis of Financial Condition and Results of Operations.

The following discussion reviews our results of operations for the three month period ended March 31, 2023 as compared to the three month period ended March 31, 2022 and assesses our financial condition as of March 31, 2023 as compared to December 31, 2022. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2022 included in our Annual Report on Form 10-K for that period. Results for the three month period ended March 31, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or any future period.

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

Cautionary Warning Regarding forward-looking statements

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operations, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “seek to,” “strive,” “focus,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to:

●	Restrictions or conditions imposed by our regulators on our operations;

●	Increases in competitive pressure in the banking and financial services industries;

●	Changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;

●	Changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic or industry conditions;

●	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;

●	Credit losses due to loan concentration;

●	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

●	Our ability to successfully execute our business strategy;

●	Our ability to attract and retain key personnel;

●	The success and costs of our expansion into the Charlotte, North Carolina, Greensboro, North Carolina and Atlanta, Georgia markets and into potential new markets;

●	Risks with respect to future mergers or acquisitions, including our ability to successfully expand and integrate the businesses and operations that we acquire and realize the anticipated benefits of the mergers or acquisitions;

●	Changes in the interest rate environment which could reduce anticipated or actual margins;

●	Changes in political conditions or the legislative or regulatory environment, including new governmental initiatives affecting the financial services industry;

●	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;

●	Changes occurring in business conditions and inflation;

●	Increased cybersecurity risk, including potential business disruptions or financial losses;

●	Changes in technology;

●	The adequacy of the level of our allowance for credit losses and the amount of loan loss provisions required in future periods;

●	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses or write-down assets;

●	Changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;

●	Any increase in FDIC assessments which will increase our cost of doing business;

●	The rate of delinquencies and amounts of loans charged-off;

●	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

●	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;

●	Adverse changes in asset quality and resulting credit risk-related losses and expenses;

●	Changes in accounting standards, rules and interpretations and the related impact on our financial statements;

●	Risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;

●	Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed;

●	The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs; and

●	Other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, in Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q, and in our other filings with the SEC.

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

At March 31, 2023, we had total assets of $3.94 billion, a 6.7% increase from total assets of $3.69 billion at December 31, 2022. The largest component of our total assets is loans which were $3.42 billion and $3.27 billion at March 31, 2023 and December 31, 2022, respectively. Our liabilities and shareholders’ equity at March 31, 2023 totaled $3.64 billion and $299.4 million, respectively, compared to liabilities of $3.40 billion and shareholders’ equity of $294.5 million at December 31, 2022. The principal component of our liabilities is deposits which were $3.43 billion and $3.13 billion at March 31, 2023 and December 31, 2022, respectively.

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

Our net income to common shareholders was $2.7 million and $8.0 million for the three months ended March 31, 2023 and 2022, respectively. Diluted earnings per share (“EPS”) was $0.33 for the first quarter of 2023 as compared to $0.98 for the same period in 2022. The decrease in net income was primarily driven by a decrease in net interest income resulting from higher costs on our deposit accounts related to the Federal Reserve’s cumulative 475 basis point interest rate increase during the past 14 months, combined with an increase in non-interest expenses.

results of operations

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $20.4 million for the first quarter of 2023, an 11.8% decrease over net interest income of $23.2 million for the first quarter of 2022, driven primarily by the increase in interest expense on our deposit accounts. In addition, our net interest margin, on a tax-equivalent basis (TE), was 2.36% for the first quarter of 2023 compared to 3.37% for the same period in 2022.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three month periods ended March 31, 2023 and 2022. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” tables demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended March 31,
	2023			2022
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$85,966	$969	4.57%	$89,096	$59	0.27%
Investment securities, taxable	87,521	530	2.46%	113,101	425	1.52%
Investment securities, nontaxable(2)	10,266	106	4.21%	11,899	64	2.17%
Loans(3)	3,334,530	36,748	4.47%	2,573,978	23,931	3.77%
Total interest-earning assets	3,518,283	38,353	4.42%	2,788,074	24,479	3.56%
Noninterest-earning assets	161,310			152,565
Total assets	$3,679,593			$2,940,639
Interest-bearing liabilities
NOW accounts	$303,176	440	0.59%	$406,054	115	0.11%
Savings & money market	1,661,878	11,992	2.93%	1,242,225	618	0.20%
Time deposits	543,425	4,747	3.54%	158,720	175	0.45%
Total interest-bearing deposits	2,508,479	17,179	2.78%	1,806,999	908	0.20%
FHLB advances and other borrowings	18,243	200	4.45%	16,626	12	0.29%
Subordinated debentures	36,224	527	5.90%	36,116	380	4.27%
Total interest-bearing liabilities	2,562,946	17,906	2.83%	1,859,741	1,300	0.28%
Noninterest-bearing liabilities	818,123			802,298
Shareholders’ equity	298,524			278,600
Total liabilities and shareholders’ equity	$3,679,593			$2,940,639
Net interest spread			1.59%			3.28%
Net interest income (tax equivalent) / margin		$20,447	2.36%		$23,179	3.37%
Less: tax-equivalent adjustment(2)		23			15
Net interest income		$20,424			$23,164

(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin (TE) decreased 101 basis points to 2.36% during the first quarter of 2023, compared to the first quarter of 2022, primarily due to higher costs on our interest-bearing liabilities. Our average interest-bearing liabilities grew by $703.2 million during the first quarter of 2023, while the rate on these liabilities increased 255 basis points to 2.83%. In contrast, our average interest-earning assets grew by $730.2 million during the first quarter of 2023 while the average yield on these assets increased by 86 basis points to 4.42% during the same period.

The increase in average interest-earning assets for the first quarter of 2023 related primarily to an increase of $760.6 million in our average loan balances. The 86 basis point increase in yield on our interest-earning assets was driven by a 70 basis point increase in loan yield as our loan portfolio has repriced at rates higher than historical rates for the majority of the past 12 months.

The increase in our average interest-bearing liabilities during the first quarter of 2023 resulted primarily from a $701.5 million increase in our interest-bearing deposits, while the 255-basis point increase in rate on our interest-bearing liabilities resulted primarily from a 258 basis point increase in deposit rates.

Our net interest spread was 1.59% for the first quarter of 2023 compared to 3.28% for the same period in 2022. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 255 basis point increase in the rate on our interest-bearing liabilities was partially offset by an 86 basis point increase in yield on our interest-bearing assets, resulting in a 169 basis point decrease in our net interest spread for the 2023 period. We anticipate continued pressure on our net interest spread and net interest margin in future periods as a significant portion of our loan portfolio is at fixed rates which do not move with the Federal Reserve’s interest rate increases, while our deposit accounts reprice much more quickly.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	March 31, 2023 vs. 2022				March 31, 2022 vs. 2021
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$7,189	4,328	1,300	12,817	$3,571	(1,816)	(289)	1,466
Investment securities	(103)	309	(67)	139	90	64	19	173
Federal funds sold and interest-bearing deposits with banks	(2)	945	(33)	910	-	12	-	12
Total interest income	7,084	5,582	1,200	13,866	3,661	(1,740)	(270)	1,651
Interest expense
Deposits	253	12,521	3,497	16,271	721	(596)	(372)	(247)
FHLB advances and other borrowings	1	170	17	188	14	(1)	(4)	9
Subordinated debentures	1	146	-	147	1	(3)	-	(2)
Total interest expense	255	12,837	3,514	16,606	736	(600)	(376)	(240)
Net interest income	$6,829	(7,255)	(2,314)	(2,740)	$2,925	(1,140)	106	1,891

Net interest income, the largest component of our income, was $20.4 million for the first quarter of 2023 and $23.2 million for the first quarter of 2022, a $2.7 million, or 11.8%, decrease year over year. The decrease during 2023 was driven by a $16.6 million increase in interest expense primarily due to higher rates on our interest-bearing deposits. In addition, interest income increased by $13.9 million primarily due to an increase in volume of loans and the rates on loans.

Provision for Credit Losses

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for credit losses and reserve for unfunded commitments at levels consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. We review the adequacy of the allowance for credit losses on a quarterly basis. Please see the discussion included in Note 4 – Loans and Allowance for Credit Losses for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

We recorded a $1.8 million provision for credit losses in the first quarter of 2023, compared to a $1.1 million provision for credit losses in the first quarter of 2022. The $1.8 million provision in 2023, which included a $1.9 million provision for credit losses and a $30,000 reversal for unfunded commitments, was driven by $144.6 million in loan growth during the first quarter.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended March 31,
(dollars in thousands)	2023	2022
Mortgage banking income	$622	1,494
Service fees on deposit accounts	325	303
ATM and debit card income	555	514
Income from bank owned life insurance	332	315
Other income	210	301
Total noninterest income	$2,044	2,927

Noninterest income decreased $883,000, or 30.2%, for the first quarter of 2023 as compared to the same period in 2022. The decrease in total noninterest income resulted primarily from the following:

●	Mortgage banking income has typically been the largest component of our noninterest income; however, lower mortgage origination volume during the past 12 months, combined with our strategy to keep a larger percentage of these loans in our portfolio, has impacted our profitability. Consequently, mortgage banking income decreased by $872,000, or 58.4%, from the first quarter of 2022.

●	Other income decreased $91,000, or 30.2% primarily due to a decrease in loan fee income.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended March 31,
(dollars in thousands)	2023	2022
Compensation and benefits	$10,356	9,455
Occupancy	2,457	1,779
Outside service and data processing costs	1,629	1,534
Insurance	689	261
Professional fees	660	599
Marketing	366	266
Other	947	791
Total noninterest expense	$17,104	14,685

Noninterest expense was $17.1 million for the first quarter of 2023, a $2.4 million, or 16.5%, increase from noninterest expense of $14.7 million for the first quarter of 2022. The increase in noninterest expense was driven primarily by the following:

●	Compensation and benefits expense increased $901,000, or 9.5%, relating primarily to annual salary increases, hiring of new team members, and higher benefits expense.

●	Occupancy costs increased $678,000, or 38.1%, driven by costs associated with higher depreciation, property taxes and maintenance costs of our new headquarters.

●	Insurance costs increased $428,000, or 164.0%, driven by higher FDIC insurance premiums.

Our efficiency ratio was 76.1% for the first quarter of 2023, compared to 56.3% for the first quarter of 2022. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The higher ratio during the first quarter of 2023, compared to the first quarter of 2022, relates primarily to the decrease in net interest income and mortgage banking income, combined with higher noninterest expenses.

We incurred income tax expense of $836,000 and $2.3 million for the three months ended March 31, 2023 and 2022, respectively. Our effective tax rate was 23.6% and 22.6% for the three months ended March 31, 2023 and 2022, respectively. The higher tax rate during the first three months of 2023 relates to the lesser impact of equity compensation transactions during the period.

Balance Sheet Review

Investment Securities

At March 31, 2023, the $104.1 million in our investment securities portfolio represented approximately 2.6% of our total assets. Our available for sale investment portfolio included corporate bonds, US treasuries, US government agency securities, state and political subdivisions, asset-backed securities and mortgage-backed securities with a fair value of $94.0 million and an amortized cost of $108.9 million, resulting in an unrealized loss of $14.9 million. At December 31, 2022, the $104.2 million in our investment securities portfolio represented approximately 2.8% of our total assets, including investment securities with a fair value of $93.3 million and an amortized cost of $110.3 million for an unrealized loss of $17.0 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans, excluding mortgage loans held for sale, for the three months ended March 31, 2023 and 2022 were $3.33 billion and $2.56 billion, respectively. Before the allowance for credit losses, total loans outstanding at March 31, 2023 and December 31, 2022 were $3.42 billion and $3.27 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of March 31, 2023, our loan portfolio included $2.88 billion, or 84.4%, of real estate loans, compared to $2.78 billion, or 84.8%, at December 31, 2022. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. Home equity lines of credit totaled $181.0 million as of March 31, 2023, of which approximately 49% were in a first lien position, while the remaining balance was second liens. At December 31, 2022, our home equity lines of credit totaled $179.3 million, of which approximately 48% were in first lien positions, while the remaining balance was in second liens. The average home equity loan had a balance of approximately $83,000 and a loan to value of 74% as of March 31, 2023, compared to an average loan balance of $84,000 and a loan to value of approximately 73% as of December 31, 2022. Further, 0.7% and 0.6% of our total home equity lines of credit were over 30 days past due as of March 31, 2023 and December 31, 2022, respectively.

Following is a summary of our loan composition at March 31, 2023 and December 31, 2022. During the first three months of 2023, our loan portfolio increased by $144.6 million, or 4.4%, with a 3.9% increase in commercial loans while consumer loans increased by 5.3% during the period. The majority of the increase was in loans secured by real estate. Our consumer real estate portfolio grew by $62.0 million and includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $470,000, a term of 22 years, and an average rate of 3.84% as of March 31, 2023, compared to a principal balance of $468,000, a term of 22 years, and an average rate of 3.71% as of December 31, 2022.

	March 31, 2023		December 31, 2022
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$615,094	18.0%	$612,901	18.7%
Non-owner occupied RE	928,059	27.2%	862,579	26.3%
Construction	94,641	2.8%	109,726	3.4%
Business	495,161	14.5%	468,112	14.3%
Total commercial loans	2,132,955	62.5%	2,053,318	62.7%
Consumer
Real estate	993,258	29.1%	931,278	28.4%
Home equity	180,974	5.3%	179,300	5.5%
Construction	71,137	2.1%	80,415	2.5%
Other	39,621	1.0%	29,052	0.9%
Total consumer loans	1,284,990	37.5%	1,220,045	37.3%
Total gross loans, net of deferred fees	3,417,945	100.0%	3,273,363	100.0%
Less—allowance for credit losses	(40,435)		(38,639)
Total loans, net	$3,377,510		$3,234,724

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of March 31, 2023 and December 31, 2022, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets.

(dollars in thousands)	March 31, 2023	December 31, 2022
Commercial	$2,580	429
Consumer	2,153	2,198
Total nonaccrual loans	4,733	2,627
Other real estate owned	-	-
Total nonperforming assets	$4,733	2,627

At March 31, 2023, nonperforming assets were $4.7 million, or 0.12% of total assets and 0.14% of gross loans. Comparatively, nonperforming assets were $2.6 million, or 0.07% of total assets and 0.08% of gross loans at December 31, 2022. Nonaccrual loans increased $2.1 million during the first three months of 2023 due primarily to three commercial relationships totaling $2.4 million that were added to nonaccrual status, all of which are secured by real estate or liquid assets.

The amount of foregone interest income on nonaccrual loans in the first three months of 2023 and 2022 was not material. At March 31, 2023 and December 31, 2022, the allowance for credit losses represented 854.3% and 1470.7% of the total amount of nonperforming loans, respectively. The majority of the nonperforming loans at March 31, 2023 were secured by real estate, while one nonperforming loan was secured by a brokerage account. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.

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

In addition, at March 31, 2023, 84.4% of our loans were collateralized by real estate and 83.1% of our individually evaluated loans were secured by real estate. We utilize third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Individually evaluated loans are reviewed on a quarterly basis to determine the level of impairment. As of March 31, 2023, we did not have any individually evaluated real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At March 31, 2023, individually evaluated loans totaled $6.6 million, for which $5.5 million of these loans had a reserve of approximately $959,000 allocated in the allowance for credit losses. During the first three months of 2023, the average recorded investment in individually evaluated loans was approximately $7.5 million. Comparatively, individually evaluated loans totaled $7.1 million at December 31, 2022 for which $6.8 million of these loans had a reserve of approximately $1.3 million allocated in the allowance for credit losses. During 2022, the average recorded investment in individually evaluated loans was approximately $7.6 million.

Allowance for Credit Losses

The allowance for credit losses was $40.4 million, representing 1.18% of outstanding loans and providing coverage of 854.33%, of nonperforming loans at March 31, 2023 compared to $38.6 million, or 1.18% of outstanding loans and 1470.84% of nonperforming loans at December 31, 2022. At March 31, 2022, the allowance for credit losses was $32.9 million, or 1.24% of outstanding loans and 726.88% of nonperforming loans.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits and advances from the FHLB. In the past, we have chosen to obtain a portion of our certificates of deposits from areas outside of our market in order to obtain longer term deposits than are readily available in our local market. Our internal guidelines regarding the use of brokered CDs limit our brokered CDs to 20% of total deposits, which allows us to take advantage of the attractive terms that wholesale funding can offer while mitigating the related inherent risk.

Our retail deposits represented $3.08 billion, or 89.9% of total deposits, while our wholesale deposits represented $347.7 million, or 10.1%, of total deposits at March 31, 2023. At December 31, 2022, retail deposits represented $2.90 billion, or 92.5%, of our total deposits. Wholesale deposits were $236.2 million, representing 7.5% of our total deposits, at December 31, 2022. Our loan-to-deposit ratio was 100% at March 31, 2023 and 104% at December 31, 2022.

The following is a detail of our deposit accounts:

	March 31,	December 31,
(dollars in thousands)	2023	2022
Non-interest bearing	$740,534	804,115
Interest bearing:
NOW accounts	303,743	318,030
Money market accounts	1,748,562	1,506,418
Savings	39,706	40,673
Time, less than $250,000	106,679	89,876
Time and out-of-market deposits, $250,000 and over	487,550	374,752
Total deposits	$3,426,774	3,133,864

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $2.95 billion and $2.76 billion at March 31, 2023, and December 31, 2022, respectively. In addition, at March 31, 2023 and December 31, 2022, we estimate that we have approximately $1.1 billion, or 32.1% and 36.6% of total deposits, respectively, in uninsured deposits including related interest accrued and unpaid. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, the amounts above are estimates and are based on the same methodologies and assumptions used by the FDIC for the Bank’s regulatory reporting requirements.

The following table shows the average balance amounts and the average rates paid on deposits.

	Three months ended March 31,
	2023		2022
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$766,916	0.00%	$753,546	0.00%
Interest-bearing demand deposits	303,176	0.59%	406,054	0.12%
Money market accounts	1,621,885	3.00%	1,201,816	0.21%
Savings accounts	39,993	0.06%	40,409	0.05%
Time deposits less than $250,000	59,469	4.55%	56,648	0.32%
Time deposits greater than $250,000	483,956	0.94%	102,073	0.50%
Total deposits	$3,275,395	1.76%	$2,560,546	0.14%

During the first three months of 2023, our average transaction account balances increased by $330.1 million, or 13.7%, from the prior year, while our average time deposit balances increased by $385,000, or 242.4%. We have experienced record growth in new account openings throughout our footprint during the first quarter of 2023. In addition, we have added $245.9 million in wholesale time deposits.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits $250,000 or more at March 31, 2023 was as follows:

(dollars in thousands)	March 31, 2023
Three months or less	$180,209
Over three through six months	155,187
Over six through twelve months	137,563
Over twelve months	14,591
Total	$487,550

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at March 31, 2023 and December 31, 2022 were $487.6 million and $374.8 million, respectively.

Liquidity and Capital Resources

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds. The bank failures in March 2023 exemplify the potential serious results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institutions ability to satisfy its obligations to depositors. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

At March 31, 2023 and December 31, 2022 our cash and cash equivalents totaled $272.2 million and $170.9 million, respectively, or 6.9% and 4.6% of total assets, respectively. Our investment securities at March 31, 2023 and December 31, 2022 amounted to $104.1 million and $104.2 million, respectively, or 2.6% and 2.8% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain five federal funds purchased lines of credit with correspondent banks totaling $118.5 million for which there were no borrowings against the lines of credit at March 31, 2023.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at March 31, 2023 was $609.9 million, based primarily on the Bank’s qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at March 31, 2023 and December 31, 2022 we had $373.3 million and $341.5 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

We also have a line of credit with another financial institution for $15.0 million, which was unused at March 31, 2023. The line of credit was renewed on December 21, 2021 at an interest rate of One Month CME Term SOFR plus 3.5% and a maturity date of December 20, 2023.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $299.4 million at March 31, 2023 and $294.5 million at December 31, 2022. The $4.9 million increase from December 31, 2022 is primarily related to net income of $2.7 million during the first three months of 2023 and a decrease in the unrealized loss on securities available for sale of $1.6 million.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the three months ended March 31, 2023 and the year ended December 31, 2022. Since our inception, we have not paid cash dividends.

	March 31, 2023	December 31, 2022
Return on average assets	0.30%	0.90%
Return on average equity	3.67%	10.20%
Return on average common equity	3.67%	10.20%
Average equity to average assets ratio	8.11%	8.85%
Tangible common equity to assets ratio	7.60%	7.98%

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

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of March 31, 2023, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

			March 31, 2023
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$376,311	12.38%	$243,212	8.00%	$304,016	10.00%
Tier 1 Capital (to risk weighted assets)	338,279	11.13%	182,409	6.00%	243,212	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	338,279	11.13%	136,807	4.50%	197,610	6.50%
Tier 1 Capital (to average assets)	338,279	9.16%	147,775	4.00%	184,719	5.00%

			December 31, 2022
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$366,988	12.45%	$235,892	8.00%	$294,865	10.00%
Tier 1 Capital (to risk weighted assets)	330,108	11.20%	176,919	6.00%	235,892	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	330,108	11.20%	132,689	4.50%	191,662	6.50%
Tier 1 Capital (to average assets)	330,108	9.43%	140,040	4.00%	175,050	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

			March 31, 2023
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$385,157	12.67%	$243,211	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	324,125	10.66%	182,409	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	311,125	10.23%	136,806	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	324,125	8.80%	147,285	4.00%	N/A	N/A

			December 31, 2022
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$380,802	12.91%	$235,892	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	320,922	10.88%	176,919	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	307,922	10.44%	132,689	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	320,922	9.17%	140,057	4.00%	N/A	N/A

(1)	Under the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is not subject to the minimum capital adequacy and capital conservation buffer capital requirements at the holding company level, unless otherwise advised by the Federal Reserve (such capital requirements are applicable only at the Bank level). Although the minimum regulatory capital requirements are not applicable to the Company, we calculate these ratios for our own planning and monitoring purposes.

The ability of the Company to pay cash dividends to shareholders is dependent upon receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. Since our inception, we have not paid cash dividends to shareholders.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2023 unfunded commitments to extend credit were $882.5 million, of which $286.3 million were at fixed rates and $596.2 million were at variable rates. At December 31, 2022, unfunded commitments to extend credit were $878.3 million, of which approximately $318.9 million were at fixed rates and $559.4 million were at variable rates. A significant portion of the unfunded commitments related to commercial business loans and consumer home equity lines of credit. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. As of March 31, 2023, the reserve for unfunded commitments was $2.8 million or 0.31% of total unfunded commitments. As of December 31, 2022, the reserve for unfunded commitments was $2.8 million or 0.32% of total unfunded commitments.

At March 31, 2023 and December 31, 2022, there were commitments under letters of credit for $15.6 million and $14.3 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Certain accounting policies inherently involve a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. Of the significant accounting policies used in the preparation of our consolidated financial statements, we have identified certain items as critical accounting policies based on the associated estimates, assumptions, judgments and complexity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, for a description our significant accounting policies that use critical accounting estimates.

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

As of March 31, 2023, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	(16.34)%
Up 200 basis points	(10.86)%
Up 100 basis points	(5.43)%
Base	—
Down 100 basis points	10.80%
Down 200 basis points	21.01%
Down 300 basis points	30.48%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the company’s financial position, results of operations or cash flows.

Item 1A. RISK FACTORS.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Warning Regarding Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q, and in our other filings with the SEC.

We are providing these additional risk factors to supplement the risk factors contained in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022.

Our deposit insurance premiums could be higher in the future, which could have an adverse effect on our future earnings.

The FDIC insures deposits at FDIC-insured depository institutions, such as Southern First Bank, up to the maximum federal deposit insurance level per account. Our regular assessments are based on its average consolidated total assets minus average tangible equity as well as by risk classification, which includes regulatory capital levels and the level of supervisory concern. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums. For example, in response to March 2023 bank closures and in an effort to strengthen public confidence in the banking system and protect depositors, regulators announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which could increase the cost of our FDIC insurance assessments and affect our profitability. If our financial condition deteriorates or if the bank regulators otherwise have supervisory concerns about us, then our assessments could rise. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities, or otherwise negatively impact our operations.

The Federal Reserve has implemented significant economic strategies that have affected interest rates, inflation, asset values, and the shape of the yield curve.

In 2020, in response to economic disruption associated with the COVID-19 pandemic, the Federal Reserve quickly reduced short-term rates to extremely low levels and acted to influence the markets to reduce long-term rates as well. During 2021, the Federal Reserve significantly reduced such “easing” actions that held down long-term rates. During 2022, the Federal Reserve switched to a tightening policy. It raised short term rates significantly and rapidly throughout the year. Those actions triggered a significant decline in the values of most categories of U.S. stocks and bonds; significantly raised recessionary expectations for the U.S.; and inverted the yield curve in the U.S. for much of the last two quarters of 2022.

Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, discourage borrowing, tighten the money supply, and restrain economic activity. However, in 2022, short term rates rose faster than long term rates to the point that the yield curve inverted for much of the final two quarters of 2022. This sort of phenomenon—where short term rates rise more strongly and rapidly than long-term rates can follow—is relatively uncommon.

It is unclear when long term rates are likely to catch up. Many external factors may interfere with the effects of these plans or cause them to be changed, sometimes quickly. Such factors include significant economic trends or events as well as significant international monetary policies and events. For 2023, the Federal Reserve has not yet indicated when it will stop, or at least pause, raising short term rates, although the rate of increases has slowed.

These economic strategies have had, and will continue to have, a significant impact on our business and on many of our clients. As exemplified by the March 2023 bank failures in the U.S., such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict.

Adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity, may have a material adverse effect on the Company’s operations.

The recent high-profile bank failures involving Silicon Valley Bank and Signature Bank have caused general uncertainty and concern regarding the liquidity adequacy of the banking sector. Although we were not directly affected by these bank failures, the resulting speed and ease in which news, including social media commentary, led depositors to withdraw or attempt to withdraw their funds from these and other financial institutions caused the stock prices of many financial institutions to become volatile. Additional bank failures could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our customers.

In response to these bank failures and the resulting market reaction, the Secretary of the Treasury approved actions enabling the FDIC to complete its resolutions of the failed banks in a manner that fully protects depositors by utilizing the Deposit Insurance Fund, including the use of Bridge Banks to assume all of the deposit obligations of the failed banks, while leaving unsecured lenders and equity holders of such institutions exposed to losses. In addition, the Federal Reserve announced it would make available additional funding to eligible depository institutions under a Bank Term Funding Program to help assure banks have the ability to meet the needs of all their depositors. In an effort to strengthen public confidence in the banking system and protect depositors, regulators announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which will increase our FDIC insurance assessment and will increase our costs of doing business. However, it is uncertain whether these steps by the government will be sufficient to calm the financial markets, reduce the risk of significant depositor withdrawals at other institutions and thereby reduce the risk of additional bank failures. As a result of this uncertainty, we face the potential for reputational risk, deposit outflows, increased costs and competition for liquidity, and increased credit risk which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Employment Agreement by and between Southern First Bank and William M. Aiken, III, dated December 1, 2021.

10.2	Employment Agreement by and between Southern First Bank and D. Andrew Borrmann, dated March 29, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 3, 2023).*

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______	________________________________________________
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: May 2, 2023	/s/ R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2023	/s/ D. Andrew Borrmann
D. Andrew Borrmann
Chief Financial Officer (Principal Financial and Accounting Officer)