Form 10-Q
period 2023-06-30
SOUTHERN FIRST BANCSHARES INC
filed 2023-08-01
CIK 1090009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

8,076,438 shares of common stock, par value $0.01 per share, were issued and outstanding as of July 28, 2023.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

June 30, 2023 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except share data)	2023	2022
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$24,742	18,788
Federal funds sold	170,145	101,277
Interest-bearing deposits with banks	10,183	50,809
Total cash and cash equivalents	205,070	170,874
Investment securities:
Investment securities available for sale	91,548	93,347
Other investments	12,550	10,833
Total investment securities	104,098	104,180
Mortgage loans held for sale	15,781	3,917
Loans	3,537,616	3,273,363
Less allowance for credit losses	(41,105)	(38,639)
Loans, net	3,496,511	3,234,724
Bank owned life insurance	51,792	51,122
Property and equipment, net	96,964	99,183
Deferred income taxes, net	12,356	12,522
Other assets	19,535	15,459
Total assets	$4,002,107	3,691,981
LIABILITIES
Deposits	$3,433,018	3,133,864
FHLB advances and related debt	180,000	175,000
Subordinated debentures	36,268	36,214
Other liabilities	51,307	52,391
Total liabilities	3,700,593	3,397,469
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 8,058,438 and 8,011,045 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	81	80
Nonvested restricted stock	(4,051)	(3,306)
Additional paid-in capital	120,912	119,027
Accumulated other comprehensive loss	(12,710)	(13,410)
Retained earnings	197,282	192,121
Total shareholders’ equity	301,514	294,512
Total liabilities and shareholders’ equity	$4,002,107	3,691,981

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(dollars in thousands, except share data)	2023	2022	2023	2022
Interest income
Loans	$41,089	26,610	77,837	50,541
Investment securities	706	448	1,318	922
Federal funds sold and interest-bearing deposits with banks	891	180	1,860	239
Total interest income	42,686	27,238	81,015	51,702
Interest expense
Deposits	21,937	1,844	39,115	2,752
Borrowings	1,924	510	2,651	902
Total interest expense	23,861	2,354	41,766	3,654
Net interest income	18,825	24,884	39,249	48,048
Provision for credit losses	910	1,775	2,735	2,880
Net interest income after provision for credit losses	17,915	23,109	36,514	45,168
Noninterest income
Mortgage banking income	1,337	1,184	1,959	2,678
Service fees on deposit accounts	331	327	656	631
ATM and debit card income	536	548	1,091	1,062
Income from bank owned life insurance	338	315	670	630
Loss on disposal of fixed assets	-	(394)	-	(394)
Other income	194	285	404	587
Total noninterest income	2,736	2,265	4,780	5,194
Noninterest expenses
Compensation and benefits	10,287	9,915	20,643	19,371
Occupancy	2,518	2,219	4,975	3,997
Outside service and data processing costs	1,705	1,528	3,334	3,062
Insurance	897	367	1,586	628
Professional fees	751	693	1,410	1,292
Marketing	335	329	701	596
Other	900	737	1,848	1,528
Total noninterest expenses	17,393	15,788	34,497	30,474
Income before income tax expense	3,258	9,586	6,797	19,888
Income tax expense	800	2,346	1,636	4,678
Net income	$2,458	7,240	5,161	15,210
Earnings per common share
Basic	$0.31	0.91	0.64	1.91
Diluted	0.31	0.90	0.64	1.88
Weighted average common shares outstanding
Basic	8,051,131	7,957,631	8,038,642	7,944,814
Diluted	8,069,028	8,054,910	8,080,521	8,075,496

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Net income	$2,458	7,240	5,161	15,210
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	(1,183)	(4,749)	888	(11,890)
Tax benefit (expense)	248	997	(188)	2,497
Reclassification of realized gain (loss)	-	3	-	(12)
Tax (expense) benefit	-	(1)	-	2
Other comprehensive income (loss)	(935)	(3,750)	700	(9,403)
Comprehensive income	$1,523	3,490	5,861	5,807

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended June 30,
	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
March 31, 2022	7,980,519	$80	-	-	$(3,425)	$117,286	$(6,393)	$170,976	$278,524
Net income	-	-	-	-	-	-	-	7,240	7,240
Proceeds from exercise of stock options	3,625	-	-	-	-	128	-	-	128
Issuance of restricted stock	1,500	-	-	-	(71)	71	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	266	-	-	-	266
Compensation expense related to stock options, net of tax	-	-	-	-	-	229	-	-	229
Other comprehensive loss	-	-	-	-	-	-	(3,750)	-	(3,750)

June 30, 2022	7,985,644	$80	-	$-	$(3,230)	$117,714	$(10,143)	$178,216	$282,637
March 31, 2023	8,047,975	$80	-	$-	$(4,462)	$120,683	$(11,775)	$194,824	$299,350
Net income	-	-	-	-	-	-	-	2,458	2,458
Proceeds from exercise of stock options	10,000	1	-	-	-	168	-	-	169
Issuance of restricted stock, net of forfeitures	463	-	-	-	85	(85)	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	326	-	-	-	326
Compensation expense related to stock options, net of tax	-	-	-	-	-	146	-	-	146
Other comprehensive loss	-	-	-	-	-	-	(935)	-	(935)

June 30, 2023	8,058,438	$81	-	$-	$(4,051)	$120,912	$(12,710)	$197,282	$301,514
	For the six months ended June 30,
	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2021	7,925,819	$79	-	-	$(1,435)	$114,226	$(740)	$165,771	$277,901
Net income	-	-	-	-	-	-	-	15,210	15,210
Proceeds from exercise of stock options	21,750	1	-	-	-	706	-	-	707
Issuance of restricted stock	38,075	-	-	-	(2,305)	2,305	-	-	-
Adoption of ASU 2016-13	-	-	-	-	-	-	-	(2,765)	(2,765)
Compensation expense related to restricted stock, net of tax	-	-	-	-	510	-	-	-	510
Compensation expense related to stock options, net of tax	-	-	-	-	-	477	-	-	477
Other comprehensive loss	-	-	-	-	-	-	(9,403)	-	(9,403)

June 30, 2022	7,985,644	$80	-	$-	$(3,230)	$117,714	$(10,143)	$178,216	$282,637
December 31, 2022	8,011,045	$80	-	$-	$(3,306)	$119,027	$(13,410)	$192,121	$294,512
Net income	-	-	-	-	-	-	-	5,161	5,161
Proceeds from exercise of stock options	11,000	1	-	-	-	184	-	-	185
Issuance of restricted stock	36,393	-	-	-	(1,436)	1,436	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	691	-	-	-	691
Compensation expense related to stock options, net of tax	-	-	-	-	-	265	-	-	265
Other comprehensive income	-	-	-	-	-	-	700	-	700

June 30, 2023	8,058,438	$81	-	$-	$(4,051)	$120,912	$(12,710)	$197,282	$301,514

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
(dollars in thousands)	2023	2022
Operating activities
Net income	$5,161	15,210
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	2,735	2,880
Depreciation and other amortization	2,397	1,341
Accretion and amortization of securities discounts and premium, net	259	399
Loss on sale of fixed assets	-	394
Gain on sale of securities	-	(12)
Net change in operating leases	133	172
Compensation expense related to stock options and restricted stock grants	956	987
Gain on sale of loans held for sale	(1,636)	(1,446)
Loans originated and held for sale	(70,422)	(145,513)
Proceeds from sale of loans held for sale	60,194	142,185
Increase in cash surrender value of bank owned life insurance	(670)	(630)
Decrease in deferred tax asset	(21)	(3,446)
(Increase) decrease in other assets	(4,076)	452
Increase (decrease) in other liabilities	(359)	1,400
Net cash (used for) provided by operating activities	(5,349)	14,373
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(264,737)	(355,594)
Purchase of property and equipment	(767)	(8,989)
Purchase of investment securities:
Available for sale	-	(10,094)
Other investments	(42,518)	(11,078)
Payments and maturities, calls and repayments of investment securities:
Available for sale	2,427	19,095
Other investments	40,801	10,034
Proceeds from sale of fixed assets	-	95
Net cash used for investing activities	(264,794)	(356,531)
Financing activities
Increase in cash realized from:
Increase in deposits, net	299,154	306,332
Increase in Federal Home Loan Bank advances and other borrowings, net	5,000	50,000
Proceeds from the exercise of stock options	185	707
Net cash provided by financing activities	304,339	357,039
Net increase in cash and cash equivalents	34,196	14,881
Cash and cash equivalents at beginning of the period	170,874	167,209
Cash and cash equivalents at end of the period	$205,070	182,090
Supplemental information
Cash paid for
Interest	$38,612	3,745
Income taxes	541	5,950
Schedule of non-cash transactions
Unrealized gain (loss) on securities, net of income taxes	700	(9,393)

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 13, 2023. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

Risk and Uncertainties

There were three significant bank failures in the first five months of 2023, primarily due to the failed banks’ lack of liquidity as depositors sought to withdraw their deposits. Due to rising interest rates, the failed banks were unable to sell investment securities held to meet liquidity needs without realizing substantial losses. As a result of the March 2023 bank closures and in an effort to strengthen public confidence in the banking system and protect depositors, regulators have announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which has and could continue to increase the cost of our FDIC insurance assessments. Additionally, the Federal Reserve announced the creation of a new Bank Term Funding Program in an effort to minimize the need for banks to sell securities at a loss in times of stress. The future impact of these failures on the economy, financial institutions and their depositors, as well as any governmental regulatory responses or actions resulting from the same, is difficult to predict at this time.

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

In January 2023, the Company adopted ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method”, which intended to better align hedge accounting with an organization’s risk management strategies. The ASU became applicable to the Company in the second quarter of 2023 when we entered into a fair value hedge using the portfolio layer method.

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

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	June 30, 2023
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,160	-	286	1,874
US treasuries	999	-	124	875
US government agencies	13,009	-	2,199	10,810
State and political subdivisions	22,774	-	3,435	19,339
Asset-backed securities	5,697	-	129	5,568
Mortgage-backed securities
FHLMC	23,628	-	3,730	19,898
FNMA	34,028	-	5,417	28,611
GNMA	5,341	-	768	4,573
Total mortgage-backed securities	62,997	-	9,915	53,082
Total investment securities available for sale	$107,636	-	16,088	91,548

	December 31, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,172	-	289	1,883
US treasuries	999	-	128	871
US government agencies	13,007	-	2,390	10,617
State and political subdivisions	22,910	-	4,004	18,906
Asset-backed securities	6,435	-	206	6,229
Mortgage-backed securities
FHLMC	24,086	-	3,745	20,341
FNMA	35,141	-	5,520	29,621
GNMA	5,573	-	694	4,879
Total mortgage-backed securities	64,800	-	9,959	54,841
Total investment securities available for sale	$110,323	-	16,976	93,347

Contractual maturities and yields on the Company’s investment securities at June 30, 2023 and December 31, 2022 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

							June 30, 2023
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	$-	-	$1,874	2.00%	$-	-	$1,874	2.00%
US treasuries	-	-	875	1.27%	-	-	-	-	875	1.27%
US government agencies	-	-	3,253	0.85%	7,557	1.55%	-	-	10,810	1.34%
State and political subdivisions	-	-	885	1.95%	5,079	1.81%	13,375	2.17%	19,339	2.06%
Asset-backed securities	-	-	-	-	392	5.74%	5,176	6.23%	5,568	6.20%
Mortgage-backed securities	-	-	4,780	1.17%	5,320	1.59%	42,982	1.97%	53,082	1.86%
Total investment securities	$-	-	$9,793	1.14%	$20,222	1.75%	$61,533	2.37%	$91,548	2.10%

							December 31, 2022
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	$-	-	$1,883	2.00%	$-	-	$1,883	2.00%
US treasuries	-	-	-	-	871	1.27%	-	-	871	1.27%
US government agencies	-	-	3,223	0.85%	7,394	1.55%	-	-	10,617	1.34%
State and political subdivisions	-	-	460	2.13%	5,382	1.80%	13,064	2.16%	18,906	2.05%
Asset-backed securities	-	-	-	-	554	4.77%	5,675	5.14%	6,229	5.10%
Mortgage-backed securities	-	-	4,594	1.13%	3,959	1.60%	46,288	1.90%	54,841	1.82%
Total investment securities	$-	-	$8,277	1.08%	$20,043	1.75%	$65,027	2.24%	$93,347	2.03%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at June 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

							June 30, 2023
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,874	$286	1	$1,874	$286
US treasuries	-	-	-	1	875	124	1	875	124
US government agencies	-	-	-	10	10,810	2,199	10	10,810	2,199
State and political subdivisions	3	1,216	24	29	18,123	3,411	32	19,339	3,435
Asset-backed	1	393	1	7	5,175	128	8	5,568	129
Mortgage-backed securities
FHLMC	2	2,863	62	26	17,035	3,668	28	19,898	3,730
FNMA	1	5	1	29	28,606	5,416	30	28,611	5,417
GNMA	-	-	-	7	4,573	768	7	4,573	768
Total investment securities	7	$4,477	$88	110	$87,071	$16,000	117	$91,548	$16,088

							December 31, 2022
	Less than 12 months			12 months or longer				Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,883	$289	1	$1,883	$289
US treasuries	-	-	-	1	871	128	1	871	128
US government agencies	-	-	-	10	10,617	2,390	10	10,617	2,390
State and political subdivisions	10	5,101	763	22	13,805	3,241	32	18,906	4,004
Asset-backed	5	4,291	135	3	1,938	71	8	6,229	206
Mortgage-backed securities
FHLMC	4	3,712	155	17	16,629	3,590	21	20,341	3,745
FNMA	9	2,208	201	28	27,413	5,319	37	29,621	5,520
GNMA	1	103	7	6	4,776	687	7	4,879	694
Total investment securities	29	$15,415	$1,261	88	$77,932	$15,715	117	$93,347	$16,976

At June 30, 2023 the Company had 117 individual investments that were in an unrealized loss position. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on available for sale securities recognized as of June 30, 2023.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	June 30, 2023	December 31, 2022
Federal Home Loan Bank stock	$9,890	9,250
Other nonmarketable investments	2,257	1,180
Investment in Trust Preferred subsidiaries	403	403
Total other investments	$12,550	10,833

The Company has evaluated other investments for impairment and determined that the other investments are not impaired as of June 30, 2023 and that ultimate recoverability of the par value of the investments is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At June 30 2023, mortgage loans held for sale totaled $15.8 million compared to $3.9 million at December 31, 2022.

NOTE 4 – Loans and Allowance for Credit Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $7.4 million as of June 30, 2023 and $7.3 million as of December 31, 2022.

	June 30, 2023		December 31, 2022
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$613,874	17.4%	$612,901	18.7%
Non-owner occupied RE	951,536	26.9%	862,579	26.3%
Construction	115,798	3.3%	109,726	3.4%
Business	511,719	14.5%	468,112	14.3%
Total commercial loans	2,192,927	62.1%	2,053,318	62.7%
Consumer
Real estate	1,047,904	29.6%	931,278	28.4%
Home equity	185,584	5.2%	179,300	5.5%
Construction	61,044	1.7%	80,415	2.5%
Other	50,157	1.4%	29,052	0.9%
Total consumer loans	1,344,689	37.9%	1,220,045	37.3%
Total gross loans, net of deferred fees	3,537,616	100.0%	3,273,363	100.0%
Less—allowance for credit losses	(41,105)		(38,639)
Total loans, net	$3,496,511		$3,234,724

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

	June 30, 2023
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$9,511	155,585	406,974	41,804	613,874
Non-owner occupied RE	61,846	487,268	377,281	25,141	951,536
Construction	10,643	35,648	68,916	591	115,798
Business	103,829	211,107	192,332	4,451	511,719
Total commercial loans	185,829	889,608	1,045,503	71,987	2,192,927
Consumer
Real estate	7,672	48,115	299,705	692,412	1,047,904
Home equity	620	21,841	157,853	5,270	185,584
Construction	244	314	36,816	23,670	61,044
Other	9,347	21,779	18,266	765	50,157
Total consumer loans	17,883	92,049	512,640	722,117	1,344,689
Total gross loans, net of deferred fees	$203,712	981,657	1,558,143	794,104	3,537,616

			December 31, 2022
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$10,574	133,017	420,881	48,429	612,901
Non-owner occupied RE	44,570	419,976	371,208	26,825	862,579
Construction	5,509	36,537	61,009	6,671	109,726
Business	96,157	194,489	173,259	4,207	468,112
Total commercial loans	156,810	784,019	1,026,357	86,132	2,053,318
Consumer
Real estate	12,137	38,948	260,005	620,188	931,278
Home equity	1,336	20,933	151,696	5,335	179,300
Construction	665	182	23,788	55,780	80,415
Other	3,926	21,890	2,458	778	29,052
Total consumer loans	18,064	81,953	437,947	682,081	1,220,045
Total gross loans, net of deferred fees	$174,874	865,972	1,464,304	768,213	3,273,363

The following table summarizes the loans due after one year by category.

	June 30, 2023		December 31, 2022
	Interest Rate			Interest Rate
(dollars in thousands)	Fixed	Floating or Adjustable	Fixed	Floating or Adjustable
Commercial
Owner occupied RE	$600,648	3,715	598,513	3,814
Non-owner occupied RE	792,099	97,591	742,763	75,246
Construction	90,403	14,752	90,246	13,971
Business	313,001	94,889	298,866	73,089
Total commercial loans	1,796,151	210,947	1,730,388	166,120
Consumer
Real estate	1,040,232	-	919,130	11
Home equity	13,525	171,439	14,173	163,791
Construction	60,800	-	79,750	-
Other	16,830	23,980	19,113	6,013
Total consumer loans	1,131,387	195,419	1,032,166	169,815
Total gross loans, net of deferred fees	$2,927,538	406,366	2,762,554	335,935

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

A description of the general characteristics of the risk grades is as follows:

•	Pass— A pass loan ranges from minimal to average credit risk; however, still has acceptable credit risk.
•	Watch—A watch loan exhibits above average credit risk due to minor weaknesses and warrants closer scrutiny by management.

•	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.
•	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, which may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following table presents loan balances classified by credit quality indicators by year of origination as of June 30, 2023.

							June 30, 2023
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$32,634	157,619	139,472	68,570	62,877	118,738	-	168	580,078
Watch	-	3,510	469	16,170	3,585	6,489	-	-	30,223
Special Mention	-	191	-	-	-	3,100	-	-	3,291
Substandard	-	-	-	-	-	282	-	-	282
Total Owner occupied RE	32,634	161,320	139,941	84,740	66,462	128,609	-	168	613,874

Non-owner occupied RE
Pass	75,513	305,006	174,325	110,120	54,654	182,840	222	-	902,680
Watch	775	966	9,468	-	10,737	6,396	-	-	28,342
Special Mention	-	-	200	-	9,028	965	-	-	10,193
Substandard	-	-	-	-	7,974	2,347	-	-	10,321
Total Non-owner occupied RE	76,288	305,972	183,993	110,120	82,393	192,548	222	-	951,536

Construction
Pass	9,046	71,909	24,939	8,397	242	-	-	-	114,533
Watch	-	1,265	-	-	-	-	-	-	1,265
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Construction	9,046	73,174	24,939	8,397	242	-	-	-	115,798

Business
Pass	34,799	142,869	52,202	20,565	19,229	55,100	151,640	1,162	477,566
Watch	139	14,342	1,998	1,511	987	4,178	5,751	-	28,906
Special Mention	102	1,232	226	459	245	416	-	98	2,778
Substandard	-	492	-	27	174	1,314	462	-	2,469
Total Business	35,040	158,935	54,426	22,562	20,635	61,008	157,853	1,260	511,719
Total Commercial loans	153,008	699,401	403,299	225,819	169,732	382,165	158,075	1,428	2,192,927

Consumer
Real estate
Pass	103,913	263,435	282,239	181,201	68,138	110,151	-	-	1,009,077
Watch	491	5,715	7,936	3,974	2,069	4,156	-	-	24,341
Special Mention	-	2,329	1,673	2,133	2,422	2,921	-	-	11,478
Substandard	-	187	640	-	327	1,854	-	-	3,008
Total Real estate	104,404	271,666	292,488	187,308	72,956	119,082	-	-	1,047,904

Home equity
Pass	-	-	-	-	-	-	172,802	-	172,802
Watch	-	-	-	-	-	-	7,052	-	7,052
Special Mention	-	-	-	-	-	-	3,967	-	3,967
Substandard	-	-	-	-	-	-	1,763	-	1,763
Total Home equity	-	-	-	-	-	-	185,584	-	185,584

Construction
Pass	6,231	40,707	14,106	-	-	-	-	-	61,044
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Construction	6,231	40,707	14,106	-	-	-	-	-	61,044

Other
Pass	4,535	3,140	2,707	1,586	1,359	3,016	32,462	-	48,805
Watch	44	37	356	7	3	177	95	-	719
Special Mention	-	336	-	-	33	87	83	-	539
Substandard	-	-	84	-	2	-	8	-	94
Total Other	4,579	3,513	3,147	1,593	1,397	3,280	32,648	-	50,157

Total Consumer loans	115,214	315,886	309,741	188,901	74,353	122,362	218,232	-	1,344,689
Total loans	$268,222	1,015,287	713,040	414,720	244,085	504,527	376,307	1,428	3,537,616
Current period gross write-offs		(200)		(1)		(9)	(391)		(601)

The following table presents loan balances classified by credit quality indicators by year of origination as of December 31, 2022.

	December 31, 2022
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$169,083	122,654	85,867	66,299	36,718	93,915	-	-	574,536
Watch	14,648	479	9,339	3,658	-	6,792	-	-	34,916
Special Mention	200	-	-	-	-	2,960	-	-	3,160
Substandard	-	-	-	-	289	-	-	-	289
Total Owner occupied RE	183,931	123,133	95,206	69,957	37,007	103,667	-	-	612,901

Non-owner occupied RE
Pass	281,890	169,599	113,264	59,550	79,722	106,967	604	137	811,733
Watch	1,061	9,491	-	10,683	1,408	11,660	-	-	34,303
Special Mention	-	202	-	6,087	-	930	-	-	7,219
Substandard	-	134	-	7,992	327	871	-	-	9,324
Total Non-owner occupied RE	282,951	179,426	113,264	84,312	81,457	120,428	604	137	862,579

Construction
Pass	48,420	55,129	4,811	247	-	-	-	-	108,607
Watch	1,119	-	-	-	-	-	-	-	1,119
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Construction	49,539	55,129	4,811	247	-	-	-	-	109,726

Business
Pass	136,489	57,804	29,864	21,808	35,249	28,914	136,337	709	447,174
Watch	3,186	2,058	1,318	1,282	179	3,074	3,783	439	15,319
Special Mention	1,137	260	386	210	-	252	115	642	3,002
Substandard	498	-	188	233	315	911	472	-	2,617
Total Business	141,310	60,122	31,756	23,533	35,743	33,151	140,707	1,790	468,112
Total Commercial loans	657,731	417,810	245,037	178,049	154,207	257,246	141,311	1,927	2,053,318

Consumer
Real estate
Pass	243,589	269,565	189,075	72,499	39,042	76,172	-	-	889,942
Watch	6,196	8,256	3,847	2,278	494	3,671	-	-	24,742
Special Mention	3,114	1,938	2,644	2,258	955	2,639	-	-	13,548
Substandard	-	648	227	341	408	1,422	-	-	3,046
Total Real estate	252,899	280,407	195,793	77,376	40,899	83,904	-	-	931,278

Home equity
Pass	-	-	-	-	-	-	165,847	-	165,847
Watch	-	-	-	-	-	-	7,226	-	7,226
Special Mention	-	-	-	-	-	-	4,055	-	4,055
Substandard	-	-	-	-	-	-	2,172	-	2,172
Total Home equity	-	-	-	-	-	-	179,300	-	179,300

Construction
Pass	41,138	34,039	4,923	-	-	-	-	-	80,100
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	315	-	-	-	-	315
Substandard	-	-	-	-	-	-	-	-	-
Total Construction	41,138	34,039	4,923	315	-	-	-	-	80,415

Other
Pass	3,894	3,038	1,702	1,534	341	3,015	14,465	-	27,989
Watch	46	367	15	5	16	175	93	-	717
Special Mention	94	-	-	44	75	23	97	-	332
Substandard	-	-	-	5	-	-	9	-	14
Total Other	4,034	3,405	1,717	1,588	432	3,213	14,663	-	29,052
Total Consumer loans	298,071	317,851	202,433	79,279	41,331	87,117	193,963	-	1,220,045
Total loans	$955,802	735,661	447,470	257,328	195,538	344,363	335,274	1,927	3,273,363

The following tables present loan balances by age and payment status.

	June 30, 2023
(dollars in thousands)	Accruing 30- 59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$6	-	-	-	613,868	613,874
Non-owner occupied RE	83	104	-	754	950,595	951,536
Construction	-	-	-	-	115,798	115,798
Business	184	5	-	137	511,393	511,719
Consumer
Real estate	132	583	-	1,053	1,046,136	1,047,904
Home equity	29	-	-	1,072	184,483	185,584
Construction	-	-	-	-	61,044	61,044
Other	6	-	-	-	50,151	50,157
Total loans	$440	692	-	3,016	3,533,468	3,537,616
Total loans over 90 days past due	-	-	-	-	-	1,072

	December 31, 2022
(dollars in thousands)	Accruing 30- 59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$-	-	-	-	612,901	612,901
Non-owner occupied RE	119	757	-	247	861,456	862,579
Construction	-	-	-	-	109,726	109,726
Business	24	1	-	182	467,905	468,112
Consumer
Real estate	330	-	-	1,099	929,849	931,278
Home equity	50	-	-	1,099	178,151	179,300
Construction	-	-	-	-	80,415	80,415
Other	88	-	-	-	28,964	29,052
Total loans	$611	758	-	2,627	3,269,367	3,273,363
Total loans over 90 days past due	-	-	-	-	-	402

As of June 30, 2023 and December 31, 2022, loans 30 days or more past due represented 0.07% and 0.11% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.01% and 0.03% of the Company’s total loan portfolio as of June 30, 2023 and December 31, 2022, respectively. Consumer loans 30 days or more past due were 0.05% and 0.08% of total loans as of June 30, 2023 and December 31, 2022, respectively.

The table below summarizes nonaccrual loans by major categories for the periods presented.

	June 30, 2023				December 31, 2022
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	loans	loans	Total	loans	loans	Total
	with no	with an	nonaccrual	with no	with an	nonaccrual
(dollars in thousands)	allowance	allowance	loans	allowance	allowance	loans
Commercial
Owner occupied RE	-	-	-	-	-	-
Non-owner occupied RE	-	754	754	114	133	247
Construction	-	-	-	-	-	-
Business	-	137	137	-	182	182
Total commercial	-	891	891	114	315	429
Consumer
Real estate	-	1,053	1,053	-	1,099	1,099
Home equity	185	887	1,072	194	905	1,099
Construction	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total consumer	185	1,940	2,125	194	2,004	2,198
Total nonaccrual loans	185	2,831	3,016	308	2,319	2,627

We did not recognize interest income on nonaccrual loans for the three months ended June 30, 2023 and June 30, 2022. The accrued interest reversed during the three months ended June 30, 2023 and June 30, 2022 was not material.

We did not recognize interest income on nonaccrual loans for the six months ended June 30, 2023 and June 30, 2022. Accrued interest of $23,000 was reversed during the six months ended June 30, 2023 and $3,000 was reversed during the six months ended June 30, 2022.

The table below summarizes information regarding nonperforming assets.

(dollars in thousands)	June 30, 2023	December 31, 2022
Nonaccrual loans	$3,016	2,627
Other real estate owned	-	-
Total nonperforming assets	$3,016	2,627
Nonperforming assets as a percentage of:
Total assets	0.08%	0.07%
Gross loans	0.09%	0.08%
Total loans over 90 days past due	$1,072	402
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	-	4,503

Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. There were no loan modifications to borrowers experiencing financial difficulty during the three months and six months ended June 30, 2023.

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

A formal evaluation of the adequacy of the credit loss allowance is conducted quarterly. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management's evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay a loan, the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. Management believes the level of the allowance for credit losses is adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date. The allowance is increased through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off.

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

The following tables summarize the activity related to the allowance for credit losses for the three and six months ended June 30, 2023 and June 30, 2022 under the CECL methodology.

				Three months ended June 30, 2023
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$5,984	11,285	1,110	8,022	10,079	2,663	810	482	40,435
Provision for credit losses	(88)	347	221	118	316	245	(126)	62	1,095
Loan charge-offs	-	(48)	-	-	-	(389)	-	(2)	(439)
Loan recoveries	-	-	-	12	-	2	-	-	14
Net loan recoveries (charge-offs)	-	(48)	-	12	-	(387)	-	(2)	(425)
Balance, end of period	$5,896	11,584	1,331	8,152	10,395	2,521	684	542	41,105
Net charge-offs to average loans (annualized)									0.05%
Allowance for credit losses to gross loans									1.16%
Allowance for credit losses to nonperforming loans									1,363.11%

				Three months ended June 30, 2022
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$4,898	9,973	929	6,217	7,602	2,197	844	284	32,944
Provision for credit losses	(69)	37	131	524	390	407	7	98	1,525
Loan charge-offs	-	-	-	(55)	-	(170)	-	(91)	(316)
Loan recoveries	-	-	-	31	-	8	-	-	39
Net loan recoveries (charge-offs)	-	-	-	(24)	-	(162)	-	(91)	(277)
Balance, end of period	$4,829	10,010	1,060	6,717	7,992	2,442	851	291	34,192
Net charge-offs to average loans (annualized)									0.04%
Allowance for credit losses to gross loans									1.20%
Allowance for credit losses to nonperforming loans									1,166.70%

				Six months ended June 30, 2023
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$5,867	10,376	1,292	7,861	9,487	2,551	893	312	38,639
Provision for credit losses	29	1,385	39	268	908	298	(209)	232	2,950
Loan charge-offs	-	(209)	-	(1)	-	(389)	-	(2)	(601)
Loan recoveries	-	32	-	24	-	61	-	-	117
Net loan recoveries (charge-offs)	-	(177)	-	23	-	(328)	-	(2)	(484)
Balance, end of period	$5,896	11,584	1,331	8,152	10,395	2,521	684	542	41,105
Net charge-offs to average loans (annualized)									0.03%
Allowance for credit losses to gross loans									1.16%
Allowance for credit losses to nonperforming loans									1,363.11%

					Six months ended June 30, 2022
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$4,700	10,518	625	4,887	7,083	1,697	578	320	30,408
Adjustment for CECL	(313)	333	154	1,057	(294)	438	130	(5)	1,500
Provision for credit losses	442	(841)	281	683	1,203	572	143	67	2,550
Loan charge-offs	-	-	-	(55)	-	(339)	-	(91)	(485)
Loan recoveries	-	-	-	145	-	74	-	-	219
Net loan recoveries (charge-offs)	-	-	-	90	-	(265)	-	(91)	(266)
Balance, end of period	$4,829	10,010	1,060	6,717	7,992	2,442	851	291	34,192
Net charge-offs to average loans (annualized)									0.02%
Allowance for credit losses to gross loans									1.20%
Allowance for credit losses to nonperforming loans									1,166.70%

The $1.1 million provision for credit losses for the three months ended June 30, 2023 was driven by $119.7 million in loan growth combined with net charge-offs of $425,000 for the quarter. The $3.0 million provision for credit losses for the six months ended June 30, 2023 was driven by $264.3 million in loan growth for the period. In addition to loan growth, the provision for credit losses was impacted by slightly lower expected loss rates due to continued low charge-offs during the first half of 2023, while minor adjustments to an internal qualitative factor increased the qualitative component of the allowance and related provision expense.

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

The following tables present an analysis of collateral-dependent loans of the Company.

			June 30, 2023
	Real	Business
(dollars in thousands)	estate	assets	Other	Total
Commercial
Owner occupied RE	$-	-	-	-
Non-owner occupied RE	31	-	-	31
Construction	-	-	-	-
Business	42	-	-	42
Total commercial	73	-	-	73
Consumer
Real estate	195	-	-	195
Home equity	185	-	-	185
Construction	-	-	-	-
Other	-	-	-	-
Total consumer	380	-	-	380
Total	$453	-	-	453

			December 31, 2022
	Real	Business
(dollars in thousands)	estate	assets	Other	Total
Commercial
Owner occupied RE	$-	-	-	-
Non-owner occupied RE	114	-	-	114
Construction	-	-	-	-
Business	30	-	-	30
Total commercial	144	-	-	144
Consumer
Real estate	207	-	-	207
Home equity	194	-	-	194
Construction	-	-	-	-
Other	-	-	-	-
Total consumer	401	-	-	401
Total	$545	-	-	545

Under CECL, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

Allowance for Credit Losses - Unfunded Loan Commitments

The allowance for credit losses for unfunded loan commitments was $2.6 million at June 30, 2023 and is separately classified on the balance sheet within other liabilities. The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three and six months ended June 30, 2023 and June 30, 2022.

	Three months ended	Three months ended
(dollars in thousands)	June 30, 2023	June 30, 2022
Balance, beginning of period	$2,750	2,080
Adjustment for adoption of CECL	-	-
Provision for (reversal of) credit losses	(185)	250
Balance, end of period	$2,565	2,330
Unfunded Loan Commitments	$849,977	738,791
Reserve for Unfunded Commitments to Unfunded Loan Commitments	0.30%	0.32%

	Six months ended	Six months ended
(dollars in thousands)	June 30, 2023	June 30, 2022
Balance, beginning of period	$2,780	-
Adjustment for adoption of CECL	-	2,000
Provision for (reversal of) credit losses	(215)	330
Balance, end of period	$2,565	2,330
Unfunded Loan Commitments	$849,977	738,791
Reserve for Unfunded Commitments to Unfunded Loan Commitments	0.30%	0.32%

NOTE 5 – Derivative Financial Instruments

The Company utilizes derivative financial instruments primarily to manage its exposure to changes in interest rates. All derivative financial instruments are recognized as either assets or liabilities and measured at fair value.

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

The Company manages the interest rate and price risk associated with its outstanding IRLCs and mortgage loans held for sale by entering into derivative instruments such as forward sales of MBS. These derivatives are free- standing derivatives and are not designated as instruments for hedge accounting. Management expects these derivatives will experience changes in fair value opposite to changes in fair value of the IRLCs and mortgage loans held for sale, thereby reducing earnings volatility. The Company takes into account various factors and strategies in determining the portion of the mortgage pipeline (IRLCs and mortgage loans held for sale) it wants to economically hedge. The gain or loss resulting from the change in the fair value of the derivative is recognized in the Company’s statement of income during the period of change.

The Company entered into a pay-fixed portfolio layer method fair value swap, designated as a hedging instrument, with a total notional amount of $200.0 million in the second quarter of 2023. The Company is designating the fair value swap under the portfolio layer method (“PLM”). Under this method, the hedged item is designated as a hedged layer of a closed portfolio of financial loans that is anticipated to remain outstanding for the designated hedged period. Adjustments will be made to record the swap at fair value on the consolidated balance sheets, with changes in fair value recognized in interest income. The carrying value of the fair value swap on the consolidated balance sheets will also be adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk.

The following table represents the carrying value of the portfolio layer method hedged asset and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
(dollars in thousands)	Carrying Amount	Hedged Asset	Carrying Amount	Hedged Asset
Fixed Rate Asset[1]	202,750	2,750	-	-
[1]	These amounts included the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of the assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of June 30, 2023, the amortized cost basis of the closed portfolio used in this hedging relationship was $741.4 million, the cumulative basis adjustment associated with this hedging relationship was $2.8 million, and the amount of the designated hedged item was $200.0 million.

 The following table summarizes the Company’s outstanding financial derivative instruments at June 30, 2023 and December 31, 2022.

			June 30, 2023
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives designated as hedging instruments:
Fair value swap	$200,000	Other assets	$2,750

Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	24,630	Other assets	177
MBS forward sales commitments	17,500	Other assets	59
Total derivative financial instruments	$242,130		$2,986

			December 31, 2022
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	$6,793	Other assets	49
MBS forward sales commitments	5,750	Other assets	27
Total derivative financial instruments	$12,543		$76

Accrued interest receivable related to the interest rate swap as of June 30, 2023 totaled $248,000 and is excluded from the fair value presented in the table above.

The Company assesses the effectiveness of the fair value swap hedge with a regression analysis that compares the changes in forward curves to determine the value. The effective portion of changes in fair value of derivatives designated as fair value hedges is recorded through interest income. The Company does not offset derivative assets and derivative liabilities for financial statement presentation purposes.

The following table summarizes the effect of the fair value hedging relationship recognized in the consolidated statements of income for the three and six months ended June 30, 2023 and June 30, 2022.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Gain (loss) on fair value hedging relationship:
Hedged asset	$2,750	-	2,750	-
Fair value derivative designated as hedging instrument	(2,784)	-	(2,784)	-
Total gain (loss) recognized in interest income on loans	$(34)	-	(34)	-

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 14 of the Company’s 2022 Annual Report on Form 10-K. See Note 5 for how the derivative asset fair value is determined. The Company’s loan portfolio is initially fair valued using a segmented approach, using the eight categories of loans as disclosed in Note 4 – Loans and Allowance for Credit Losses. Loans are considered a Level 3 classification.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

			June 30, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
Corporate bonds	$-	1,874	-	1,874
US treasuries	-	875	-	875
US government agencies	-	10,810	-	10,810
State and political subdivisions	-	19,339	-	19,339
Asset-backed securities	-	5,568	-	5,568
Mortgage-backed securities	-	53,082	-	53,082
Mortgage loans held for sale	-	15,781	-	15,781
Mortgage loan interest rate lock commitments	-	177	-	177
MBS forward sales commitments	-	59	-	59
Derivative asset	-	2,750	-	2,750
Total assets measured at fair value on a recurring basis	$-	110,315	-	110,315

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Corporate bonds	$-	1,883	-	1,883
US treasuries	-	871	-	871
US government agencies	-	10,617	-	10,617
State and political subdivisions	-	18,906	-	18,906
Asset-backed securities	-	6,229	-	6,229
Mortgage-backed securities	-	54,841	-	54,841
Mortgage loans held for sale	-	3,917	-	3,917
Mortgage loan interest rate lock commitments	-	49	-	49
MBS forward sales commitments	-	27	-	27
Total assets measured at fair value on a recurring basis	$-	97,340	-	97,340

The Company had no liabilities recorded at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2023 and December 31, 2022.

			As of June 30, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated	$-	306	3,636	3,942
Total assets measured at fair value on a nonrecurring basis	$-	306	3,636	3,942

			As of December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated	$-	429	4,071	4,500
Total assets measured at fair value on a nonrecurring basis	$-	429	4,071	4,500

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company’s financial instruments at June 30, 2023 and December 31, 2022 are as follows:

			June 30, 2023
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$12,550	12,550	-	-	12,550
Loans[1]	3,491,664	3,231,892	-	-	3,231,892
Financial Liabilities:
Deposits	3,433,018	3,013,696	-	3,013,696	-
Subordinated debentures	36,268	40,767	-	40,767	-

	December 31, 2022
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$10,833	10,833	-	-	10,833
Loans[1]	3,227,455	3,057,891	-	-	3,057,891
Financial Liabilities:
Deposits	3,133,864	2,717,900	-	2,717,900	-
Subordinated debentures	36,214	39,885	-	39,885	-
[1]	Carrying amount is net of the allowance for credit losses and individually evaluated loans.

NOTE 7 – Leases

The Company had operating right-of-use assets, included in property and equipment, of $22.9 million and $23.6 million as of June 30, 2023 and December 31, 2022, respectively.  The Company had lease liabilities, included in other liabilities, of $25.3 million and $25.8 million as of June 30, 2023 and December 31, 2022, respectively. We maintain operating leases on land and buildings for various office spaces. The lease agreements have maturity dates ranging from April 2025 to February 2032, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 6.40 years as of June 30, 2023. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term at implementation of the accounting standard and as of the lease commencement date for leases subsequently entered into. The weighted average discount rate for leases was 2.29% as of June 30, 2023.

The total operating lease costs were $604,000 and $768,000 for the three months ended June 30, 2023 and 2022, respectively, and $1.2 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively.

Operating lease payments due as of June 30, 2023 were as follows:

Operating
(dollars in thousands)	Leases
2023	$1,027
2024	2,099
2025	2,157
2026	2,210
2027	2,268
Thereafter	22,202
Total undiscounted lease payments	31,963
Discount effect of cash flows	6,646
Total lease liability	$25,317

NOTE 8 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three-month periods ended June 30, 2023 and 2022. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at June 30, 2023. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At June 30, 2023 and 2022, there were 386,003 and 162,366 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except share data)	2023	2022	2023	2022
Numerator:
Net income available to common shareholders	$2,458	7,240	5,161	15,210
Denominator:
Weighted-average common shares outstanding – basic	8,051,131	7,957,631	8,038,642	7,944,814
Common stock equivalents	17,897	97,279	41,879	130,682
Weighted-average common shares outstanding – diluted	8,069,028	8,054,910	8,080,521	8,075,496
Earnings per common share:
Basic	$0.31	0.91	0.64	1.91
Diluted	$0.31	0.90	0.64	1.88

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion reviews our results of operations for the three and six month periods ended June 30, 2023 as compared to the three and six month periods ended June 30, 2022 and assesses our financial condition as of June 30, 2023 as compared to December 31, 2022. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2022 included in our Annual Report on Form 10-K for that period. Results for the three and six month periods ended June 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or any future period.

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

●	Restrictions or conditions imposed by our regulators on our operations;
●	Increases in competitive pressure in the banking and financial services industries;
●	Changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;
●	Changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic or industry conditions;
●	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
●	Credit losses due to loan concentration;
●	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
●	Our ability to successfully execute our business strategy;
●	Our ability to attract and retain key personnel;
●	The success and costs of our expansion into the Charlotte, North Carolina, Greensboro, North Carolina and Atlanta, Georgia markets and into potential new markets;
●	Risks with respect to future mergers or acquisitions, including our ability to successfully expand and integrate the businesses and operations that we acquire and realize the anticipated benefits of the mergers or acquisitions;
●	Changes in the interest rate environment which could reduce anticipated or actual margins;
●	Changes in political conditions or the legislative or regulatory environment, including new governmental initiatives affecting the financial services industry;
●	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;
●	Changes occurring in business conditions and inflation;
●	Increased cybersecurity risk, including potential business disruptions or financial losses;
●	Changes in technology;
●	The adequacy of the level of our allowance for credit losses and the amount of loan loss provisions required in future periods;
●	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses or write-down assets;
●	Changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	Any increase in FDIC assessments which will increase our cost of doing business;
●	Risks associated with complex and changing regulatory environments, including, among others, with respect to data privacy, artificial intelligence, information security, climate change or other environmental, social and governance matters, and labor matters, relating to our operations;
●	The rate of delinquencies and amounts of loans charged-off;
●	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

●	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;
●	Adverse changes in asset quality and resulting credit risk-related losses and expenses;
●	Changes in accounting standards, rules and interpretations and the related impact on our financial statements;
●	Risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed;
●	The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs; and
●	Other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, in Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q, and in our other filings with the SEC.

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

At June 30, 2023, we had total assets of $4.00 billion, an 8.4% increase from total assets of $3.69 billion at December 31, 2022. The largest component of our total assets is loans which were $3.54 billion and $3.27 billion at June 30, 2023 and December 31, 2022, respectively. Our liabilities and shareholders’ equity at June 30, 2023 totaled $3.70 billion and $301.5 million, respectively, compared to liabilities of $3.40 billion and shareholders’ equity of $294.5 million at December 31, 2022. The principal component of our liabilities is deposits which were $3.43 billion and $3.13 billion at June 30, 2023 and December 31, 2022, respectively.

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

Our net income to common shareholders was $2.5 million and $7.2 million for the three months ended June 30, 2023 and 2022, respectively. Diluted earnings per share (“EPS”) was $0.31 for the second quarter of 2023 as compared to $0.90 for the same period in 2022. The decrease in net income was primarily driven by a decrease in net interest income resulting from higher costs on our deposit accounts related to the Federal Reserve’s cumulative 500 basis point interest rate increase during the past 16 months, combined with an increase in non-interest expenses.

Our net income to common shareholders was $5.2 million and $15.2 million for the six months ended June 30, 2023 and 2022, respectively. Diluted EPS was $0.64 for the six months ended June 30, 2023 as compared to $1.88 for the same period in 2022. The decrease in net income was primarily driven by the increase in interest expense on our deposit accounts.

RESULTS OF OPERATIONS

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $18.8 million for the second quarter of 2023, a 24.3% decrease over net interest income of $24.9 million for the second quarter of 2022, driven primarily by the increase in interest expense on our deposit accounts. In addition, our net interest margin, on a tax-equivalent basis (TE), was 2.05% for the second quarter of 2023 compared to 3.35% for the same period in 2022.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and six month periods ended June 30, 2023 and 2022. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” tables demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended June 30,
	2023			2022
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$71,004	$891	5.03%	$80,909	$180	0.89%
Investment securities, taxable	93,922	623	2.66%	98,527	404	1.64%
Investment securities, nontaxable(2)	10,200	108	4.24%	10,382	56	2.16%
Loans(3)	3,511,225	41,089	4.69%	2,795,274	26,610	3.82%
Total interest-earning assets	3,686,351	42,711	4.65%	2,985,092	27,250	3.66%
Noninterest-earning assets	155,847			154,659
Total assets	$3,842,198			$3,139,751
Interest-bearing liabilities
NOW accounts	$297,234	537	0.72%	$389,563	144	0.15%
Savings & money market	1,727,009	15,298	3.55%	1,267,174	1,200	0.38%
Time deposits	573,095	6,102	4.27%	278,101	500	0.72%
Total interest-bearing deposits	2,597,338	21,937	3.39%	1,934,838	1,844	0.38%
FHLB advances and other borrowings	135,922	1,382	4.08%	53,179	105	0.79%
Subordinated debentures	36,251	542	6.00%	36,143	405	4.49%
Total interest-bearing liabilities	2,769,511	23,861	3.46%	2,024,160	2,354	0.47%
Noninterest-bearing liabilities	771,388			833,943
Shareholders’ equity	301,299			281,648
Total liabilities and shareholders’ equity	$3,842,198			$3,139,751
Net interest spread			1.19%			3.19%
Net interest income (tax equivalent) / margin		$18,850	2.05%		$24,896	3.35%
Less: tax-equivalent adjustment(2)		(25)			(12)
Net interest income		$18,825			$24,884

(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin (TE) decreased 130 basis points to 2.05% during the second quarter of 2023, compared to the second quarter of 2022, primarily due to higher costs on our interest-bearing liabilities. Our average interest-bearing liabilities grew by $745.4 million during the second quarter of 2023, while the rate on these liabilities increased 299 basis points to 3.46%. In contrast, our average interest-earning assets grew by $701.3 million during the second quarter of 2023 while the average yield on these assets increased by 99 basis points to 4.65% during the same period.

The increase in our average interest-bearing liabilities during the second quarter of 2023 resulted primarily from a $662.5 million increase in our interest-bearing deposits, while the 299-basis point increase in rate on our interest-bearing liabilities was driven by a 301 basis point increase in deposit rates.

The increase in average interest-earning assets for the second quarter of 2023 related primarily to an increase of $716.0 million in our average loan balances. The 99 basis point increase in yield on our interest-earning assets was driven by an 87 basis point increase in loan yield as our loan portfolio has repriced at rates higher than historical rates for the majority of the past 12 months.

Our net interest spread was 1.19% for the second quarter of 2023 compared to 3.19% for the same period in 2022. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 299 basis point increase in the rate on our interest-bearing liabilities was partially offset by a 99 basis point increase in yield on our interest-bearing assets, resulting in a 200 basis point decrease in our net interest spread for the 2023 period. We anticipate continued pressure on our net interest spread and net interest margin in future periods as a significant portion of our loan portfolio is at fixed rates which do not move with the Federal Reserve’s interest rate increases, while our deposit accounts reprice much more quickly. To partially address this continued pressure, we entered into a pay-fixed portfolio layer method fair value swap, designated as a hedging instrument, with a total notional amount of $200.0 million in the second quarter of 2023. The financial implication of this swap is described in further detail in “NOTE 5 – Derivative Financial Instruments” above.

Average Balances, Income and Expenses, Yields and Rates

	For the Six Months Ended June 30,
	2023			2022
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$78,445	$1,860	4.78%	$84,980	$239	0.57%
Investment securities, taxable	90,739	1,152	2.56%	105,771	829	1.58%
Investment securities, nontaxable(2)	10,233	216	4.25%	11,139	121	2.19%
Loans(3)	3,423,365	77,837	4.59%	2,685,237	50,541	3.80%
Total interest-earning assets	3,602,782	81,065	4.54%	2,887,127	51,730	3.61%
Noninterest-earning assets	158,563			153,618
Total assets	$3,761,345			$3,040,745
Interest-bearing liabilities
NOW accounts	$300,189	977	0.66%	$397,763	259	0.13%
Savings & money market	1,694,624	27,290	3.25%	1,254,768	1,818	0.29%
Time deposits	558,341	10,848	3.92%	218,741	675	0.62%
Total interest-bearing deposits	2,553,154	39,115	3.09%	1,871,272	2,752	0.30%
FHLB advances and other borrowings	77,408	1,582	4.12%	35,004	118	0.68%
Subordinated debentures	36,237	1,069	5.95%	36,130	784	4.38%
Total interest-bearing liabilities	2,666,799	41,766	3.16%	1,942,406	3,654	0.38%
Noninterest-bearing liabilities	794,627			818,207
Shareholders’ equity	299,919			280,132
Total liabilities and shareholders’ equity	$3,761,345			$3,040,745
Net interest spread			1.38%			3.23%
Net interest income (tax equivalent) / margin		$39,298	2.20%		$48,076	3.36%
Less: tax-equivalent adjustment(2)		(49)			(28)
Net interest income		$39,249			$48,048

(1)	Annualized for the six month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

During the first six months of 2023, our net interest margin (TE) decreased by 116 basis points to 2.20%, compared to 3.36% for the first six months of 2022, driven by the increase in yield on our interest-bearing liabilities. Our average interest-bearing liabilities grew by $724.4 million from the prior year, with the average yield increasing by 278 basis points to 3.16%. In contrast, our average interest-earning assets grew by $715.7 million, while the rate on these assets increased 93 basis points to 4.54%.

The increase in average interest-bearing liabilities for the first half of 2023 was driven by an increase in interest-bearing deposits of $681.9 million and a $42.4 million increase in FHLB advances and other borrowings, while the increase in cost was driven by a 279 basis point increase on our interest-bearing deposits.

The increase in average interest-earning assets for the first half of 2023 related primarily to a $738.1 million increase in our average loan balances. The increase in yield on our interest-earning assets was driven by a 79 basis point increase in our loan yield.

Our net interest spread was 1.38% for the first half of 2023 compared to 3.23% for the same period in 2022. The 185 basis point decrease in our net interest spread was driven by the 278 basis point increase in yield on our interest-bearing liabilities.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	June 30, 2023 vs. 2022				June 30, 2022 vs. 2021
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$6,888	6,030	1,561	14,479	$5,417	(979)	(237)	4,201
Investment securities	(20)	291	(13)	258	33	130	16	179
Federal funds sold and interest-bearing deposits with banks	(22)	835	(102)	711	(17)	212	(68)	127
Total interest income	6,846	7,156	1,446	15,448	5,433	(637)	(289)	4,507
Interest expense
Deposits	403	16,159	3,531	20,093	195	602	127	924
FHLB advances and other borrowings	165	435	676	1,276	2,415	(2)	(2,309)	104
Subordinated debentures	4	133	1	138	1	24	-	25
Total interest expense	572	16,727	4,208	21,507	2,611	624	(2,182)	1,053
Net interest income	$6,274	(9,571)	(2,762)	(6,059)	$2,822	(1,261)	1,893	3,454

Net interest income, the largest component of our income, was $18.8 million for the second quarter of 2023 and $24.9 million for the second quarter of 2022, a $6.1 million, or 24.3%, decrease year over year. The decrease during 2023 was driven by a $21.5 million increase in interest expense primarily due to higher rates on our interest-bearing deposits. Partially offsetting the increase in interest expense was a $15.4 million increase in interest income primarily due to an increase in volume of loans and the rates on loans.

	Six Months Ended
	June 30, 2023 vs. 2022				June 30, 2022 vs. 2021
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$14,084	10,333	2,879	27,296	$9,012	(2,786)	(560)	5,666
Investment securities	(126)	604	(82)	396	120	191	41	352
Federal funds sold and interest-bearing deposits with banks	(18)	1,776	(137)	1,621	(18)	195	(37)	140
Total interest income	13,940	12,713	2,660	29,313	9,114	(2,400)	(556)	6,158
Interest expense
Deposits	682	28,597	7,084	36,363	400	232	45	677
FHLB advances and other borrowings	143	597	725	1,465	70	2	40	112
Subordinated debentures	2	281	1	284	2	22	-	24
Total interest expense	827	29,475	7,810	38,112	472	256	85	813
Net interest income	$13,113	(16,762)	(5,150)	(8,799)	$8,642	(2,656)	(641)	5,345

Net interest income for the first half of 2023 was $39.2 million compared to $48.0 million for 2022, a $8.8 million, or 18.3%, decrease. The decrease in net interest income during 2023 was driven by a $38.1 million increase in interest expense, related primarily to higher rates on our interest-bearing deposits.

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

We recorded a $910,000 provision for credit losses in the second quarter of 2023, compared to a $1.8 million provision for credit losses in the second quarter of 2022. We recorded a provision expense of $2.7 million and $2.9 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The $910,000 provision in 2023, which included a $1.1 million provision for credit losses and a $185,000 reversal for unfunded commitments, was driven by $119.7 million in loan growth during the second quarter. The $2.7 million provision expense for the first half of 2023 included a $3.0 million provision for credit losses and a $215,000 reversal for unfunded commitments.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Mortgage banking income	$1,337	1,184	1,959	2,678
Service fees on deposit accounts	331	327	656	631
ATM and debit card income	536	548	1,091	1,062
Income from bank owned life insurance	338	315	670	630
Loss on disposal of fixed assets	-	(394)	-	(394)
Other income	194	285	404	587
Total noninterest income	$2,736	2,265	4,780	5,194

Noninterest income increased $471,000, or 20.8%, for the second quarter of 2023 as compared to the same period in 2022. The increase in total noninterest income resulted primarily from the following:

●	Mortgage banking income increased by $153,000, or 12.9%, from the second quarter of 2022 driven by an increase in gain on sale of loans and an increase in the unrealized gain from the related derivative.
●	The second quarter of 2022 included a loss on disposal of fixed assets from our prior headquarters building.

Noninterest income decreased $414,000, or 8.0%, during the first half of 2023 as compared to 2022. The decrease in total noninterest income resulted primarily from the following:

●	Mortgage banking income decreased by $719,000, or 26.8%, from the first half of 2022 driven by lower mortgage volume and less income recorded on the related derivative.
●	Other income decreased $183,000, or 31.2%, primarily due to a decrease in various loan and appraisal fees reported as income.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Compensation and benefits	$10,287	9,915	20,643	19,371
Occupancy	2,518	2,219	4,975	3,997
Outside service and data processing costs	1,705	1,528	3,334	3,062
Insurance	897	367	1,586	628
Professional fees	751	693	1,410	1,292
Marketing	335	329	701	596
Other	900	737	1,848	1,528
Total noninterest expense	$17,393	15,788	34,497	30,474

Noninterest expense was $17.4 million for the second quarter of 2023, a $1.6 million, or 10.2%, increase from noninterest expense of $15.8 million for the second quarter of 2022. The increase in noninterest expense was driven primarily by the following:

●	Compensation and benefits expense increased $372,000, or 3.8%, relating primarily to annual salary increases and hiring of new team members as well as higher benefit related expenses.
●	Occupancy costs increased $299,000, or 13.5%, driven by increased depreciation, maintenance and property tax expenses on our new headquarters building.
●	Insurance costs increased $530,000, or 144.4%, as a result of higher FDIC insurance premiums.

Noninterest expense was $34.5 million for the first half of 2023, a $4.0 million, or 13.2%, increase from noninterest expense of $30.5 million for the first half of 2022. The increase in noninterest expense was driven primarily by increases in compensation and benefits, occupancy, and insurance expense as discussed above.

Our efficiency ratio was 80.7% for the second quarter of 2023, compared to 58.2% for the second quarter of 2022. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The higher ratio during the second quarter of 2023, compared to the second quarter of 2022, relates primarily to the decrease in net interest income and noninterest income, combined with higher noninterest expenses.

We incurred income tax expense of $800,000 and $2.3 million for the three months ended June 30, 2023 and 2022, respectively, and $1.6 million and $4.7 million for the six months ended June 30, 2023 and 2022, respectively. Our effective tax rate was 24.1% and 23.5% for the six months ended June 30, 2023 and 2022, respectively. The higher tax rate during the first six months of 2023 relates to the lesser impact of equity compensation transactions during the period.

Balance Sheet Review

Investment Securities

At June 30, 2023, the $104.1 million in our investment securities portfolio represented approximately 2.6% of our total assets. Our available for sale investment portfolio included corporate bonds, US treasuries, US government agency securities, state and political subdivisions, asset-backed securities and mortgage-backed securities with a fair value of $91.5 million and an amortized cost of $107.6 million, resulting in an unrealized loss of $16.1 million. At December 31, 2022, the $104.2 million in our investment securities portfolio represented approximately 2.8% of our total assets, including investment securities with a fair value of $93.3 million and an amortized cost of $110.3 million for an unrealized loss of $17.0 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans, excluding mortgage loans held for sale, for the six months ended June 30, 2023 and 2022 were $3.42 billion and $2.67 billion, respectively. Before the allowance for credit losses, total loans outstanding at June 30, 2023 and December 31, 2022 were $3.54 billion and $3.27 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of June 30, 2023, our loan portfolio included $3.0 billion, or 84.1%, of real estate loans, compared to $2.78 billion, or 84.8%, at December 31, 2022. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. Home equity lines of credit totaled $185.6 million as of June 30, 2023, of which approximately 47% were in a first lien position, while the remaining balance was second liens. At December 31, 2022, our home equity lines of credit totaled $179.3 million, of which approximately 48% were in first lien positions, while the remaining balance was in second liens. The average home equity loan had a balance of approximately $85,000 and a loan to value of 75% as of June 30, 2023, compared to an average loan balance of $84,000 and a loan to value of approximately 73% as of December 31, 2022. Further, 0.6% of our total home equity lines of credit were over 30 days past due as of both June 30, 2023 and December 31, 2022.

Following is a summary of our loan composition at June 30, 2023 and December 31, 2022. During the first six months of 2023, our loan portfolio increased by $264.2 million, or 8.1%, with a 7.0% increase in commercial loans while consumer loans increased by 10.2% during the period. The majority of the increase was in loans secured by real estate. Our level of non-owner occupied commercial real estate and multi-family loans represents 273.2% of the Bank’s total risk-based capital at June 30, 2023. Our consumer real estate portfolio grew by $116.6 million and includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $470,000, a term of 25 years, and an average rate of 3.98% as of June 30, 2023, compared to a principal balance of $468,000, a term of 22 years, and an average rate of 3.71% as of December 31, 2022.

	June 30, 2023		December 31, 2022
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$613,874	17.4%	$612,901	18.7%
Non-owner occupied RE	951,536	26.9%	862,579	26.3%
Construction	115,798	3.3%	109,726	3.4%
Business	511,719	14.5%	468,112	14.3%
Total commercial loans	2,192,927	62.1%	2,053,318	62.7%
Consumer
Real estate	1,047,904	29.6%	931,278	28.4%
Home equity	185,584	5.2%	179,300	5.5%
Construction	61,044	1.7%	80,415	2.5%
Other	50,157	1.4%	29,052	0.9%
Total consumer loans	1,344,689	37.9%	1,220,045	37.3%
Total gross loans, net of deferred fees	3,537,616	100.0%	3,273,363	100.0%
Less—allowance for credit losses	(41,105)		(38,639)
Total loans, net	$3,496,511		$3,234,724

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of June 30, 2023 and December 31, 2022, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets.

(dollars in thousands)	June 30, 2023	December 31, 2022
Commercial	$891	429
Consumer	2,125	2,198
Total nonaccrual loans	3,016	2,627
Other real estate owned	-	-
Total nonperforming assets	$3,016	2,627

At June 30, 2023, nonperforming assets were $3.0 million, or 0.08% of total assets and 0.09% of gross loans. Comparatively, nonperforming assets were $2.6 million, or 0.07% of total assets and 0.08% of gross loans at

December 31, 2022. Nonaccrual loans increased $389,000 during the first six months of 2023 due primarily to one commercial relationship totaling $733,000, which is secured by real estate, that was added to nonaccrual status offset by $360,000 of paydowns on the nonaccrual loans.

The amount of foregone interest income on nonaccrual loans in the first six months of 2023 and 2022 was not material. At June 30, 2023 and December 31, 2022, the allowance for credit losses represented 1,363.11% and 1,1470.70% of the total amount of nonperforming loans, respectively. A significant portion of the nonperforming loans at June 30, 2023 were secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.

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

In addition, at June 30, 2023, 84.1% of our loans were collateralized by real estate and 78.6% of our individually evaluated loans were secured by real estate. We utilize third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Individually evaluated loans are reviewed on a quarterly basis to determine the level of impairment. As of June 30, 2023, we did not have any individually evaluated real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for impaired loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At June 30, 2023, individually evaluated loans totaled $4.8 million with a reserve of approximately $905,000 allocated in the allowance for credit losses. During the first six months of 2023, the average recorded investment in individually evaluated loans was approximately $6.0 million. Comparatively, individually evaluated loans totaled $7.1 million at December 31, 2022 for which $6.8 million of these loans had a reserve of approximately $1.3 million allocated in the allowance for credit losses. During 2022, the average recorded investment in individually evaluated loans was approximately $7.6 million.

Allowance for Credit Losses

The allowance for credit losses was $41.1 million, representing 1.16% of outstanding loans and providing coverage of 1,363.11%, of nonperforming loans at June 30, 2023 compared to $38.6 million, or 1.18% of outstanding loans and 1470.84% of nonperforming loans at December 31, 2022. At June 30, 2022, the allowance for credit losses was $34.2 million, or 1.20% of outstanding loans and 1,166.70% of nonperforming loans.

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

Our retail deposits represented $3.01 billion, or 87.7% of total deposits, while our wholesale deposits represented $421.6 million, or 12.3%, of total deposits at June 30, 2023. At December 31, 2022, retail deposits represented $2.90 billion, or 92.5%, of our total deposits. Wholesale deposits were $236.2 million, representing 7.5% of our total deposits, at December 31, 2022. Our loan-to-deposit ratio was 103% at June 30, 2023 and 104% at December 31, 2022.

The following is a detail of our deposit accounts:

	June 30,	December 31,
(dollars in thousands)	2023	2022
Non-interest bearing	$698,084	804,115
Interest bearing:
NOW accounts	308,762	318,030
Money market accounts	1,692,900	1,506,418
Savings	36,243	40,673
Time, less than $250,000	114,691	89,876
Time and out-of-market deposits, $250,000 and over	582,338	374,752
Total deposits	$3,433,018	3,133,864

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $2.88 billion and $2.76 billion at June 30, 2023, and December 31, 2022, respectively. In addition, at June 30, 2023 and December 31, 2022, we estimate that we have approximately $968.1 million and $1.1 billion, or 28.2% and 36.6% of total deposits, respectively, in uninsured and uncollateralized deposits, including related interest accrued and unpaid. Uninsured deposits alone represented $1.4 billion and $1.5 billion at June 30, 2023 and December 31, 2022, respectively. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, the amounts above are estimates and are based on the same methodologies and assumptions used by the FDIC for the Bank’s regulatory reporting requirements.

The following table shows the average balance amounts and the average rates paid on deposits.

	Six months ended June 30,
	2023		2022
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$742,274	0.00%	$769,844	0.00%
Interest-bearing demand deposits	300,189	0.66%	397,763	0.13%
Money market accounts	1,655,878	3.32%	1,214,062	0.30%
Savings accounts	38,746	0.08%	40,707	0.05%
Time deposits less than $250,000	85,325	3.75%	23,406	0.30%
Time deposits greater than $250,000	473,017	1.12%	195,334	0.66%
Total deposits	$3,295,429	1.99%	$2,641,116	0.21%

During the first six months of 2023, our average transaction account balances increased by $314.7 million, or 13.0%, from the prior year, while our average time deposit balances increased by $340,000, or 155.3%. We have experienced record growth in new account openings throughout our footprint during the first half of 2023. In addition, we have added $234.1 million in wholesale time deposits.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits $250,000 or more at June 30, 2023 was as follows:

(dollars in thousands)	June 30, 2023
Three months or less	$154,755
Over three through six months	145,315
Over six through twelve months	194,951
Over twelve months	87,317
Total	$582,338

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at June 30, 2023 and December 31, 2022 were $582.3 million and $374.8 million, respectively. We have a relationship with IntraFi Promontory Network, allowing us to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000. This gives us the ability, as and when needed, to attract and retain large deposits from insurance conscious customers. With IntraFi, we have the option to keep deposits on balance sheet or sell them to other members of the network.

Liquidity and Capital Resources

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds. The bank failures in the first five months of 2023 exemplify the potential serious results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institutions ability to satisfy its obligations to depositors. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

At June 30, 2023 and December 31, 2022 our cash and cash equivalents totaled $205.1 million and $170.9 million, respectively, or 5.1% and 4.6% of total assets, respectively. Our investment securities at June 30, 2023 and December 31, 2022 amounted to $104.1 million and $104.2 million, respectively, or 2.6% and 2.8% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain five federal funds purchased lines of credit with correspondent banks totaling $118.5 million for which there were no borrowings against the lines of credit at June 30, 2023.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at June 30, 2023 was $609.0 million, based primarily on the Bank’s qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at June 30, 2023 and December 31, 2022 we had $392.9 million and $341.5 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits. Further, in July 2023, we enrolled in the Federal Reserve’s Bank Term Funding Program which offer loans of up to one year in length if we pledge collateral eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities.

We have a relationship with IntraFi Promontory Network, allowing us to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000. This gives us the ability, as and when needed, to attract and retain large deposits from insurance conscious customers. With IntraFi, we have the option to keep deposits on balance sheet or sell them to other members of the network. Additionally, subject to certain limits, the Bank can use IntraFi to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB. In this manner, IntraFi can provide us with another funding option. Thus, it serves as a deposit-gathering tool and an additional liquidity management tool. Under the Economic Growth, Regulatory Relief, and Consumer Protection Act, a well capitalized bank with a CAMELS rating of 1 or 2 may hold reciprocal deposits up to the lesser of 20% of its total liabilities or $5 billion without those deposits being treated as brokered deposits.

We also have a line of credit with another financial institution for $15.0 million, which was unused at June 30, 2023. The line of credit was renewed on December 21, 2021 at an interest rate of One Month CME Term SOFR plus 3.5% and a maturity date of December 20, 2023. As of June 30, 2023, we were in violation of one particular loan covenant and have subsequently received a waiver from the lender regarding this violation.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $301.5 million at June 30, 2023 and $294.5 million at December 31, 2022. The $7.0 million increase from December 31, 2022 is primarily related to net income of $5.2 million during the first six months of 2023, stock option exercises and equity compensation expenses of $956,000, and a decrease in the unrealized loss on securities available for sale of $700,000.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the six months ended June 30, 2023 and the year ended December 31, 2022. Since our inception, we have not paid cash dividends.

	June 30, 2023	December 31, 2022
Return on average assets	0.26%	0.90%
Return on average equity	3.27%	10.20%
Return on average common equity	3.27%	10.20%
Average equity to average assets ratio	7.97%	8.85%
Tangible common equity to assets ratio	7.53%	7.98%

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

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of June 30, 2023, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

			June 30, 2023
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$380,560	12.10%	$251,669	8.00%	$314,586	10.00%
Tier 1 Capital (to risk weighted assets)	341,215	10.85%	188,751	6.00%	251,669	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	341,215	10.85%	141,564	4.50%	204,481	6.50%
Tier 1 Capital (to average assets)	341,215	8.85%	154,264	4.00%	192,830	5.00%

	December 31, 2022
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$366,988	12.45%	$235,892	8.00%	$294,865	10.00%
Tier 1 Capital (to risk weighted assets)	330,108	11.20%	176,919	6.00%	235,892	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	330,108	11.20%	132,689	4.50%	191,662	6.50%
Tier 1 Capital (to average assets)	330,108	9.43%	140,040	4.00%	175,050	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

	June 30, 2023
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$389,514	12.40%	$251,322	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	327,224	10.42%	188,491	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	314,224	10.00%	141,369	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	327,224	8.48%	154,286	4.00%	N/A	N/A

	December 31, 2022
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$380,802	12.91%	$235,892	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	320,922	10.88%	176,919	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	307,922	10.44%	132,689	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	320,922	9.17%	140,057	4.00%	N/A	N/A
(1)	The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2023 unfunded commitments to extend credit were $850.0 million, of which $238.5 million were at fixed rates and $611.5 million were at variable rates. At December 31, 2022, unfunded commitments to extend credit were $878.3 million, of which approximately $318.9 million were at fixed rates and $559.4 million were at variable rates. A significant portion of the unfunded commitments related to commercial business loans and consumer home equity lines of credit. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. As of June 30, 2023, the reserve for unfunded commitments was $2.6 million or 0.30% of total unfunded commitments. As of December 31, 2022, the reserve for unfunded commitments was $2.8 million or 0.32% of total unfunded commitments.

At June 30, 2023 and December 31, 2022, there were commitments under letters of credit for $14.8 million and $14.3 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of June 30, 2023, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	(17.55)%
Up 200 basis points	(11.67)%
Up 100 basis points	(5.86)%
Base	-
Down 100 basis points	7.60%
Down 200 basis points	14.60%
Down 300 basis points	21.12%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are providing these additional risk factors to supplement the risk factors contained in Item 1A. of our (i) Annual Report on Form 10-K for the year ended December 31, 2022 and (ii) Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023.

Our enterprise risk management framework may not be effective in mitigating risk and reducing the potential for losses.

Our enterprise risk management framework seeks to mitigate risk and loss to us. We have established comprehensive policies and procedures and an internal control framework designed to provide a sound operational environment for the types of risk to which we are subject, including credit risk, market risk (interest rate and price risks), liquidity risk, operational risk, compliance risk, legal risk, strategic risk, and reputational risk. However, as with any risk management framework, there are inherent limitations to our current and future risk management strategies, including risks that we have not appropriately anticipated or identified. In addition, our businesses and the markets in which we operate are continuously evolving. We may fail to adequately or timely enhance our enterprise risk framework to address those changes. If our enterprise risk framework is ineffective, either because it fails to keep pace with changes in the financial markets, regulatory requirements, our businesses, our counterparties, clients or service providers or for other reasons, we could incur losses, suffer reputational damage or find ourselves out of compliance with applicable regulatory or contractual mandates. In addition to our executive committee, the Risk Committee of the Board, the Audit Committee of the Board, as well as the Company’s Chief Risk Officer are all responsible for the “risk management framework” of the Company. These committees each meet regularly, with the authority to convene additional meetings, as circumstances require.

Our interest rate risk is overseen by the Risk Committee which monitors our compliance with regulatory guidance in the formulation and implementation of our interest rate risk program. The Risk Committee reviews the results of our interest rate risk modeling quarterly to assess whether we have appropriately measured our interest rate risk, mitigated our exposures appropriately and any residual risk is acceptable. In addition to our annual review of this policy, our Board of Directors reviews the interest rate risk policy limits at least annually.

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

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles, as amended, of Southern First Bancshares, Inc. (effective May 19, 2023)

3.1.1	Amended and Restated Articles, as amended, of Southern First Bancshares, Inc. (effective May 19, 2023) (redline version of amended sections)

10.1	Employment Agreement by and between Southern First Bank and Calvin C. Hurst, dated March 21, 2019.*

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: August 1, 2023	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2023	/s/D. Andrew Borrmann
D. Andrew Borrmann
Chief Financial Officer (Principal Financial and Accounting Officer)