Form 10-Q
period 2023-09-30
SOUTHERN FIRST BANCSHARES INC
filed 2023-10-31
CIK 1090009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

8,088,638 shares of common stock, par value $0.01 per share, were issued and outstanding as of October 31, 2023.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

September 30, 2023 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except share data)	2023	2022
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$17,395	18,788
Federal funds sold	127,714	101,277
Interest-bearing deposits with banks	7,283	50,809
Total cash and cash equivalents	152,392	170,874
Investment securities:
Investment securities available for sale	144,035	93,347
Other investments	19,600	10,833
Total investment securities	163,635	104,180
Mortgage loans held for sale	7,117	3,917
Loans	3,553,632	3,273,363
Less allowance for credit losses	(41,131)	(38,639)
Loans, net	3,512,501	3,234,724
Bank owned life insurance	52,140	51,122
Property and equipment, net	95,743	99,183
Deferred income taxes, net	13,078	12,522
Other assets	23,351	15,459
Total assets	$4,019,957	3,691,981
LIABILITIES
Deposits	$3,347,771	3,133,864
FHLB advances and related debt	275,000	175,000
Subordinated debentures	36,295	36,214
Other liabilities	56,993	52,391
Total liabilities	3,716,059	3,397,469
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 8,088,638 and 8,011,045 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	81	80
Nonvested restricted stock	(4,065)	(3,306)
Additional paid-in capital	121,757	119,027
Accumulated other comprehensive loss	(15,255)	(13,410)
Retained earnings	201,380	192,121
Total shareholders’ equity	303,898	294,512
Total liabilities and shareholders’ equity	$4,019,957	3,691,981

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(dollars in thousands, except share data)	2023	2022	2023	2022
Interest income
Loans	$43,542	29,752	121,380	80,294
Investment securities	1,470	506	2,788	1,428
Federal funds sold and interest-bearing deposits with banks	2,435	676	4,295	915
Total interest income	47,447	30,934	128,463	82,637
Interest expense
Deposits	25,130	5,021	64,245	7,773
Borrowings	2,972	459	5,623	1,362
Total interest expense	28,102	5,480	69,868	9,135
Net interest income	19,345	25,454	58,595	73,502
Provision for credit losses	(500)	950	2,235	3,830
Net interest income after provision for credit losses	19,845	24,504	56,360	69,672
Noninterest income
Mortgage banking income	1,208	1,230	3,167	3,907
Service fees on deposit accounts	356	318	1,011	949
ATM and debit card income	588	542	1,680	1,604
Income from bank owned life insurance	349	315	1,018	945
Loss on disposal of fixed assets	-	-	-	(394)
Gain on sale of securities	-	-	-	12
Other income	249	275	653	850
Total noninterest income	2,750	2,680	7,529	7,873
Noninterest expenses
Compensation and benefits	10,231	9,843	30,874	29,214
Occupancy	2,562	2,442	7,537	6,439
Outside service and data processing costs	1,744	1,529	5,078	4,591
Insurance	1,243	507	2,829	1,134
Professional fees	504	555	1,914	1,848
Marketing	293	338	994	934
Other	725	832	2,573	2,360
Total noninterest expenses	17,302	16,046	51,799	46,520
Income before income tax expense	5,293	11,138	12,090	31,025
Income tax expense	1,195	2,725	2,831	7,402
Net income	$4,098	8,413	9,259	23,623
Earnings per common share
Basic	$0.51	1.06	1.15	2.97
Diluted	0.51	1.04	1.15	2.93
Weighted average common shares outstanding
Basic	8,052,926	7,972,146	8,043,410	7,954,025
Diluted	8,072,408	8,065,087	8,077,830	8,071,988

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Net income	$4,098	8,413	9,259	23,623
Other comprehensive loss:
Unrealized loss on securities available for sale:
Unrealized holding loss arising during the period, pretax	(3,221)	(4,894)	(2,333)	(16,783)
Tax expense	676	1,028	488	3,524
Reclassification of realized gain	-	-	-	(12)
Tax benefit	-	-	-	2
Other comprehensive loss	(2,545)	(3,866)	(1,845)	(13,269)
Comprehensive income	$1,553	4,547	7,414	10,354

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended September 30,
	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
June 30, 2022	7,985,644	$80	-	-	$(3,230)	$117,714	$(10,143)	$178,216	$282,637
Net income	-	-	-	-	-	-	-	8,413	8,413
Proceeds from exercise of stock options	3,000	-	-	-	-	87	-	-	87
Issuance of restricted stock	8,700	-	-	-	(405)	405	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	287	-	-	-	287
Compensation expense related to stock options, net of tax	-	-	-	-	-	227	-	-	227
Other comprehensive loss	-	-	-	-	-	-	(3,866)	-	(3,866)

September 30, 2022	7,997,344	$80	-	$-	$(3,348)	$118,433	$(14,009)	$186,629	$287,785
June 30, 2023	8,058,438	$81	-	$-	$(4,051)	$120,912	$(12,710)	$197,282	$301,514
Net income	-	-	-	-	-	-	-	4,098	4,098
Proceeds from exercise of stock options	14,250	-	-	-	-	312	-	-	312
Issuance of restricted stock, net of forfeitures	15,950	-	-	-	(388)	388	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	374	-	-	-	374
Compensation expense related to stock options, net of tax	-	-	-	-	-	145	-	-	145
Other comprehensive loss	-	-	-	-	-	-	(2,545)	-	(2,545)

September 30, 2023	8,088,638	$81	-	$-	$(4,065)	$121,757	$(15,255)	$201,380	$303,898

	For the nine months ended September 30,
	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2021	7,925,819	$79	-	-	$(1,435)	$114,226	$(740)	$165,771	$277,901
Net income	-	-	-	-	-	-	-	23,623	23,623
Proceeds from exercise of stock options	24,750	1	-	-	-	793	-	-	794
Issuance of restricted stock	46,775	-	-	-	(2,710)	2,710	-	-	-
Adoption of ASU 2016-13	-	-	-	-	-	-	-	(2,765)	(2,765)
Compensation expense related to restricted stock, net of tax	-	-	-	-	797	-	-	-	797
Compensation expense related to stock options, net of tax	-	-	-	-	-	704	-	-	704
Other comprehensive loss	-	-	-	-	-	-	(13,269)	-	(13,269)

September 30, 2022	7,997,344	$80	-	$-	$(3,348)	$118,433	$(14,009)	$186,629	$287,785
December 31, 2022	8,011,045	$80	-	$-	$(3,306)	$119,027	$(13,410)	$192,121	$294,512
Net income	-	-	-	-	-	-	-	9,259	9,259
Proceeds from exercise of stock options	25,250	-	-	-	-	497	-	-	497
Issuance of restricted stock	52,343	1	-	-	(1,824)	1,823	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	1,065	-	-	-	1,065
Compensation expense related to stock options, net of tax	-	-	-	-	-	410	-	-	410
Other comprehensive loss	-	-	-	-	-	-	(1,845)	-	(1,845)

September 30, 2023	8,088,638	$81	-	$-	$(4,065)	$121,757	$(15,255)	$201,380	$303,898

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
(dollars in thousands)	2023	2022
Operating activities
Net income	$9,259	23,623
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	2,235	3,830
Depreciation and other amortization	3,611	2,521
Accretion and amortization of securities discounts and premium, net	142	554
Loss on sale of fixed assets	-	394
Gain on sale of securities	-	(12)
Net change in operating leases	188	814
Compensation expense related to stock options and restricted stock grants	1,475	1,501
Gain on sale of loans held for sale	(2,793)	(2,700)
Loans originated and held for sale	(112,930)	(191,448)
Proceeds from sale of loans held for sale	112,523	198,461
Increase in cash surrender value of bank owned life insurance	(1,018)	(945)
Increase in deferred tax asset	(66)	(5,766)
(Increase) decrease in other assets	(7,892)	5
Increase in other liabilities	6,059	6,006
Net cash provided by operating activities	10,793	36,838
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(280,627)	(538,816)
Purchase of property and equipment	(1,120)	(13,134)
Purchase of investment securities:
Available for sale	(58,204)	(10,094)
Other investments	(49,949)	(15,235)
Payments and maturities, calls and repayments of investment securities:
Available for sale	5,039	21,517
Other investments	41,182	13,806
Proceeds from sale of fixed assets	-	95
Net cash used for investing activities	(343,679)	(541,861)
Financing activities
Increase in cash realized from:
Increase in deposits, net	213,907	437,626
Increase in Federal Home Loan Bank advances and other borrowings, net	100,000	60,000
Proceeds from the exercise of stock options	497	794
Net cash provided by financing activities	314,404	498,420
Net decrease in cash and cash equivalents	(18,482)	(6,603)
Cash and cash equivalents at beginning of the period	170,874	167,209
Cash and cash equivalents at end of the period	$152,392	160,606
Supplemental information
Cash paid for
Interest	$64,390	9,155
Income taxes	586	8,270
Schedule of non-cash transactions
Unrealized gain (loss) on securities, net of income taxes	(1,845)	(13,259)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	147	237

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 13, 2023. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

Business Segments

The Company, through the Bank, provides a broad range of financial services to individuals and companies in South Carolina, North Carolina, and Georgia. These services include demand, time and savings deposits, lending services and ATM processing and mortgage banking services. While the Company’s management periodically reviews limited production information for these revenue streams, that information is not complete as it does not include a full allocation of revenue, costs and capital from key corporate functions. Management will continue to evaluate these lines of business for separate reporting as facts and circumstances change.  Accordingly, the Company’s various banking operations are not considered by management to constitute more than one reportable operating segment.

Risk and Uncertainties

There were three significant bank failures in the first five months of 2023, primarily due to the failed banks’ lack of liquidity as depositors sought to withdraw their deposits. Due to rising interest rates, the failed banks were unable to sell investment securities held to meet liquidity needs without realizing substantial losses. As a result of the March 2023 bank closures and in an effort to strengthen public confidence in the banking system and protect depositors, regulators announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which has and could continue to increase the cost of our FDIC insurance assessments. Additionally, the Federal Reserve announced the creation of a new Bank Term Funding Program in an effort to minimize the need for banks to sell securities at a loss in times of stress. The continued impact of these bank failures on the economy, financial institutions and their depositors, as well as any governmental regulatory responses or actions resulting from the same, is difficult to predict at this time.

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

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	September 30, 2023
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,153	-	303	1,850
US treasuries	25,737	2	136	25,603
US government agencies	21,225	-	2,501	18,724
State and political subdivisions	22,708	-	4,398	18,310
Asset-backed securities	29,780	25	164	29,641
Mortgage-backed securities
FHLMC	23,379	-	4,639	18,740
FNMA	33,251	-	6,285	26,966
GNMA	5,111	-	910	4,201
Total mortgage-backed securities	61,741	-	11,834	49,907
Total investment securities available for sale	$163,344	27	19,336	144,035

	December 31, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,172	-	289	1,883
US treasuries	999	-	128	871
US government agencies	13,007	-	2,390	10,617
State and political subdivisions	22,910	-	4,004	18,906
Asset-backed securities	6,435	-	206	6,229
Mortgage-backed securities
FHLMC	24,086	-	3,745	20,341
FNMA	35,141	-	5,520	29,621
GNMA	5,573	-	694	4,879
Total mortgage-backed securities	64,800	-	9,959	54,841
Total investment securities available for sale	$110,323	-	16,976	93,347

Contractual maturities and yields on the Company’s investment securities at September 30, 2023 and December 31, 2022 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

							September 30, 2023
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	$-	-	$1,850	2.01%	$-	-	$1,850	2.01%
US treasuries	24,739	5.39%	864	1.27%	-	-	-	-	25,603	5.25%
US government agencies	956	0.45%	2,293	1.00%	15,475	4.45%	-	-	18,724	3.82%
State and political subdivisions	-	-	872	1.94%	4,919	1.80%	12,519	2.17%	18,310	2.06%
Asset-backed securities	-	-	-	-	340	6.24%	29,301	6.61%	29,641	6.60%
Mortgage-backed securities	-	-	4,680	1.16%	5,140	1.59%	40,087	1.94%	49,907	1.83%
Total investment securities	$25,695	5.21%	$8,709	1.20%	$27,724	3.31%	$81,907	3.64%	$144,035	3.71%

							December 31, 2022
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	$-	-	$1,883	2.00%	$-	-	$1,883	2.00%
US treasuries	-	-	-	-	871	1.27%	-	-	871	1.27%
US government agencies	-	-	3,223	0.85%	7,394	1.55%	-	-	10,617	1.34%
State and political subdivisions	-	-	460	2.13%	5,382	1.80%	13,064	2.16%	18,906	2.05%
Asset-backed securities	-	-	-	-	554	4.77%	5,675	5.14%	6,229	5.10%
Mortgage-backed securities	-	-	4,594	1.13%	3,959	1.60%	46,288	1.90%	54,841	1.82%
Total investment securities	$-	-	$8,277	1.08%	$20,043	1.75%	$65,027	2.24%	$93,347	2.03%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at September 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

							September 30, 2023
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,850	$303	1	$1,850	$303
US treasuries	-	-	-	1	863	136	1	863	136
US government agencies	2	8,156	60	10	10,568	2,441	12	18,724	2,501
State and political subdivisions	2	734	33	30	17,576	4,365	32	18,310	4,398
Asset-backed	5	15,631	83	7	5,039	81	12	20,670	164
Mortgage-backed securities
FHLMC	2	2,726	189	19	16,014	4,450	21	18,740	4,639
FNMA	-	-	-	37	26,966	6,285	37	26,966	6,285
GNMA	-	-	-	6	4,201	910	6	4,201	910
Total investment securities	11	$27,247	$365	111	$83,077	$18,971	122	$110,324	$19,336

								December 31, 2022
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,883	$289	1	$1,883	$289
US treasuries	-	-	-	1	871	128	1	871	128
US government agencies	-	-	-	10	10,617	2,390	10	10,617	2,390
State and political subdivisions	10	5,101	763	22	13,805	3,241	32	18,906	4,004
Asset-backed	5	4,291	135	3	1,938	71	8	6,229	206
Mortgage-backed securities
FHLMC	4	3,712	155	17	16,629	3,590	21	20,341	3,745
FNMA	9	2,208	201	28	27,413	5,319	37	29,621	5,520
GNMA	1	103	7	6	4,776	687	7	4,879	694
Total investment securities	29	$15,415	$1,261	88	$77,932	$15,715	117	$93,347	$16,976

At September 30, 2023 the Company had 122 individual investments that were in an unrealized loss position. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on available for sale securities recognized as of September 30, 2023.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	September 30, 2023	December 31, 2022
Federal Home Loan Bank stock	$16,046	9,250
Other nonmarketable investments	3,151	1,180
Investment in Trust Preferred subsidiaries	403	403
Total other investments	$19,600	10,833

The Company has evaluated other investments for impairment and determined that the other investments are not impaired as of September 30, 2023 and that ultimate recoverability of the par value of the investments is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At September 30 2023, mortgage loans held for sale totaled $7.1 million compared to $3.9 million at December 31, 2022.

NOTE 4 – Loans and Allowance for Credit Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $7.1 million as of September 30, 2023 and $7.3 million as of December 31, 2022.

	September 30, 2023		December 31, 2022
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$637,038	17.9%	$612,901	18.7%
Non-owner occupied RE	937,749	26.4%	862,579	26.3%
Construction	119,629	3.4%	109,726	3.4%
Business	500,253	14.1%	468,112	14.3%
Total commercial loans	2,194,669	61.8%	2,053,318	62.7%
Consumer
Real estate	1,074,679	30.2%	931,278	28.4%
Home equity	180,856	5.1%	179,300	5.5%
Construction	54,210	1.5%	80,415	2.5%
Other	49,218	1.4%	29,052	0.9%
Total consumer loans	1,358,963	38.2%	1,220,045	37.3%
Total gross loans, net of deferred fees	3,553,632	100.0%	3,273,363	100.0%
Less—allowance for credit losses	(41,131)		(38,639)
Total loans, net	$3,512,501		$3,234,724

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

		September 30, 2023
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$13,679	177,138	404,693	41,528	637,038
Non-owner occupied RE	66,746	501,700	343,953	25,350	937,749
Construction	23,899	44,452	51,278	-	119,629
Business	106,126	198,150	191,559	4,418	500,253
Total commercial loans	210,450	921,440	991,483	71,296	2,194,669
Consumer
Real estate	8,646	50,898	304,890	710,245	1,074,679
Home equity	1,996	24,720	149,252	4,888	180,856
Construction	-	259	31,796	22,155	54,210
Other	12,945	33,082	2,376	815	49,218
Total consumer loans	23,587	108,959	488,314	738,103	1,358,963
Total gross loans, net of deferred fees	$234,037	1,030,399	1,479,797	809,399	3,553,632

			December 31, 2022
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$10,574	133,017	420,881	48,429	612,901
Non-owner occupied RE	44,570	419,976	371,208	26,825	862,579
Construction	5,509	36,537	61,009	6,671	109,726
Business	96,157	194,489	173,259	4,207	468,112
Total commercial loans	156,810	784,019	1,026,357	86,132	2,053,318
Consumer
Real estate	12,137	38,948	260,005	620,188	931,278
Home equity	1,336	20,933	151,696	5,335	179,300
Construction	665	182	23,788	55,780	80,415
Other	3,926	21,890	2,458	778	29,052
Total consumer loans	18,064	81,953	437,947	682,081	1,220,045
Total gross loans, net of deferred fees	$174,874	865,972	1,464,304	768,213	3,273,363

The following table summarizes the loans due after one year by category.

	September 30, 2023		December 31, 2022
	Interest Rate			Interest Rate
(dollars in thousands)	Fixed	Floating or Adjustable	Fixed	Floating or Adjustable
Commercial
Owner occupied RE	$614,563	8,796	598,513	3,814
Non-owner occupied RE	787,479	83,524	742,763	75,246
Construction	65,517	30,213	90,246	13,971
Business	300,464	93,663	298,866	73,089
Total commercial loans	1,768,023	216,196	1,730,388	166,120
Consumer
Real estate	1,066,033	-	919,130	11
Home equity	12,403	166,457	14,173	163,791
Construction	54,210	-	79,750	-
Other	11,916	24,357	19,113	6,013
Total consumer loans	1,144,562	190,814	1,032,166	169,815
Total gross loans, net of deferred fees	$2,912,585	407,010	2,762,554	335,935

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

A description of the general characteristics of the risk grades is as follows:

•	Pass— A pass loan ranges from minimal to average credit risk; however, still has acceptable credit risk.
•	Watch—A watch loan exhibits above average credit risk due to minor weaknesses and warrants closer scrutiny by management.

•	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.
•	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, which may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following table presents loan balances classified by credit quality indicators by year of origination as of September 30, 2023.

							September 30, 2023
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$38,310	178,722	143,057	67,509	62,216	112,528	-	167	602,509
Watch	-	3,482	464	16,074	3,551	6,821	-	-	30,392
Special Mention	-	186	-	-	-	3,074	-	-	3,260
Substandard	-	-	-	-	-	877	-	-	877
Total Owner occupied RE	38,310	182,390	143,521	83,583	65,767	123,300	-	167	637,038

Non-owner occupied RE
Pass	79,567	302,942	169,567	109,566	59,595	173,400	257	-	894,894
Watch	772	828	10,221	-	5,393	6,610	-	-	23,824
Special Mention	-	-	199	-	8,267	878	-	-	9,344
Substandard	-	-	-	-	8,073	1,614	-	-	9,687
Total Non-owner occupied RE	80,339	303,770	179,987	109,566	81,328	182,502	257	-	937,749

Construction
Pass	13,921	72,528	22,179	9,897	-	-	-	-	118,525
Watch	-	1,104	-	-	-	-	-	-	1,104
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Construction	13,921	73,632	22,179	9,897	-	-	-	-	119,629

Business
Pass	41,808	136,635	50,098	19,637	18,214	53,775	144,671	1,099	465,937
Watch	282	14,431	1,955	1,114	913	3,958	6,697	-	29,350
Special Mention	101	977	77	793	211	234	-	98	2,491
Substandard	-	490	164	-	153	1,199	447	22	2,475
Total Business	42,191	152,533	52,294	21,544	19,491	59,166	151,815	1,219	500,253
Total Commercial loans	174,761	712,325	397,981	224,590	166,586	364,968	152,072	1,386	2,194,669

Consumer
Real estate
Pass	126,174	273,593	283,538	178,459	66,468	108,094	-	-	1,036,326
Watch	490	5,684	7,877	3,941	2,058	4,098	-	-	24,148
Special Mention	-	2,319	1,663	1,301	2,407	2,799	-	-	10,489
Substandard	-	186	637	820	323	1,750	-	-	3,716
Total Real estate	126,664	281,782	293,715	184,521	71,256	116,741	-	-	1,074,679

Home equity
Pass	-	-	-	-	-	-	168,399	-	168,399
Watch	-	-	-	-	-	-	6,870	-	6,870
Special Mention	-	-	-	-	-	-	4,150	-	4,150
Substandard	-	-	-	-	-	-	1,437	-	1,437
Total Home equity	-	-	-	-	-	-	180,856	-	180,856

Construction
Pass	9,798	35,606	8,806	-	-	-	-	-	54,210
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Construction	9,798	35,606	8,806	-	-	-	-	-	54,210

Other
Pass	923	2,643	2,578	1,505	846	2,726	36,718	-	47,939
Watch	44	33	352	4	1	167	94	-	695
Special Mention	-	334	-	-	27	84	51	-	496
Substandard	-	-	80	-	1	-	7	-	88
Total Other	967	3,010	3,010	1,509	875	2,977	36,870	-	49,218

Total Consumer loans	137,429	320,398	305,531	186,030	72,131	119,718	217,726	-	1,358,963
Total loans	$312,190	1,032,723	703,512	410,620	238,717	484,686	369,798	1,386	3,553,632
Current period gross write-offs	-	(200)	-	(28)	-	(10)	(405)	-	(643)

The following table presents loan balances classified by credit quality indicators by year of origination as of December 31, 2022.

	December 31, 2022
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$169,083	122,654	85,867	66,299	36,718	93,915	-	-	574,536
Watch	14,648	479	9,339	3,658	-	6,792	-	-	34,916
Special Mention	200	-	-	-	-	2,960	-	-	3,160
Substandard	-	-	-	-	289	-	-	-	289
Total Owner occupied RE	183,931	123,133	95,206	69,957	37,007	103,667	-	-	612,901

Non-owner occupied RE
Pass	281,890	169,599	113,264	59,550	79,722	106,967	604	137	811,733
Watch	1,061	9,491	-	10,683	1,408	11,660	-	-	34,303
Special Mention	-	202	-	6,087	-	930	-	-	7,219
Substandard	-	134	-	7,992	327	871	-	-	9,324
Total Non-owner occupied RE	282,951	179,426	113,264	84,312	81,457	120,428	604	137	862,579

Construction
Pass	48,420	55,129	4,811	247	-	-	-	-	108,607
Watch	1,119	-	-	-	-	-	-	-	1,119
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Construction	49,539	55,129	4,811	247	-	-	-	-	109,726

Business
Pass	136,489	57,804	29,864	21,808	35,249	28,914	136,337	709	447,174
Watch	3,186	2,058	1,318	1,282	179	3,074	3,783	439	15,319
Special Mention	1,137	260	386	210	-	252	115	642	3,002
Substandard	498	-	188	233	315	911	472	-	2,617
Total Business	141,310	60,122	31,756	23,533	35,743	33,151	140,707	1,790	468,112
Total Commercial loans	657,731	417,810	245,037	178,049	154,207	257,246	141,311	1,927	2,053,318

Consumer
Real estate
Pass	243,589	269,565	189,075	72,499	39,042	76,172	-	-	889,942
Watch	6,196	8,256	3,847	2,278	494	3,671	-	-	24,742
Special Mention	3,114	1,938	2,644	2,258	955	2,639	-	-	13,548
Substandard	-	648	227	341	408	1,422	-	-	3,046
Total Real estate	252,899	280,407	195,793	77,376	40,899	83,904	-	-	931,278

Home equity
Pass	-	-	-	-	-	-	165,847	-	165,847
Watch	-	-	-	-	-	-	7,226	-	7,226
Special Mention	-	-	-	-	-	-	4,055	-	4,055
Substandard	-	-	-	-	-	-	2,172	-	2,172
Total Home equity	-	-	-	-	-	-	179,300	-	179,300

Construction
Pass	41,138	34,039	4,923	-	-	-	-	-	80,100
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	315	-	-	-	-	315
Substandard	-	-	-	-	-	-	-	-	-
Total Construction	41,138	34,039	4,923	315	-	-	-	-	80,415

Other
Pass	3,894	3,038	1,702	1,534	341	3,015	14,465	-	27,989
Watch	46	367	15	5	16	175	93	-	717
Special Mention	94	-	-	44	75	23	96	-	332
Substandard	-	-	-	5	-	-	9	-	14
Total Other	4,034	3,405	1,717	1,588	432	3,213	14,663	-	29,052
Total Consumer loans	298,071	317,851	202,433	79,279	41,331	87,117	193,963	-	1,220,045
Total loans	$955,802	735,661	447,470	257,328	195,538	344,363	335,274	1,927	3,273,363
Current period gross write-offs	-	(91)	-	(23)	-	(32)	(339)	-	(485)

The following tables present loan balances by age and payment status.

	September 30, 2023
(dollars in thousands)	Accruing 30 -59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$-	-	-	-	637,038	637,038
Non-owner occupied RE	440	-	-	1,615	935,694	937,749
Construction	-	-	-	-	119,629	119,629
Business	347	27	-	404	499,475	500,253
Consumer
Real estate	1,210	-	-	1,228	1,072,241	1,074,679
Home equity	226	182	-	1,068	179,380	180,856
Construction	-	-	-	-	54,210	54,210
Other	-	-	-	-	49,218	49,218
Total loans	$2,223	209	-	4,315	3,546,885	3,553,632
Total loans over 90 days past due	-	-	-	-	-	1,572

	December 31, 2022
(dollars in thousands)	Accruing 30- 59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$-	-	-	-	612,901	612,901
Non-owner occupied RE	119	757	-	247	861,456	862,579
Construction	-	-	-	-	109,726	109,726
Business	24	1	-	182	467,905	468,112
Consumer
Real estate	330	-	-	1,099	929,849	931,278
Home equity	50	-	-	1,099	178,151	179,300
Construction	-	-	-	-	80,415	80,415
Other	88	-	-	-	28,964	29,052
Total loans	$611	758	-	2,627	3,269,367	3,273,363
Total loans over 90 days past due	-	-	-	-	-	402

As of September 30, 2023 and December 31, 2022, loans 30 days or more past due represented 0.13% and 0.11% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.05% and 0.03% of the Company’s total loan portfolio as of September 30, 2023 and December 31, 2022, respectively. Consumer loans 30 days or more past due were 0.08% and 0.08% of total loans as of September 30, 2023 and December 31, 2022, respectively.

The table below summarizes nonaccrual loans by major categories for the periods presented.

	September 30, 2023				December 31, 2022
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	loans	loans	Total	loans	loans	Total
	with no	with an	nonaccrual	with no	with an	nonaccrual
(dollars in thousands)	allowance	allowance	loans	allowance	allowance	loans
Commercial
Owner occupied RE	-	-	-	-	-	-
Non-owner occupied RE	379	1,236	1,615	114	133	247
Construction	-	-	-	-	-	-
Business	170	234	404	-	182	182
Total commercial	549	1,470	2,019	114	315	429
Consumer
Real estate	227	1,001	1,228	-	1,099	1,099
Home equity	181	887	1,068	194	905	1,099
Construction	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total consumer	408	1,888	2,296	194	2,004	2,198
Total nonaccrual loans	957	3,358	4,315	308	2,319	2,627

We did not recognize interest income on nonaccrual loans for the three months ended September 30, 2023 and September 30, 2022. The accrued interest reversed during the three months ended September 30, 2023 and September 30, 2022 was not material.

We did not recognize interest income on nonaccrual loans for the nine months ended September 30, 2023 and September 30, 2022. Accrued interest of $35,000 was reversed during the nine months ended September 30, 2023 and $16,000 was reversed during the nine months ended September 30, 2022.

The table below summarizes information regarding nonperforming assets.

(dollars in thousands)	September 30, 2023	December 31, 2022
Nonaccrual loans	$4,315	2,627
Other real estate owned	-	-
Total nonperforming assets	$4,315	2,627
Nonperforming assets as a percentage of:
Total assets	0.11%	0.07%
Gross loans	0.12%	0.08%
Total loans over 90 days past due	$1,572	402
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	-	4,503

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

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification.

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty.

			Term Extension
(dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial Business	$ 329	0.07%	Added a 1-year term to both of the loans modified. One loan was granted an extended amortization due to the inability to pay on a 3-year amortization. The other loan was given an interest only period due to the ability to pay only interest to get the loan renewed.

Neither of the two loans modified had a payment default during the period. The Company closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Both loans are in current payment status since the loan modification occurred in the third quarter of 2023. There have been no commitments to lend additional funds to the borrowers experiencing financial difficulty as of September 30, 2023.

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

The following tables summarize the activity related to the allowance for credit losses for the three and nine months ended September 30, 2023 and September 30, 2022 under the CECL methodology.

				Three months ended September 30, 2023
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$5,896	11,584	1,331	8,152	10,395	2,521	684	542	41,105
Provision for credit losses	300	(247)	(34)	(148)	191	(20)	(102)	(40)	(100)
Loan charge-offs	-	(1)	-	(42)	-	-	-	-	(43)
Loan recoveries	-	154	-	13	-	2	-	-	169
Net loan recoveries (charge-offs)	-	153	-	(29)	-	2	-	-	126
Balance, end of period	$6,196	11,490	1,297	7,975	10,586	2,503	582	502	41,131
Net recoveries to average loans (annualized)									(0.01)%
Allowance for credit losses to gross loans									1.16%
Allowance for credit losses to nonperforming loans									953.25%

				Three months ended September 30, 2022
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$4,829	10,010	1,060	6,717	7,992	2,442	851	291	34,192
Provision for credit losses	476	(1,595)	(82)	875	782	3	41	25	525
Loan charge-offs	-	-	-	-	-	-	-	-	-
Loan recoveries	-	1,540	-	51	-	8	-	1	1,600
Net loan recoveries (charge-offs)	-	1,540	-	51	-	8	-	1	1,600
Balance, end of period	$5,305	9,955	978	7,643	8,774	2,453	892	317	36,317
Net recoveries to average loans (annualized)									(0.22)%
Allowance for credit losses to gross loans									1.20%
Allowance for credit losses to nonperforming loans									1,388.87%

				Nine months ended September 30, 2023
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$5,867	10,376	1,292	7,861	9,487	2,551	893	312	38,639
Provision for credit losses	329	1,138	5	120	1,099	278	(311)	192	2,850
Loan charge-offs	-	(209)	-	(43)	-	(389)	-	(2)	(643)
Loan recoveries	-	185	-	37	-	63	-	-	285
Net loan recoveries (charge-offs)	-	(24)	-	(6)	-	(326)	-	(2)	(358)
Balance, end of period	$6,196	11,490	1,297	7,975	10,586	2,503	582	502	41,131
Net charge-offs to average loans (annualized)									0.01%
Allowance for credit losses to gross loans									1.16%
Allowance for credit losses to nonperforming loans									953.25%

				Nine months ended September 30, 2022
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$4,700	10,518	625	4,887	7,083	1,697	578	320	30,408
Adjustment for CECL	(313)	333	154	1,057	(294)	438	130	(5)	1,500
Provision for credit losses	918	(2,436)	199	1,558	1,985	575	184	92	3,075
Loan charge-offs	-	-	-	(55)	-	(339)	-	(91)	(485)
Loan recoveries	-	1,540	-	196	-	82	-	1	1,819
Net loan recoveries (charge-offs)	-	1,540	-	141	-	(257)	-	(90)	1,334
Balance, end of period	$5,305	9,955	978	7,643	8,774	2,453	892	317	36,317
Net recoveries to average loans (annualized)									(0.06)%
Allowance for credit losses to gross loans									1.20%
Allowance for credit losses to nonperforming loans									1,388.87%

The $100,000 reversal of the provision for credit losses for the three months ended September 30, 2023 was driven by net recoveries of $126,000 for the quarter combined with lower expected loss rates. The $2.9 million provision for credit losses for the nine months ended September 30, 2023 was driven by $280.3 million in loan growth for the period. In addition to loan growth, the provision for credit losses was impacted by lower expected loss rates due to continued low charge-offs during the first nine months of 2023, while minor adjustments to an internal qualitative factor increased the qualitative component of the allowance and related provision expense.

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

The following tables present an analysis of collateral-dependent loans of the Company as of September 30, 2023 and December 31, 2022.

			September 30, 2023
	Real	Business
(dollars in thousands)	estate	assets	Other	Total
Commercial
Owner occupied RE	$-	-	-	-
Non-owner occupied RE	908	-	-	908
Construction	-	-	-	-
Business	244	-	-	244
Total commercial	1,152	-	-	1,152
Consumer
Real estate	386	-	-	386
Home equity	182	-	-	182
Construction	-	-	-	-
Other	-	-	-	-
Total consumer	568	-	-	568
Total	$1,720	-	-	1,720

			December 31, 2022
	Real	Business
(dollars in thousands)	estate	assets	Other	Total
Commercial
Owner occupied RE	$-	-	-	-
Non-owner occupied RE	114	-	-	114
Construction	-	-	-	-
Business	30	-	-	30
Total commercial	144	-	-	144
Consumer
Real estate	207	-	-	207
Home equity	194	-	-	194
Construction	-	-	-	-
Other	-	-	-	-
Total consumer	401	-	-	401
Total	$545	-	-	545

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

Allowance for Credit Losses - Unfunded Loan Commitments

The allowance for credit losses for unfunded loan commitments was $2.2 million and $2.8 million at September 30, 2023 and December 31, 2022, respectively, and is separately classified on the balance sheet within other liabilities. The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three and nine months ended September 30, 2023 and September 30, 2022.

	Three months ended	Three months ended
(dollars in thousands)	September 30, 2023	September 30, 2022
Balance, beginning of period	$2,565	2,330
Adjustment for adoption of CECL	-	-
Provision for (reversal of) credit losses	(400)	425
Balance, end of period	$2,165	2,755
Unfunded Loan Commitments	$780,581	840,912
Reserve for Unfunded Commitments to Unfunded Loan Commitments	0.28%	0.33%

	Nine months ended	Nine months ended
(dollars in thousands)	September 30, 2023	September 30, 2022
Balance, beginning of period	$2,780	-
Adjustment for adoption of CECL	-	2,000
Provision for (reversal of) credit losses	(615)	755
Balance, end of period	$2,165	2,755
Unfunded Loan Commitments	$780,581	840,912
Reserve for Unfunded Commitments to Unfunded Loan Commitments	0.28%	0.33%

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

The Company entered into a pay-fixed portfolio layer method fair value swap, designated as a hedging instrument, with a total notional amount of $200.0 million in the second quarter of 2023. The Company is designating the fair value swap under the portfolio layer method (“PLM”). Under this method, the hedged item is designated as a hedged layer of a closed portfolio of financial loans that is anticipated to remain outstanding for the designated hedged period. Adjustments are made to record the swap at fair value on the consolidated balance sheets, with changes in fair value recognized in interest income. The carrying value of the fair value swap on the consolidated balance sheets will also be adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk.

The following table represents the carrying value of the portfolio layer method hedged asset and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
(dollars in thousands)	Carrying Amount	Hedged Asset	Carrying Amount	Hedged Asset
Fixed Rate Asset[1]	$206,250	$6,250	$-	$-
[1]	These amounts included the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of the assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of September 30, 2023, the amortized cost basis of the closed portfolio used in this hedging relationship was $729.5 million, the cumulative basis adjustment associated with this hedging relationship was $6.3 million, and the amount of the designated hedged item was $200.0 million.

The following table summarizes the Company’s outstanding financial derivative instruments at September 30, 2023 and December 31, 2022.

			September 30, 2023
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives designated as hedging instruments:
Fair value swap	$200,000	Other assets	$6,250

Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	16,401	Other assets	160
MBS forward sales commitments	10,000	Other assets	38
Total derivative financial instruments	$226,401		$6,448

			December 31, 2022
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	$6,793	Other assets	$49
MBS forward sales commitments	5,750	Other assets	27
Total derivative financial instruments	$12,543		$76

Accrued interest receivable related to the interest rate swap as of September 30, 2023 totaled $280,000 and is excluded from the fair value presented in the table above.

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

The following table summarizes the effect of the fair value hedging relationship recognized in the consolidated statements of income for the three and nine months ended September 30, 2023 and September 30, 2022.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Gain (loss) on fair value hedging relationship:
Hedged asset	$3,500	-	6,250	-
Fair value derivative designated as hedging instrument	(3,501)	-	(6,285)	-
Total gain (loss) recognized in interest income on loans	$(1)	-	(35)	-

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

			September 30, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
Corporate bonds	$-	1,850	-	1,850
US treasuries	-	25,603	-	25,603
US government agencies	-	18,724	-	18,724
State and political subdivisions	-	18,310	-	18,310
Asset-backed securities	-	29,641	-	29,641
Mortgage-backed securities	-	49,907	-	49,907
Mortgage loans held for sale	-	7,117	-	7,117
Mortgage loan interest rate lock commitments	-	160	-	160
MBS forward sales commitments	-	38	-	38
Derivative asset	-	6,250	-	6,250
Total assets measured at fair value on a recurring basis	$-	157,600	-	157,600

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Corporate bonds	$-	1,883	-	1,883
US treasuries	-	871	-	871
US government agencies	-	10,617	-	10,617
State and political subdivisions	-	18,906	-	18,906
Asset-backed securities	-	6,229	-	6,229
Mortgage-backed securities	-	54,841	-	54,841
Mortgage loans held for sale	-	3,917	-	3,917
Mortgage loan interest rate lock commitments	-	49	-	49
MBS forward sales commitments	-	27	-	27
Total assets measured at fair value on a recurring basis	$-	97,340	-	97,340

The Company had no liabilities recorded at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2023 and December 31, 2022.

			As of September 30, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated loans	$-	957	3,624	4,581
Total assets measured at fair value on a nonrecurring basis	$-	957	3,624	4,581

			As of December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated loans	$-	429	4,071	4,500
Total assets measured at fair value on a nonrecurring basis	$-	429	4,071	4,500

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company’s financial instruments at September 30, 2023 and December 31, 2022 are as follows:

			September 30, 2023
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$19,600	19,600	-	-	19,600
Loans[1]	3,506,372	3,221,087	-	-	3,221,087
Financial Liabilities:
Deposits	3,347,771	2,957,882	-	2,957,882	-
Subordinated debentures	36,295	40,820	-	40,820	-

			December 31, 2022
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$10,833	10,833	-	-	10,833
Loans[1]	3,227,455	3,057,891	-	-	3,057,891
Financial Liabilities:
Deposits	3,133,864	2,717,900	-	2,717,900	-
Subordinated debentures	36,214	39,885	-	39,885	-
[1]	Carrying amount is net of the allowance for credit losses and individually evaluated loans.

NOTE 7 – Leases

The Company had operating right-of-use assets, included in property and equipment, of $22.6 million and $23.6 million as of September 30, 2023 and December 31, 2022, respectively.  The Company had lease liabilities, included in other liabilities, of $25.0 million and $25.8 million as of September 30, 2023 and December 31, 2022, respectively. We maintain operating leases on land and buildings for various office spaces. The lease agreements have maturity dates ranging from April 2025 to February 2032, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 6.16 years as of September 30, 2023. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term at implementation of the accounting standard and as of the lease commencement date for leases subsequently entered into. The weighted average discount rate for leases was 2.29% as of September 30, 2023.

The total operating lease costs were $597,000 and $582,000 for the three months ended September 30, 2023 and 2022, respectively, and $1.8 million and $2.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Operating lease payments due as of September 30, 2023 were as follows:

Operating
(dollars in thousands)	Leases
2023	$516
2024	2,099
2025	2,157
2026	2,210
2027	2,268
Thereafter	22,202
Total undiscounted lease payments	31,452
Discount effect of cash flows	6,468
Total lease liability	$24,984

NOTE 8 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and nine-month periods ended September 30, 2023 and 2022. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at September 30, 2023. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At September 30, 2023 and 2022, there were 351,746 and 162,060 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except share data)	2023	2022	2023	2022
Numerator:
Net income available to common shareholders	$4,098	8,413	9,259	23,623
Denominator:
Weighted-average common shares outstanding – basic	8,052,926	7,972,146	8,043,410	7,954,025
Common stock equivalents	19,482	92,941	34,420	117,963
Weighted-average common shares outstanding – diluted	8,072,408	8,065,087	8,077,830	8,071,988
Earnings per common share:
Basic	$0.51	1.06	1.15	2.97
Diluted	$0.51	1.04	1.15	2.93

Item 2. MANAGEMENT’S DISCUSSION AND Analysis of Financial Condition and Results of Operations.

The following discussion reviews our results of operations for the three and nine month periods ended September 30, 2023 as compared to the three and nine month periods ended September 30, 2022 and assesses our financial condition as of September 30, 2023 as compared to December 31, 2022. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2022 included in our

Annual Report on Form 10-K for that period. Results for the three and nine month periods ended September 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or any future period.

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

Cautionary Warning Regarding forward-looking statements

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operations, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “seek to,” “strive,” “focus,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to:

•	Restrictions or conditions imposed by our regulators on our operations;
•	Increases in competitive pressure in the banking and financial services industries;
•	Changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;
•	Changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic or industry conditions;
•	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
•	Credit losses due to loan concentration;
•	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	Our ability to successfully execute our business strategy;
•	Our ability to attract and retain key personnel;
•	The success and costs of our expansion into the Charlotte, North Carolina, Greensboro, North Carolina and Atlanta, Georgia markets and into potential new markets;
•	Risks with respect to future mergers or acquisitions, including our ability to successfully expand and integrate the businesses and operations that we acquire and realize the anticipated benefits of the mergers or acquisitions;
•	Changes in the interest rate environment which could reduce anticipated or actual margins;
•	Changes in political conditions or the legislative or regulatory environment, including new governmental initiatives affecting the financial services industry;
•	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;
•	Changes occurring in business conditions and inflation;
•	Increased cybersecurity risk, including potential business disruptions or financial losses;
•	Changes in technology;
•	The adequacy of the level of our allowance for credit losses and the amount of loan loss provisions required in future periods;

●	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses or write-down assets;
●	Changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	Any increase in FDIC assessments which will increase our cost of doing business;
●	Risks associated with complex and changing regulatory environments, including, among others, with respect to data privacy, artificial intelligence, information security, climate change or other environmental, social and governance matters, and labor matters, relating to our operations;
●	The rate of delinquencies and amounts of loans charged-off;
●	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
●	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;
●	Adverse changes in asset quality and resulting credit risk-related losses and expenses;
●	Changes in accounting standards, rules and interpretations and the related impact on our financial statements;
●	Risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed;
●	The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs; and
●	Other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, in Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q, and in our other filings with the SEC.

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

At September 30, 2023, we had total assets of $4.02 billion, an 8.9% increase from total assets of $3.69 billion at December 31, 2022. The largest component of our total assets is loans which were $3.55 billion and $3.27 billion at September 30, 2023 and December 31, 2022, respectively. Our liabilities and shareholders’ equity at September 30, 2023 totaled $3.72 billion and $303.9 million, respectively, compared to liabilities of $3.40 billion and shareholders’ equity of $294.5 million at December 31, 2022. The principal component of our liabilities is deposits which were $3.35 billion and $3.13 billion at September 30, 2023 and December 31, 2022, respectively.

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

Our net income to common shareholders was $4.1 million and $8.4 million for the three months ended September 30, 2023 and 2022, respectively. Diluted earnings per share (“EPS”) was $0.51 for the third quarter of 2023 as compared to $1.04 for the same period in 2022. The decrease in net income was primarily driven by a decrease in net interest income resulting from higher costs on our deposit accounts related to the Federal Reserve’s cumulative 525 basis point interest rate increase during the past 19 months.

Our net income to common shareholders was $9.3 million and $23.6 million for the nine months ended September 30, 2023 and 2022, respectively. Diluted EPS was $1.15 for the nine months ended September 30, 2023 as compared to $2.93 for the same period in 2022. The decrease in net income was primarily driven by the increase in interest expense on our deposit accounts.

results of operations

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $19.3 million for the third quarter of 2023, a 24.0% decrease over net interest income of $25.5 million for the third quarter of 2022, driven primarily by the increase in interest expense on our deposit accounts. In addition, our net interest margin, on a tax-equivalent basis (TE), was 1.97% for the third quarter of 2023 compared to 3.19% for the same period in 2022.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and nine month periods ended September 30, 2023 and 2022. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” tables demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended September 30,
	2023			2022
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$181,784	$2,435	5.31%	$122,071	$676	2.20%
Investment securities, taxable	148,239	1,429	3.82%	91,462	449	1.95%
Investment securities, nontaxable(2)	7,799	55	2.77%	10,160	74	2.89%
Loans(3)	3,554,478	43,542	4.86%	2,941,350	29,752	4.01%
Total interest-earning assets	3,892,300	47,461	4.84%	3,165,043	30,951	3.88%
Noninterest-earning assets	159,103			159,233
Total assets	$4,051,403			$3,324,726
Interest-bearing liabilities
NOW accounts	$297,028	620	0.83%	$361,500	178	0.20%
Savings & money market	1,748,638	16,908	3.84%	1,417,181	3,663	1.03%
Time deposits	648,949	7,602	4.65%	361,325	1,180	1.30%
Total interest-bearing deposits	2,694,615	25,130	3.70%	2,140,006	5,021	0.93%
FHLB advances and other borrowings	264,141	2,414	3.63%	1,357	10	2.92%
Subordinated debentures	36,278	558	6.10%	36,169	449	4.93%
Total interest-bearing liabilities	2,995,034	28,102	3.72%	2,177,532	5,480	1.00%
Noninterest-bearing liabilities	752,433			858,202
Shareholders’ equity	303,936			288,542
Total liabilities and shareholders’ equity	$4,051,403			$3,324,276
Net interest spread			1.12%			2.88%
Net interest income (tax equivalent) / margin		$19,359	1.97%		$25,471	3.19%
Less: tax-equivalent adjustment(2)		14			17
Net interest income		$19,345			$25,454
(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin (TE) decreased 122 basis points to 1.97% during the third quarter of 2023, compared to the third quarter of 2022, primarily due to higher costs on our interest-bearing liabilities. Our average interest-bearing liabilities grew by $817.5 million during the third quarter of 2023 from the prior year, while the rate on these liabilities increased 272 basis points to 3.72%. In contrast, our average interest-earning assets grew by $727.3 million during the third quarter of 2023 from the prior year, while the average yield on these assets increased by only 96 basis points to 4.84% during the same period.

The increase in our average interest-bearing liabilities during the third quarter of 2023 resulted primarily from a $554.6 million increase in our interest-bearing deposits from the prior year, while the 272 basis point increase in rate on our interest-bearing liabilities was driven by a 277 basis point increase in deposit rates.

The increase in average interest-earning assets for the third quarter of 2023 related primarily to an increase of $613.1 million in our average loan balances from the prior year. The 96 basis point increase in yield on our interest-earning assets was driven by an 85 basis point increase in loan yield as our loan portfolio has repriced at rates higher than historical rates for the majority of the past 12 months.

Our net interest spread was 1.12% for the third quarter of 2023 compared to 2.88% for the same period in 2022. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 272 basis point increase in the rate on our interest-bearing liabilities was partially offset by a 96 basis point increase in yield on our interest-earning assets, resulting in a 176 basis point decrease in our net interest spread for the 2023 period. We anticipate continued pressure on our net interest spread and net interest margin in future periods as a significant portion of our loan portfolio is at fixed rates which do not move with the Federal Reserve’s interest rate increases, while our deposit accounts reprice much more quickly. To partially address this continued pressure, we entered into a pay-fixed portfolio layer method fair value swap, designated as a hedging instrument, with a total notional amount of $200.0 million in the second quarter of 2023. The financial implication of this swap is described in further detail in “NOTE 5 – Derivative Financial Instruments” above.

Average Balances, Income and Expenses, Yields and Rates

	For the Nine Months Ended September 30,
	2023			2022
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$113,269	$4,295	5.07%	$97,479	$915	1.25%
Investment securities, taxable	111,551	2,663	3.19%	100,947	1,278	1.69%
Investment securities, nontaxable(2)	7,978	162	2.72%	10,811	195	2.41%
Loans(3)	3,467,550	121,380	4.68%	2,771,546	80,294	3.87%
Total interest-earning assets	3,700,348	128,500	4.64%	2,980,783	82,682	3.71%
Noninterest-earning assets	158,746			155,511
Total assets	$3,859,094			$3,136,294
Interest-bearing liabilities
NOW accounts	$299,123	1,598	0.71%	$385,543	437	0.15%
Savings & money market	1,712,827	44,197	3.45%	1,309,502	5,481	0.56%
Time deposits	588,876	18,450	4.19%	266,791	1,855	0.93%
Total interest-bearing deposits	2,600,826	64,245	3.30%	1,961,836	7,773	0.53%
FHLB advances and other borrowings	140,336	3,996	3.81%	23,665	129	0.73%
Subordinated debentures	36,251	1,627	6.00%	36,143	1,233	4.56%
Total interest-bearing liabilities	2,777,413	69,868	3.36%	2,021,644	9,135	0.60%
Noninterest-bearing liabilities	780,408			831,684
Shareholders’ equity	301,273			282,966
Total liabilities and shareholders’ equity	$3,859,094			$3,136,294
Net interest spread			1.28%			3.11%
Net interest income (tax equivalent) / margin		$58,632	2.12%		$73,547	3.30%
Less: tax-equivalent adjustment(2)		37			45
Net interest income		$58,595			$73,502
(1)	Annualized for the nine month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

During the first nine months of 2023, our net interest margin (TE) decreased by 118 basis points to 2.12%, compared to 3.30% for the first nine months of 2022, driven by the increase in yield on our interest-bearing liabilities. Our average interest-bearing liabilities grew by $755.8 million from the prior year, with the average yield increasing by 276 basis points to 3.36%. In contrast, our average interest-earning assets grew by $719.6 million, while the rate on these assets increased by only 93 basis points to 4.64%.

The increase in average interest-bearing liabilities for the first nine months of 2023 was driven by an increase in interest-bearing deposits of $639.0 million and a $116.7 million increase in FHLB advances and other borrowings, while the increase in cost was driven by a 277 basis point increase on our interest-bearing deposits and a 308 basis point increase on FHLB advances and other borrowings.

The increase in average interest-earning assets for the first nine months of 2023 related primarily to a $696.0 million increase in our average loan balances. The increase in yield on our interest-earning assets was driven by an 81 basis point increase in our loan yield.

Our net interest spread was 1.28% for the first nine months of 2023 compared to 3.11% for the same period in 2022. The 183 basis point decrease in our net interest spread was driven by the 276 basis point increase in yield on our interest-bearing liabilities.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	September 30, 2023 vs. 2022				September 30, 2022 vs. 2021
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$6,233	6,248	1,309	13,790	$5,674	815	200	6,689
Investment securities	271	451	242	964	(9)	164	(4)	151
Federal funds sold and interest-bearing deposits with banks	331	959	469	1,759	(11)	740	(121)	608
Total interest income	6,835	7,658	2,020	16,513	5,654	1,719	75	7,448
Interest expense
Deposits	762	16,798	2,549	20,109	217	3,142	728	4,087
FHLB advances and other borrowings	1,938	2	466	2,406	-	-	10	10
Subordinated debentures	1	106	-	107	1	68	-	69
Total interest expense	2,701	16,906	3,015	22,622	218	3,210	738	4,166
Net interest income	$4,134	(9,248)	(995)	(6,109)	$5,436	(1,491)	(663)	3,282

Net interest income, the largest component of our income, was $19.3 million for the third quarter of 2023 and $25.5 million for the third quarter of 2022, a $6.1 million, or 24.0%, decrease year over year. The decrease during 2023 was driven by a $22.6 million increase in interest expense primarily due to higher rates on our interest-bearing deposits. Partially offsetting the increase in interest expense was a $16.5 million increase in interest income primarily due to an increase in volume of loans and the rates on loans.

	Nine Months Ended
	September 30, 2023 vs. 2022				September 30, 2022 vs. 2021
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$20,388	16,507	4,191	41,086	$16,300	(3,180)	(764)	12,356
Investment securities	99	1,179	82	1,360	146	307	49	502
Federal funds sold and interest-bearing deposits with banks	148	2,781	451	3,380	(11)	813	(54)	748
Total interest income	20,635	20,467	4,724	45,826	16,435	(2,060)	(769)	13,606
Interest expense
Deposits	1,656	45,190	9,626	56,472	719	3,265	780	4,764
FHLB advances and other borrowings	636	545	2,686	3,867	63	3	59	125
Subordinated debentures	4	389	1	394	4	86	-	90
Total interest expense	2,296	46,124	12,313	60,733	786	3,354	839	4,979
Net interest income	$18,339	(25,657)	(7,589)	(14,907)	$15,649	(5,414)	(1,608)	8,627

Net interest income for the first nine months of 2023 was $58.6 million compared to $73.5 million for 2022, a $14.9 million, or 20.3%, decrease. The decrease in net interest income during 2023 was driven by a $60.7 million increase in interest expense, related primarily to higher rates on our interest-bearing deposits, partially offset by a $45.8 million increase in interest income related to an increase in volume of loans and the rates on loans.

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

We recorded a reversal of $500,000 to the provision for credit losses in the third quarter of 2023, compared to a $950,000 provision for credit losses in the third quarter of 2022. We recorded a provision expense of $2.2 million and $3.8 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The provision reversal during the third quarter of 2023 includes a $100,000 reversal of the provision for credit losses and a $400,000 reversal of the reserve for unfunded commitments. The reversal of the provision for credit losses was driven by lower expected loss rates, while the reversal of the reserve for unfunded commitments was driven by a decrease in the balance of unfunded commitments at September 30, 2023, compared to the previous quarter and year. The $2.2 million provision expense for the first nine months of 2023 included a $2.9 million provision for credit losses and a $615,000 reversal for unfunded commitments.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Mortgage banking income	$1,208	1,230	3,167	3,907
Service fees on deposit accounts	356	318	1,011	949
ATM and debit card income	588	542	1,680	1,604
Income from bank owned life insurance	349	315	1,018	945
Loss on disposal of fixed assets	-	-	-	(394)
Gain on sale of securities	-	-	-	12
Other income	249	275	653	850
Total noninterest income	$2,750	2,680	7,529	7,873

Noninterest income was $2.7 million for the third quarter of 2023 and 2022. Mortgage banking income continues to be the largest component of our noninterest income at $1.2 million for both the third quarter of 2023 and 2022.

Noninterest income decreased $344,000, or 4.4%, during the first nine months of 2023 as compared to 2022. The decrease in total noninterest income resulted primarily from the following:

●	Mortgage banking income decreased $740,000, or 18.9%, from the first nine months of 2022 driven by lower mortgage volume and less income recorded on the related derivative.
●	Other income decreased $197,000, or 23.2%, primarily due to a decrease in loan and appraisal fee income.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Compensation and benefits	$10,231	9,843	30,874	29,214
Occupancy	2,562	2,442	7,537	6,439
Outside service and data processing costs	1,744	1,529	5,078	4,591
Insurance	1,243	507	2,829	1,134
Professional fees	504	555	1,914	1,848
Marketing	293	338	994	934
Other	725	832	2,573	2,360
Total noninterest expense	$17,302	16,046	51,799	46,520

Noninterest expense was $17.3 million for the third quarter of 2023, a $1.3 million, or 7.8%, increase from noninterest expense of $16.0 million for the third quarter of 2022. The increase in noninterest expense was driven primarily by the following:

●	Compensation and benefits expense increased $388,000, or 3.9%, relating primarily to annual salary increases and hiring of new team members as well as higher benefit related expenses.
●	Outside service and data processing costs increased $215,000, or 14.1%, relating primarily to an increase in software licensing and maintenance costs.
●	Insurance costs increased $736,000, or 145.2%, as a result of higher FDIC insurance premiums.

Noninterest expense was $51.8 million for the first nine months of 2023, a $5.3 million, or 11.3%, increase from noninterest expense of $46.5 million for the first nine months of 2022. The increase in noninterest expense was driven primarily by increases in compensation and benefits and insurance expense as discussed above. Occupancy costs also increased over the prior year primarily related to increased depreciation, maintenance and property tax expense on our new headquarters building.

Our efficiency ratio was 78.3% for the third quarter of 2023, compared to 57.0% for the third quarter of 2022. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The higher ratio during the third quarter of 2023, compared to the third quarter of 2022, relates primarily to the decrease in net interest income combined with higher noninterest expenses.

We incurred income tax expense of $1.2 million and $2.7 million for the three months ended September 30, 2023 and 2022, respectively, and $2.8 million and $7.4 million for the nine months ended September 30, 2023 and 2022, respectively. Our effective tax rate was 23.4% and 23.9% for the nine months ended September 30, 2023 and 2022, respectively.

Balance Sheet Review

Investment Securities

At September 30, 2023, the $163.6 million in our investment securities portfolio represented approximately 4.1% of our total assets. Our available for sale investment portfolio included corporate bonds, US treasuries, US government agency securities, state and political subdivisions, asset-backed securities and mortgage-backed securities with a fair value of $144.0 million and an amortized cost of $163.3 million, resulting in an unrealized loss of $19.3 million. At December 31, 2022, the $104.2 million in our investment securities portfolio represented approximately 2.8% of our total assets, including investment securities with a fair value of $93.3 million and an amortized cost of $110.3 million for an unrealized loss of $17.0 million. In addition, other investments, which includes FHLB Stock, increased $8.8 million from December 31, 2022 to $19.6 million at September 30, 2023.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans, excluding mortgage loans held for sale, for the nine months ended September 30, 2023 and 2022 were $3.46 billion and $2.76 billion, respectively. Before the allowance for credit losses, total loans outstanding at September 30, 2023 and December 31, 2022 were $3.55 billion and $3.27 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of September 30, 2023, our loan portfolio included $3.0 billion, or 84.5%, of real estate loans, compared to $2.78 billion, or 84.8%, at December 31, 2022. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. Home equity lines of credit totaled $180.9 million as of September 30, 2023, of which approximately 45% were in a first lien position, while the remaining balance was second liens. At December 31, 2022, our home equity lines of credit totaled $179.3 million, of which approximately 48% were in first lien positions, while the remaining balance was in second liens. The average home equity loan had a balance of approximately $84,000 and a loan to value of 73% as of both September 30, 2023 and December 31, 2022. Further, 0.8% and 0.6% of our total home equity lines of credit were over 30 days past due as of September 30, 2023 and December 31, 2022, respectively.

Following is a summary of our loan composition at September 30, 2023 and December 31, 2022. During the first nine months of 2023, our loan portfolio increased by $280.3 million, or 8.6%, with a 6.9% increase in commercial loans while consumer loans increased by 11.4% during the period. The majority of the increase was in loans secured by real estate. Our level of non-owner occupied commercial real estate and multi-family loans represents 266.3% of the Bank’s total risk-based capital at September 30, 2023. Our consumer real estate portfolio grew by $143.4 million and includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $475,000, a term of 25 years, and an average rate of 4.05% as of September 30, 2023, compared to a principal balance of $468,000, a term of 22 years, and an average rate of 3.71% as of December 31, 2022.

	September 30, 2023		December 31, 2022
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$637,038	17.9%	$612,901	18.7%
Non-owner occupied RE	937,749	26.4%	862,579	26.3%
Construction	119,629	3.4%	109,726	3.4%
Business	500,253	14.1%	468,112	14.3%
Total commercial loans	2,194,669	61.8%	2,053,318	62.7%
Consumer
Real estate	1,074,679	30.2%	931,278	28.4%
Home equity	180,856	5.1%	179,300	5.5%
Construction	54,210	1.5%	80,415	2.5%
Other	49,218	1.4%	29,052	0.9%
Total consumer loans	1,358,963	38.2%	1,220,045	37.3%
Total gross loans, net of deferred fees	3,553,632	100.0%	3,273,363	100.0%
Less—allowance for credit losses	(41,131)		(38,639)
Total loans, net	$3,512,501		$3,234,724

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of September 30, 2023 and December 31, 2022, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets.

(dollars in thousands)	September 30, 2023	December 31, 2022
Commercial	$2,019	429
Consumer	2,296	2,198
Total nonaccrual loans	4,315	2,627
Other real estate owned	-	-
Total nonperforming assets	$4,315	2,627

At September 30, 2023, nonperforming assets were $4.3 million, or 0.11% of total assets and 0.12% of gross loans. Comparatively, nonperforming assets were $2.6 million, or 0.07% of total assets and 0.08% of gross loans at December 31, 2022. Nonaccrual loans increased $1.7 million during the first nine months of 2023 due primarily to four commercial relationships and two consumer loans that were added to nonaccrual status.

The amount of foregone interest income on nonaccrual loans in the first nine months of 2023 and 2022 was not material. At September 30, 2023 and December 31, 2022, the allowance for credit losses represented 953.25% and 1,470.74% of the total amount of nonperforming loans, respectively. A significant portion of the nonperforming loans at September 30, 2023 were secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.

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

In addition, at September 30, 2023, 84.5% of our loans were collateralized by real estate and 82.1% of our individually evaluated loans were secured by real estate. We utilize third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Individually evaluated loans are reviewed on a quarterly basis to determine the level of impairment. As of September 30, 2023, we did not have any individually evaluated real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for individually evaluated loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At September 30, 2023, individually evaluated loans totaled $6.1 million with a reserve of approximately $1.5 million allocated in the allowance for credit losses. During the first nine months of 2023, the average recorded investment in individually evaluated loans was approximately $5.5 million. Comparatively, individually evaluated loans totaled $7.1 million at December 31, 2022 for which $6.8 million of these loans had a reserve of approximately $1.3 million allocated in the allowance for credit losses. During 2022, the average recorded investment in individually evaluated loans was approximately $7.6 million.

Allowance for Credit Losses

The allowance for credit losses was $41.1 million, representing 1.16% of outstanding loans and providing coverage of 953.25%, of nonperforming loans at September 30, 2023 compared to $38.6 million, or 1.18% of outstanding loans and 1,470.84% of nonperforming loans at December 31, 2022. At September 30, 2022, the allowance for credit losses was $36.3 million, or 1.20% of outstanding loans and 1,388.87% of nonperforming loans.

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

Our retail deposits represented $3.01 billion, or 89.8% of total deposits, while our wholesale deposits represented $342.4 million, or 10.2%, of total deposits at September 30, 2023. At December 31, 2022, retail deposits represented $2.90 billion, or 92.5%, of our total deposits and wholesale deposits were $236.2 million, representing 7.5% of our total deposits. Our loan-to-deposit ratio was 106% at September 30, 2023 and 104% at December 31, 2022.

The following is a detail of our deposit accounts:

	September 30,	December 31,
(dollars in thousands)	2023	2022
Non-interest bearing	$675,409	804,115
Interest bearing:
NOW accounts	306,667	318,030
Money market accounts	1,685,736	1,506,418
Savings	34,737	40,673
Time, less than $250,000	125,506	89,876
Time and out-of-market deposits, $250,000 and over	519,716	374,752
Total deposits	$3,347,771	3,133,864

During the past 12 months, we continued our focus on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $2.87 billion and $2.76 billion at September 30, 2023, and December 31, 2022, respectively. In addition, at September 30, 2023 and December 31, 2022, we estimate that we have approximately $1.4 billion and $1.5 billion, or 40.4% and 47.8% of total deposits, respectively, in uninsured deposits, including related interest accrued and unpaid. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, the amounts above are estimates and are based on the same methodologies and assumptions used by the FDIC for the Bank’s regulatory reporting requirements.

The following table shows the average balance amounts and the average rates paid on deposits.

	Nine months ended September 30,
	2023		2022
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$726,660	0.00%	$781,303	0.00%
Interest-bearing demand deposits	299,123	0.71%	385,543	0.15%
Money market accounts	1,675,181	3.53%	1,268,039	0.58%
Savings accounts	37,646	0.10%	41,463	0.05%
Time deposits less than $250,000	96,506	3.75%	24,519	0.45%
Time deposits greater than $250,000	492,371	4.27%	242,272	0.98%
Total deposits	$3,327,487	2.58%	$2,743,139	0.38%

During the first nine months of 2023, our average transaction account balances increased by $262.3 million, or 10.6%, from the prior year, while our average time deposit balances increased by $322,000, or 120.7%. We have experienced record growth in new account openings throughout our footprint during the first nine months of 2023. In addition, we have added $167.3 million in wholesale time deposits.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits $250,000 or more at September 30, 2023 was as follows:

(dollars in thousands)	September 30, 2023
Three months or less	$148,458
Over three through six months	180,510
Over six through twelve months	110,657
Over twelve months	80,091
Total	$519,716

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at September 30, 2023 and December 31, 2022 were $519.7 million and $374.8 million, respectively. We have a relationship with IntraFi Promontory Network, allowing us to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000. This gives us the ability, as and when needed, to attract and retain large deposits from insurance conscious customers. With IntraFi, we have the option to keep deposits on balance sheet or sell them to other members of the network.

At September 30, 2023, the Company had $275.0 million of convertible fixed rate FHLB advances with a weighted average rate of 3.58%, while at December 31, 2022, the Company had a $175.0 million FHLB advance at a variable rate of 4.57%.

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

At September 30, 2023 and December 31, 2022, our cash and cash equivalents totaled $152.4 million and $170.9 million, respectively, or 3.8% and 4.6% of total assets, respectively. Our investment securities at September 30, 2023 and December 31, 2022 amounted to $163.6 million and $104.2 million, respectively, or 4.1% and 2.8% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain five federal funds purchased lines of credit with correspondent banks totaling $118.5 million for which there were no borrowings against the lines of credit at September 30, 2023.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at September 30, 2023 was $528.4 million, based primarily on the Bank’s qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at September 30, 2023 and December 31, 2022 we had $397.7 million and $341.5 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits. Further, in July 2023, we enrolled in the Federal Reserve’s Bank Term Funding Program which offer loans of up to one year in length if we pledge collateral eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities. At September 30, 2023, we had $13.0 million of marketable investment securities pledged in the Federal Reserve’s Bank Term Funding Program. At September 30, 2023, we had $219.9 million pledged and available with the Federal Reserve Discount Window.

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

We also have a line of credit with another financial institution for $15.0 million, which was unused at September 30, 2023. The line of credit was renewed on December 21, 2021 at an interest rate of One Month CME Term SOFR plus 3.5% and a maturity date of December 20, 2023. As of September 30, 2023, we were in violation of one particular loan covenant and have subsequently received a waiver from the lender regarding this violation.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $303.9 million at September 30, 2023 and $294.5 million at December 31, 2022. The $9.4 million increase from December 31, 2022 is primarily related to net income of $9.3 million during the first nine months of 2023, stock option exercises and equity compensation expenses of $1.5 million, partially offset by a $1.8 million increase in the unrealized loss on securities available for sale.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the nine months ended September 30, 2023 and the year ended December 31, 2022. Since our inception, we have not paid cash dividends.

	September 30, 2023	December 31, 2022
Return on average assets	0.32%	0.90%
Return on average equity	4.11%	10.20%
Return on average common equity	4.11%	10.20%
Average equity to average assets ratio	7.81%	8.85%
Tangible common equity to assets ratio	7.56%	7.98%

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

To be considered “well capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of September 30, 2023, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

	September 30, 2023
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$385,063	12.27%	$251,151	8.00%	$313,939	10.00%
Tier 1 Capital (to risk weighted assets)	345,798	11.01%	188,363	6.00%	251,151	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	345,798	11.01%	141,272	4.50%	204,060	6.50%
Tier 1 Capital (to average assets)	345,798	8.50%	162,633	4.00%	203,291	5.00%

	December 31, 2022
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$366,988	12.45%	$235,892	8.00%	$294,865	10.00%
Tier 1 Capital (to risk weighted assets)	330,108	11.20%	176,919	6.00%	235,892	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	330,108	11.20%	132,689	4.50%	191,662	6.50%
Tier 1 Capital (to average assets)	330,108	9.43%	140,040	4.00%	175,050	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

	September 30, 2023
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$394,419	12.56%	$251,162	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	332,154	10.58%	188,372	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	319,154	10.17%	141,279	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	332,154	8.17%	162,654	4.00%	N/A	N/A

	December 31, 2022
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$380,802	12.91%	$235,892	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	320,922	10.88%	176,919	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	307,922	10.44%	132,689	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	320,922	9.17%	140,057	4.00%	N/A	N/A
(1)	The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2023 unfunded commitments to extend credit were $780.6 million, of which $178.2 million were at fixed rates and $602.4 million were at variable rates. At December 31, 2022, unfunded commitments to extend credit were $878.3 million, of which approximately $318.9 million were at fixed rates and $559.4 million were at variable rates. A significant portion of the unfunded commitments related to commercial business loans and consumer home equity lines of credit. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. As of September 30, 2023, the reserve for unfunded commitments was $2.2 million or 0.28% of total unfunded commitments. As of December 31, 2022, the reserve for unfunded commitments was $2.8 million or 0.32% of total unfunded commitments.

At September 30, 2023 and December 31, 2022, there were commitments under letters of credit for $15.0 million and $14.3 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of September 30, 2023, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	(19.19)%
Up 200 basis points	(12.76)%
Up 100 basis points	(6.43)%
Base	-
Down 100 basis points	8.33%
Down 200 basis points	15.59%
Down 300 basis points	21.89%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in the Company’s (i) Annual Report on Form 10-K for fiscal year ended December 31, 2022 and (ii) Quarterly Reports on Form 10-Q for fiscal quarters ended March 31, 2023 and June 30, 2023.

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

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: October 31, 2023	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2023	/s/D. Andrew Borrmann
D. Andrew Borrmann
Chief Financial Officer (Principal Financial and Accounting Officer)