Form 10-K
period 2023-12-31
SOUTHERN FIRST BANCSHARES INC
filed 2024-03-05
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act of 1934
For The Fiscal Year December 31, 2023.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2023 (based on the average bid and ask price of the Common Stock as quoted on the NASDAQ Global Market on June 30, 2023), was $186,359,362.

8,156,109 shares of the registrant’s common stock were outstanding as of March 1, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Southern First Bancshares, Inc.
Index to Form 10-K

CAUTIONARY NOTE REGARDING
FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operation, plans, business strategy, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “seek to,” “strive,” “focus,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A. Risk Factors and the following:

●	Restrictions or conditions imposed by our regulators on our operations;

●	Increases in competitive pressure in the banking and financial services industries;

●	Changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;

●	Changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic or industry conditions;

●	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;

●	Credit losses due to loan concentration;

●	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

●	Our ability to successfully execute our business strategy;

●	Our ability to attract and retain key personnel;

●	The success and costs of our expansion into the Charlotte, North Carolina, Greensboro, North Carolina and Atlanta, Georgia markets and into potential new markets;

●	Risks with respect to future mergers or acquisitions, including our ability to successfully expand and integrate the businesses and operations that we acquire and realize the anticipated benefits of the mergers or acquisitions;

●	Changes in the interest rate environment which could reduce anticipated or actual margins;

●	Changes in political conditions or the legislative or regulatory environment, including new governmental initiatives affecting the financial services industry;

●	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;

●	Changes occurring in business conditions and inflation;

●	Increased cybersecurity risk, including potential business disruptions or financial losses;

●	Changes in technology;

●	The adequacy of the level of our allowance for credit losses and the amount of loan loss provisions required in future periods;

●	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses or write-down assets;

●	Changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;

●	Any increase in FDIC assessments which will increase our cost of doing business;
3

●	Risks associated with complex and changing regulatory environments, including, among others, with respect to data privacy, artificial intelligence, information security, climate change or other environmental, social and governance matters, and labor matters, relating to our operations;

●	The rate of delinquencies and amounts of loans charged-off;

●	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

●	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;

●	Adverse changes in asset quality and resulting credit risk-related losses and expenses;

●	Changes in accounting standards, rules and interpretations and the related impact on our financial statements;

●	Risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;

●	Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed;

●	The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, such as the war in Ukraine, the Middle East conflict, and the conflict between China and Taiwan, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs; and

●	Other risks and uncertainties detailed in this Annual Report on Form 10-K and, from time to time, in our other filings with the Securities and Exchange Commission (“SEC”).

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

PART I

Item 1. Business

General

Southern First Bancshares, Inc. (the “Company”) was incorporated in March 1999 under the laws of South Carolina and is a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”). Our primary business is to serve as the holding company for Southern First Bank (the “Bank”), a South Carolina state bank. The Bank is a commercial bank with eight retail offices located in the Greenville, Columbia, and Charleston markets of South Carolina, three retail offices in the Raleigh, Greensboro, and Charlotte markets of North Carolina and one retail office in Atlanta, Georgia. In addition, we opened our Dream Mortgage Center, a loan production office, located in Columbia, South Carolina during 2023.

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

Our ClientFIRST model focuses on achieving cost efficiencies by diligently managing the growth of our number of employees and banking offices. We believe that the identification of talented bankers will drive our growth strategy, as opposed to a more general desire to enter a specific geography or market. This strategy translates into a smaller number of brick and mortar offices relative to our size and compared to peer banks, but larger overall deposit balances in our offices as compared to peers. As a result, our offices average approximately $250.0 million in total deposits. We believe this style of banking allows us to deliver exceptional client service, while achieving lower efficiency ratios relative to certain of our local competitors, as evidenced by our 78.7% efficiency ratio for the year ended December 31, 2023.

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

Market(1)	Total Offices	Our Market Deposits at June 30, 2023	Total Market Deposits(2)
		(Dollars in thousands)
Greenville	4	$ 1,805,698	$25,986,729
Charleston	3	584,246	20,966,984
Columbia	1	346,513	26,491,208
Atlanta	1	410,350	237,133,603
Raleigh	1	151,885	81,588,132
Greensboro	1	102,946	17,522,165
Charlotte	1	49,807	382,301,783
(1)	Represents the metropolitan statistical area (“MSA”) for each market.
(2)	The total market deposits data displayed are as of June 30, 2023 as reported by the FDIC.

Greenville. The city of Greenville is located in Greenville County, South Carolina approximately midway between Atlanta and Charlotte on the heavily traveled I-85 business corridor. The Greenville-Anderson MSA is the most populous market in South Carolina with an estimated population of 958,958 as reported for2022. The median household income for the Greenville-Anderson-Mauldin MSA was $65,681 for 2022. A large and diverse metropolitan area, the Greenville-Anderson MSA is one of the southeast region’s premier areas for business, serving as headquarters for Michelin and Current Lighting (formerly Hubbell Lighting) as well as hosting significant operations for BMW and Lockheed Martin.

Charleston. The city of Charleston is located in Charleston County, South Carolina. The Charleston-North Charleston MSA is the third most populous market in the state with an estimated population of 830,529 for 2022. Charleston is home to the deepest port in the Southeast and boasts top companies in the aerospace, biomedical and technology fields such as Boeing, the Medical University of South Carolina (MUSC) and Blackbaud. The median household income for the Charleston-North Charleston MSA was approximately $78,927 for 2022. One of our retail offices in the Charleston market is located in the city of Mount Pleasant, which is located just north of Charleston in Charleston County and ranks as the fourth largest city in South Carolina.

Columbia. The city of Columbia is located in Richland County, South Carolina and its surrounding suburban areas expand into adjoining Lexington County. Columbia is the state capital, the largest city in the state and the home of the University of South Carolina and Fort Jackson, the Army’s largest Initial Entry Training Center. The Columbia MSA is the second most populous market in the state with an estimated population of 847,804 for 2022. The median household income for the Columbia MSA was $63,933 for 2022.

Raleigh. The city of Raleigh is the second largest city in the state of North Carolina and is located in Wake County, North Carolina. The Raleigh-Cary MSA is one of the most populous markets in the state with an estimated population of 1.48 million for 2022. Raleigh is the state capital and is home to North Carolina State University and is part of the Research Triangle area, together with Durham, North Carolina (home of Duke University) and Chapel Hill, North Carolina (home of the University of North Carolina at Chapel Hill). The median household income for the Raleigh-Cary MSA was approximately $92,739 for 2022.

Greensboro. The city of Greensboro is the third largest city in North Carolina and is located in Guilford County, North Carolina. The Greensboro-High Point MSA is one of the most populous markets in the state of North Carolina with an estimated population of 784,101 for 2022. Greensboro has traditionally been a fixture in the textiles, tobacco and furniture industries while also moving towards an increased presence of high-tech, aviation and transportation/logistics sectors. Greensboro, along with Winston-Salem and High Point, is commonly referred to as the Triad region of North Carolina and is home to companies such as Honda Aircraft, Lincoln Financial Group and Volvo Trucks of North America. The median household income for the Greensboro-High Point MSA was approximately $60,271 for 2022.

Charlotte. The city of Charlotte is the largest city in the state and is located in Mecklenburg County, North Carolina. The Charlotte-Concord-Gastonia MSA is the most populous market in the state of North Carolina with an estimated population of 2.75 million for 2022. Charlotte is the second largest banking city in the United States after New York and is home to the corporate headquarters of Bank of America, Truist Financial, and the east coast headquarters of Wells Fargo. Charlotte is also home to many Fortune 500 companies including Duke Energy, Honeywell and Lowe’s. The median household income for the Charlotte-Concord-Gastonia MSA was approximately $77,154 for 2022.

Atlanta. The Atlanta-Sandy Springs-Alpharetta MSA has the eighth largest population in the U.S. estimated at 6.22 million for 2022. Atlanta is the state capital of, and largest city in, Georgia and is the world headquarters of corporations such as

Coca-Cola, Home Depot, UPS, Delta Airlines and Turner Broadcasting. The median household income for the Atlanta-Sandy Springs-Alpharetta MSA is $84,876 for 2022.

We believe that the demographics and growth characteristics of these seven markets will provide us with significant opportunities to further develop existing client relationships and expand our client base.

Data related to the estimated population and median household income for each of the markets presented above is from the Federal Reserve Economic Data (“FRED”) online database.

Experienced Management Team, Dedicated Board of Directors and Talented Employees. Our senior management team is led by R. Arthur Seaver, Jr., Calvin C. Hurst, D. Andrew Borrmann, William M. Aiken, and Silvia T. King, and whose biographies are included below. These executives lead a team of 28 additional senior team members which we believe compares favorably to any community bank management team assembled in South Carolina.

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

D. Andrew Borrmann has served as an Executive Vice President and the Chief Financial Officer of our Company and our Bank since April 2023. From August 2021 to February 2023, Mr. Borrmann was employed with Colony Bank where he served most recently as Chief Financial Officer and Chief Strategy Officer. Prior to Colony Bank, Mr. Borrmann worked at SouthCrest Bank as Chief Financial Officer for 10 years until it merged with Colony Bank in August 2021. Mr. Bormann has further experience as a bank analyst and raising capital in the community banking industry. Mr. Borrmann is a 1996 graduate of Arizona State University with a degree in Finance. On February 27, 2024, the Company announced Mr. Borrmann was resigning effective March 29, 2024.

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

In addition to Messrs. Seaver, Hurst, Borrmann, Aiken and Ms. King, our executive management team consists of 14 individuals who bring an average of 28 years of experience in the banking industry.

The management team is complemented by our dedicated board of directors with extensive local market knowledge and a wide range of experience including accounting, business, banking, manufacturing, insurance, management and finance. We believe that our management’s and board’s incentives are closely aligned with our shareholders through the ownership of a substantial amount of our stock. As of December 31, 2023, our executive officers and board of directors owned an aggregate of 646,142 shares of our common stock, including options to purchase shares of our common stock, which represented approximately 8.00% of the fully-diluted amount of our common stock outstanding. We believe that our officers’ and directors’ experience and local market knowledge are valuable assets and will enable them to guide us successfully in the future.

In addition, we believe that we have assembled a group of highly talented employees by being an employer of choice in the markets we serve. We employed a total of 296 FTE employees as of December 31, 2023. Our employees are skilled in the areas of banking, information technology, management, sales, advertising and marketing, among others. We strive to provide an “umbrella for great talent,” characterized by a culture of transparency and collaboration which permeates all levels of the organization. To drive our culture of transparency and collaboration, our employees engage in a series of weekly meetings to understand the goals and plan for each week. These meetings are intended to remind our employees of our vision, strategy and ClientFIRST service, and provide our employees with information regarding monthly and quarterly goals and client or prospect needs. In addition, each week is started with a meeting of all Senior and Executive Vice Presidents so that all team members are informed on the latest developments of our Company. Our employees and their ClientFIRST approach to service have been instrumental to our success.

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

Provide a Distinctive Client Experience. Our markets have been subject to consolidation of local community banks primarily by larger, out-of-state financial institutions. We believe there is a large client base in our markets that prefers doing business with a local institution and may be dissatisfied with the service offered by national and larger regional banks. We believe that the exceptional level of professional service provided to our clients as a result of our ClientFIRST model provides us with a distinct competitive advantage over our local competitors. We also believe that technology innovation will continue to play a critical role in retaining clients and winning new business. We believe that our current mobile banking, on-line banking and cash management offerings are industry-leading solutions amongst community banks. During 2023, 68% of deposits were acquired through our office network, 24% came through the commercial remote deposit capture channel and the remaining 8% came through consumer mobile deposits. We believe that the volume in remote deposit capture and mobile deposit channels will continue to increase over time as more clients become acquainted with the convenience these services provide. By delivering superior professional service through our ClientFIRST model, coupled with our deep understanding of our markets and our commitment to providing the latest technology solutions to meet our clients’ banking needs, we believe that we can attract new clients and expand our total loans and deposits.

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

Lending Activities

General. We offer a full complement of loan services to businesses and individuals. This includes commercial, real estate, and consumer loans. Our underwriting standards vary for each type of loan, as described below. Because loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At December 31, 2023, we had net loans of $3.56 billion, representing 87.8% of our total assets.

We focus our lending to businesses and individuals that reside in the markets that we serve. By focusing on this client base and by serving each client with a consistent relationship team of bankers, we have generated a loan portfolio with larger average loan amounts than we believe is typical for a community bank. As of December 31, 2023, our average loan size was approximately $375,000. At the same time, we have strived to maintain a diversified loan portfolio and limit the amount of our loans to any single client. As of December 31, 2023, our ten largest client loan relationships represented approximately $314.1 million, or 8.72%, of our loan portfolio.

In October 2023, we announced the opening of the Dream Mortgage Center in Columbia, South Carolina. The Dream Mortgage Center is a loan production center designed to create space for opportunities for homebuyer education, community events, and mortgage lending experts equipped with a variety of loan products.

Loan Approval. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and client lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be considered for approval by a team of officers led by a senior lender, or by the voting members of the Credit Approval Support Team (“CAST”) committee, based on the loan amount. The CAST committee, which is comprised of a group of our senior commercial lenders, senior credit administrators, chief risk officer, president, and chief executive officer, has pre-determined lending limits, and any loans in excess of this lending limit will be submitted for approval by our full board. We do not make any loans to any director or executive officer of the Bank unless the loan is approved by the board of directors of the Bank and all loans to directors, officers and employees are on terms not more favorable to such person than would be available to a person not affiliated with the Bank, consistent with federal banking regulations.

Management monitors exposure to credit risk from potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, as well as concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g., principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. These types of loans are subject to strict underwriting standards and are more closely monitored than a loan with a low loan-to-value ratio. Furthermore, there are industry practices that could subject us to increased credit risk should economic conditions change over the course of a loan’s life. For example, we make variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). The various types of loans are individually underwritten and monitored to manage the associated risks.

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

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal and state laws and regulations. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. Based upon the capitalization of the Bank at December 31, 2023, the maximum amount we could lend to one borrower was $58.5 million. However, to mitigate concentration risk, our internal lending limit at December 31, 2023 was $41.0 million and may vary based on our assessment of the lending relationship. The board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve our clients. The Bank’s legal lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

Loan Portfolio Segments. Our loan portfolio is comprised of commercial and consumer loans made to small businesses and individuals for various business and personal purposes. While our loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers, the principal component of our loan portfolio is loans secured by real estate mortgages on either commercial or residential property. These loans will generally fall into one of the following six categories: commercial owner occupied real estate, commercial non-owner occupied real estate, commercial construction, consumer real estate, consumer construction, and home equity loans. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. At December 31, 2023, loans secured by first or second mortgages on commercial and consumer real estate made up approximately 84.8% of our loan portfolio. In addition to loans secured by real estate, our loan portfolio includes commercial business loans and other consumer loans which comprised 13.9% and 1.4%, respectively, of our total loan portfolio at December 31, 2023.

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

The following describes the types of loans in our loan portfolio.

●	Commercial Real Estate Loans (Commercial Owner Occupied and Commercial Non-owner Occupied Real Estate Loans). At December 31, 2023, commercial owner occupied and non-owner occupied real estate loans (other than construction loans) amounted to $1.57 billion, or 43.7% of our loan portfolio. Of our commercial real estate loan portfolio, $942.5 million in loans were non-owner occupied properties, representing 42.4% of our commercial loan portfolio and 26.2% of our total loan portfolio. The remainder of our commercial real estate loan portfolio, $631.7 million in loans or 28.4% of the commercial loan portfolio, were owner occupied. Owner occupied loans represented 17.5% of our total loan portfolio. At December 31, 2023, our individual commercial real estate loans ranged in size from approximately $15,000 to $21.0 million, with an average loan size of approximately $850,000. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We also generally require that
10

a borrower’s cash flow exceeds 115% of monthly debt service obligations. As of December 31, 2023, $215.9 million, or 6.0% of our total loan portfolio, was collateralized by office properties, $173.9 million, or 4.8%, was collateralized by retail properties, $146.3 million, or 4.1%, was collateralized by hotels, and $100.4 million, or 2.8% was collateralized by multifamily properties. In order to seek to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

●	Construction Real Estate Loans. We offer adjustable and fixed rate construction real estate loans for commercial and consumer projects, typically to builders and developers and to consumers who wish to build their own homes. At December 31, 2023, total commercial and consumer construction loans amounted to $214.0 million, or 5.9% of our loan portfolio. Commercial construction loans represented $150.7 million, or 4.2%, of our total loan portfolio, while consumer construction loans represented $63.3 million, or 1.7% of our total loan portfolio. At December 31, 2023, our commercial construction real estate loans ranged in size from approximately $15,000 to $13.0 million, with an average loan balance of approximately $2.1 million. At December 31, 2023, our consumer or residential construction loans ranged in size from approximately $18,000 to $3.2 million, with an average loan size of approximately $705,000. The duration of our construction loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Commercial construction loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and sometimes on the sale of the property. Specific risks include:
●	cost overruns;

●	mismanaged construction;

●	inferior or improper construction techniques;

●	economic changes or downturns during construction;

●	a downturn in the real estate market;

●	rising interest rates which may prevent sale of the property; and

●	failure to sell completed projects in a timely manner.
We attempt to reduce the risk associated with construction loans by obtaining personal guarantees where possible and by keeping the loan-to-value ratio of the completed project at or below 80%.

●	Commercial Business Loans. We make loans for commercial purposes in various lines of businesses, including the manufacturing, service industry, and professional service areas. At December 31, 2023, commercial business loans amounted to $500.2 million, or 13.9% of our loan portfolio, and ranged in size from approximately $1,000 to $12.4 million, with an average loan size of approximately $282,000. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and SBA’s 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce their risk. Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan. As of December 31, 2023, we had originated seven loans utilizing government enhancements and over 30 loans engaged in state-based small business partnerships.

●	Consumer Real Estate Loans and Home Equity Loans. At December 31, 2023 consumer real estate loans (other than construction loans) amounted to $1.27 billion, or 35.1% of our loan portfolio. Included in the consumer real estate loans was $1.08 billion, or 30.0% of our loan portfolio, in first and second mortgages on individuals’ homes, while home equity loans represented $183.0 million, or 5.1% of our total loan portfolio. At December 31, 2023, our individual residential real estate loans ranged in size from $3,000 to $5.6 million, with an average loan size of approximately $472,000. Generally, we limit the loan-to-value ratio on our consumer real estate loans to 85%. We offer fixed and adjustable rate consumer real estate loans with terms of up to 30 years. We also offer home equity lines of credit. At December 31, 2023, our individual home equity lines of credit ranged in size from $1,000 to $1.8 million, with an average of approximately $86,000. Our underwriting criteria and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of ten years or less. We generally limit the extension of credit to 90% of the market value of each property, although we may extend up to 100% of the market value.
11

●	Other Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. These consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. At December 31, 2023, consumer loans other than real estate amounted to $48.8 million, or 1.4% of our loan portfolio, and ranged in size from $1,000 to $17.2 million, with an average loan size of approximately $35,000. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Deposit Services

Our principal source of funds is core deposits. We offer a full range of deposit services, including checking accounts, commercial checking accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. At December 31, 2023, we had $379.4 million in out-of-market, or wholesale, certificates of deposits. In an effort to obtain lower cost deposits, we have focused on expanding our retail deposit program. We currently have 12 retail offices which assist us in obtaining low cost transaction accounts that are less affected by rising rates. Deposit rates are reviewed regularly by our senior management. We believe that the rates we offer are competitive with those offered by other financial institutions in our area. We focus on client service and our ClientFIRST culture to attract and retain deposits.

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

As of June 30, 2023, the most recent date for which market data is available, there were 39 financial institutions in our primary market of Greenville County, 26 financial institutions in the Columbia market, 35 financial institutions in the Charleston market, 36 financial institutions in the Raleigh market, 24 financial institutions in the Greensboro market, 49 financial institutions in the Charlotte market, and 82 financial institutions in the Atlanta market. We compete with other financial institutions in our market areas both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as, Bank of America, Wells Fargo, and Truist. These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive

12

federal regulations that govern bank holding companies and federally insured banks. We believe the financial services industry will likely continue to become more competitive as further technological advances enable more financial institutions to provide expanded financial services without having a physical presence in our markets. Because larger competitors have advantages in attracting business from larger corporations, we do not generally compete for that business. Instead, we concentrate our efforts on attracting the business of individuals and small and medium-size businesses. With regard to such accounts, we generally compete on the basis of client service and responsiveness to client needs, the convenience of our offices and hours, and the availability and pricing of our products and services.

We believe our commitment to quality and personalized banking services through our ClientFIRST culture is a factor that contributes to our competitiveness and success.

Employees

At December 31, 2023, we employed a total of 296 full-time equivalent employees. We provide our full-time employees and certain part-time employees with a comprehensive program of benefits, including medical benefits, life insurance, long-term disability coverage and a 401(k) plan. Our employees are not represented by a collective bargaining agreement. Management considers its employee relations to be excellent.

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
13

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

Basel Capital Standards

Regulatory capital rules known as Basel III impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings and loan associations regardless of size and bank holding companies and savings and loan holding companies other than “small bank holding companies,” generally holding companies with consolidated assets of less than $3 billion. More stringent requirements are imposed on “advanced approaches” banking organizations-those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted into the Basel II capital regime.

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

14

following minimum capital ratios (taking into account the capital conservation buffer): (i) a CET1 capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%.

Proposed new rules for U.S. implementation of capital requirements under Basel IV rules, more recently referred to as the “Basel III Endgame”, were issued by the U.S. federal banking agencies on July 27, 2023. These proposed rules include broad-based changes to the risk-weighting framework for various credit exposures and operational risk capital requirements. However, the proposed rules generally apply only to large banking organizations with total assets of $100 billion or more, and are expected to not be applicable to us.

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

As of December 31, 2023, the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2023, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III rule requirements to be well-capitalized.

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

On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy. Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the BHCA and the Bank Merger Act and adopt a plan for revitalization of such practices. In December 2021, the U.S. Department of Justice (“DOJ”) (in consultation with the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”), and FDIC announced that it was seeking additional public comments on whether and how the DOJ should revise the 1995 Bank Merger Competitive Review Guidelines. The comment period closed on February 15, 2022. In March 2022, the FDIC published a Request for Information seeking information and comments regarding the laws, practices, rules, regulations, guidance, and statements of policy that apply to merger transactions involving one or more insured depository institutions, including the merger between an insured depository institution and a noninsured institution. In a May 2022 speech, the acting head of the OCC announced that he had asked his staff to work with DOJ and other federal banking agencies to review the agency’s frameworks to analyze bank mergers. In May 2022, the CFPB announced the establishment of an Office of Competition and Innovation. Additionally, the Federal Trade Commission and DOJ jointly released the 2023 Draft Merger Guidelines for public comment to strengthen the agencies’ oversight over mergers that would violate the federal antitrust laws. If adopted as proposed in draft form, the Merger Guidelines would

15

substantially modify the existing regulatory framework for merger enforcement. It is not yet clear what effect, if any, the draft Merger Guidelines will have on the federal banking agencies as they consider revising the requirements for mergers involving banks and bank holding companies. On January 29, 2024, the OCC released a notice of proposed rulemaking to (i) amend its existing procedural regulation that provides for expedited review of a limited set of business combinations involving a national bank or federal savings association and (ii) adopt a new policy statement summarizing the OCC’s substantive approach to evaluating Bank Merger Act applications. Comments on the OCC notice of proposed rulemaking are due no later than 60 days following publication of the proposal in the Federal Register.

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
16

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

17

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
18

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
19

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

As of December 31, 2023, the Bank was deemed to be “well capitalized.”

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

In addition to the ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. For example, in November 2023, the FDIC implemented a special assessment to recover the approximately $16.3 billion loss to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank earlier in the year. However, the assessment was limited to banks with in excess of $5 billion uninsured deposits as of December 31, 2022, so we did not receive any assessment.

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

On December 22, 2020, the federal banking agencies issued an interagency statement extending the temporary relief from enforcement action against banks or asset managers, which become principal shareholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank. On December 22, 2022, the federal banking agencies issued a revised interagency statement extending the temporary relief from such enforcement, which was set to expire on January 1, 2024; however, on December 15, 2023, the federal banking agencies again issued a revised interagency statement extending the temporary relief from such enforcement which will expire the sooner of January 1, 2025, or the effective date of a final Federal Reserve rule having a revision to Regulation O that addresses the treatment of extensions of credit by a bank to fund complex-controlled portfolio companies that are insiders of a bank.

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

In December 2019, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. However, the Federal Reserve did not join the proposed rulemaking. In May 2020, the OCC issued its final CRA rule, which was later rescinded in December 2021, replacing it with a rule based on the rules adopted jointly by the federal banking agencies in 1995, as amended. On the same day that the OCC announced its plans to rescind the CRA final rule, the OCC, the FDIC, and the Federal Reserve announced that they are working together to “strengthen and modernize the rules implementing the CRA.” On May 5, 2022, the OCC, FDIC, and Federal Reserve released a notice of proposed rulemaking regarding the CRA and invited public comment on the proposed rules. The comment period closed on August 5, 2022. On October 24, 2023, the OCC, the FDIC, and the Federal Reserve issued the final rule to strengthen and modernize regulations implementing the CRA. The final rule will take effect on April 1, 2024; however, compliance with the majority of the final rule’s provisions will not be required until January 1, 2026, and the data reporting requirements of the final rule will not take effect until January 1, 2027. The final rules, among other things, include: (i) applying four new performance tests to evaluate the CRA performance of large banks (assets of $2 billion or more): the Retail Lending Test, Retail Services and Products Test, Community Development Financing Test, and Community Development Services Test; (ii) retaining a strategic plan option, with modifications to reflect the new performance tests and updates to the approval standards; (iii) clarifying community development activities by updating the definition of community development, providing a process by which banks may request confirmation that an activity is eligible for community development consideration, and providing for a publicly available interagency illustrative list of qualifying community development activities; (iv) updating delineation requirements for facility-based assessment areas and establishing new retail lending assessment areas for certain large banks; (v) updating data collection, maintenance, and reporting requirements for large banks, tailoring those requirements based on large bank asset size and leveraging existing data where possible, while not imposing new data collection and reporting requirements for small and intermediate banks; and (vi) continuing public file and public notice disclosure requirements and creating a new public comment process to facilitate public engagement. Management has and will continue to evaluate any changes to the CRA’s regulations and their impact to the Bank.

Fair Lending Requirements. We are subject to certain fair lending requirements and reporting obligations involving lending operations. A number of laws and regulations provide these fair lending requirements and reporting obligations, including, at the federal level, the Equal Credit Opportunity Act (“ECOA”), as amended by the Dodd-Frank Act, and Regulation B, as well as the Fair Housing Act (“FHA”) and regulations implementing the FHA. ECOA and Regulation B prohibit discrimination in any aspect of a credit transaction based on a number of prohibited factors, including race or color, religion, national origin, sex, marital status, age, the applicant’s receipt of income derived from public assistance programs, and the applicant’s exercise, in good faith, of any right under the Consumer Credit Protection Act. ECOA and Regulation B include lending acts and practices that are specifically prohibited, permitted, or required, and these laws and regulations proscribe data collection requirements, legal action statute of limitations, and disclosure of the consumer’s ability to receive a copy of any appraisal(s) and valuation(s) prepared in connection with certain loans secured by dwellings. In January 2023, the OCC revised its “Fair Lending” booklet of the Comptroller’s Handbook to incorporate clarified details and risk factors for a variety of examination scenarios addressing fair lending and to update references to supervisory guidance, sound risk management practices, and applicable legal standards. While this OCC guidance does not apply to the Bank explicitly, it represents best practices guidance for the Bank. FHA prohibits discrimination in all aspects of residential real-estate related transactions based on prohibited factors, including race or color, national origin, religion, sex, familial status, and handicap.

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
23

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

In light of the growing concern by regulators about relationships between chartered financial institutions and their third-party service providers, the FDIC joined the other federal supervisory agencies in passing the Interagency Guidance on Third-Party Relationships: Risk Management. This new guidance provided risk management oversight guidelines for financial institutions to incorporate in their ongoing relationships with third party vendors.

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

The CFPB has issued a number of significant rules that impact nearly every aspect of the lifecycle of consumer financial products and services, including rules regarding residential mortgage loans. These rules implement Dodd-Frank Act amendments to ECOA, TILA and RESPA. The CFPB continued its scrutiny of so called “pay-to-pay” and “junk fee” regimes, proposing rules related to credit card penalties. Further, the CFPB proposed rulemaking related to Residential Property Assessed Clean Entergy Financing, quality control standards for automated valuation models, and personal financial data rights (discussed in more detail above). The CFPB’s focus on fees was emphasized through its ongoing enforcement activity, including a notable enforcement action taken against Bank of America that required the payment of more than $100 million to customers, with similar size fines paid to both the CFPB and the OCC.

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
25

●	enhanced whistleblower protection provisions, allowing whistleblower(s) who provide original information which leads to successful enforcement of anti-money laundering laws in certain judicial or administrative actions resulting in certain monetary sanctions to receive up to 30% of the amount that is collected in monetary sanctions as well as increased protections.

In August 2023, the FFIEC revised and updated the examination procedures in the FFIEC’s Bank Secrecy Act/Anti-Money Laundering (BSA/AML) Examination Manual to provide greater transparency into the examination process and support risk-based examination work. The FFIEC, OCC, and the FDIC also continued their emphasis on the importance of oversight of third-party vendors in the BSA/AML process through updated guidance, as well as continued examine and enforcement activity against financial institutions who failed to properly supervise their third-party service providers’ BSA/AML activity.

Following the enactment of the Anti-Money Laundering Act of 2020, FinCEN began publishing rules pursuant to the Corporate Transparency Act which establishes a regime for many corporate entities to file a form with FinCEN disclosing their beneficial owners. The first of these rules, the “Reporting Rule,” sets forth which entities are required to disclose their beneficial ownership information to FinCEN and the date for compliance. Companies that qualify as either a “domestic reporting company” or a “foreign reporting company” must file with FinCEN unless one of the 23 exemptions (such as the exemptions for select banks and credit unions) apply.

Following Russia’s invasion of Ukraine, OFAC took several sanctions related actions related to the Russian financial services sector pursuant to Executive Order 14024 beginning in February 2022 including: (i) a determination by the Secretary of the Treasury with respect to the financial services sector of the Russian Federation that authorizes sanctions against persons determined to operate or to have operated in that sector; (ii) correspondent or payable-through account and payment processing prohibitions on certain Russian financial institutions; (iii) the blocking of certain Russian financial institutions; (iv) expanding sovereign debt prohibitions to apply to new issuances in the secondary market; (v) prohibitions related to new debt and equity for certain Russian entities; and (vi) a prohibition on transactions involving certain Russian government entities, including the Central Bank of the Russian Federation. In March 2022, FinCEN issued an alert advising increased vigilance for potential Russian Sanctions Evasion Attempts. Increased FinCEN scrutiny and sanctions against Russian entities continued in 2023. The Financial Action Task Force (“FATF”) continues to revise the list of high-risk jurisdictions. In October 2023, FATF removed Albania, Cayman Islands, Jordan, and Panama from its lists of Jurisdictions under Increased Monitoring and added Bulgaria.

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

Consumers must be notified in the event of a data breach under applicable state laws. Multiple states and Congress are considering laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, on November 18, 2021, the federal financial regulatory agencies published a final rule that will impose upon banking organizations and their service providers new notification requirements for significant cybersecurity incidents. Specifically, the final rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meaning attributed to those terms by the final rule. Banks’ service providers are required under the final rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours. The final rule took effect on April 1, 2022 and banks and their service providers must have complied with the requirements of the rule by May 1, 2022. Effective December 9, 2022, the Federal Trade Commission’s amendments to GLBA’s

Safeguards Rule went into effect and financial institutions are continuing to implement this rule including its ongoing monitoring and risk assessment protocols.

In February 2023, Congress introduced a new bill which would expand personal information protections that currently apply to customers and expand the notice requirements that apply to the collection of individual data. Under the bill, financial institutions must (1) inform individuals for what purpose their data is collected and how the data will be used, and (2) give individuals the opportunity to opt out of data collection. An individual may also end the sharing of the individual’s data with third parties, as well as demand the deletion of the individual’s data. While this bill has not been passed yet, it demonstrates ongoing activity in Congress and a desire to pass more stringent privacy laws. In 2023 alone, at least six bills related to consumer privacy were introduced in Congress. At the state level, seven additional states passed some form of consumer privacy protection laws, only some of which include an exemption for entities regulated under GLBA.

The CFPB also took additional action related to consumer privacy, At the beginning of the year, the CFPB issued a request for information about data brokers and invited public comment in order to understand brokers’ data collection practices and the commercial uses of personal data. The CFPB also began rulemaking to implement section 1033 of the Consumer Financial Protection Act of 2010 (CFPA). CFPA section 1033 provides that, subject to rules prescribed by the CFPB, a covered entity (for example, a bank) must make available to consumers, upon request, transaction data and other information concerning a consumer financial product or service that the consumer obtained from the covered entity.

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

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in U.S. government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. In response to the COVID-19 pandemic, in 2020, the Federal Open Market Committee (“FOMC”) reduced the targeted federal funds interest rate range to 0.0% to 0.25%; however, due in part to rising inflation, throughout 2022 the target federal funds rate increased to between 4.25% and 4.50%. Throughout 2023, the target federal funds rate increased to 5.50%.

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

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that affect most U.S. publicly traded companies. The Dodd-Frank Act (i) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation and so-called “golden parachute” payments, (ii) enhances independence requirements for compensation committee members, (iii) requires the SEC to adopt rules directing national securities exchanges to establish listing standards requiring all listed companies to adopt incentive-based compensation clawback policies for executive officers, and (iv) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials. The SEC has completed the bulk (although not all) of the rulemaking necessary to implement these provisions. However, on October 14, 2021, the SEC signaled a renewed interest in this rulemaking initiative by re-opening the comment period on a proposed rule issued originally in 2015 regarding clawbacks of incentive-based executive compensation. On October 26, 2022, the SEC adopted final rules implementing the incentive-based compensation recovery (clawback) provisions of the Dodd-Frank Act. The final rules directed the stock exchanges to establish listing standards requiring listed companies to develop and implement a policy providing for the recovery of erroneously awarded incentive-based compensation received by current or former executive officers and to satisfy related disclosure obligations. As of December 1, 2023, the final clawback rules from The NASDAQ Stock Market were effective. The Company’s updated clawback policies were effective November 21, 2023.

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

Based on the Bank’s loan portfolio as of December 31, 2023, it did not exceed the 300% and 100% guidelines for commercial real estate loans or construction and land development loans. The Bank will continue to monitor its portfolio to manage this increased risk.

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

As economic conditions relating to the COVID-19 pandemic have improved, the Federal Reserve has shifted its focus to limiting inflationary and other potentially adverse effects of the extensive pandemic-related government stimulus, which signals the potential for a continued period of economic uncertainty even though the pandemic has subsided. In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, a potential resurgence of economic and political tensions with China, the Russian invasion of Ukraine, and the Middle East conflict, all of which may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers and overall economic uncertainty may result in changes in consumer and business spending, borrowing and saving habits. These economic conditions and/or other negative developments in the domestic or international credit markets or economies may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment or underemployment may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

A significant portion of our loan portfolio is secured by real estate, and events that negatively affect the real estate market could hurt our business.

As of December 31, 2023, approximately 85% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively affect our financial condition.

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

At December 31, 2023, 47.9% of our loan portfolio was secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction, and the estimated cost of construction. Such loans are generally riskier than loans secured by residential real estate or consumer loans because those loans are typically not secured by real estate collateral. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. A return of recessionary conditions could result in a sharp increase in loans charged-off and could require us to significantly increase our allowance for credit losses, which could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Imposition of limits by the bank regulators on commercial and multi-family real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the FDIC, the Federal Reserve and the OCC issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of commercial real estate and multi-family loans represents 271.4% of the Bank’s total risk-based capital at December 31, 2023.

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

At December 31, 2023, commercial business loans comprised 13.9% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor. If these borrowers do not have sufficient cash flows or resources to pay these loans as they come due or the value of the underlying collateral is insufficient to fully secure these loans, we may suffer losses on these loans that exceed our allowance for credit losses.

We may have higher credit losses than we have allowed for in our allowance for credit losses.

Our actual loans losses could exceed our allowance for credit losses and therefore our historic allowance for credit losses may not be adequate. As of December 31, 2023, 47.9% of our loan portfolio was secured by commercial real estate. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-

off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral, the cash flows of our borrowers and problems affecting borrower credit. If we suffer credit losses that exceed our allowance for credit losses, our financial condition, liquidity or results of operations could be materially and adversely affected.

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

In 2023, Republicans gained control of the U.S. House of Representatives, while Democrats retained control of the U.S. Senate. However slim the majorities, though, the net result was a split Congress, which in the past leads to less sweeping policy changes. However, Congressional committees with jurisdiction over the banking sector have pursued oversight and legislative initiatives in a variety of areas, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other Environmental, Social, and Governance matters, improving competition in the banking sector and enhancing oversight of bank mergers and acquisitions, establishing a regulatory framework for digital assets and markets, and oversight of pandemic responses and economic recovery. The prospects for the enactment of major banking reform legislation remain unclear at this time.

Moreover, turnover of the presidential administration in 2020 resulted in certain changes in the leadership and senior staffs of the federal banking agencies, the CFPB, CFTC, SEC, and the Treasury Department, with certain significant leadership positions yet to be permanently filled, including the Comptroller of the Currency. These changes have impacted the rulemaking, supervision, examination and enforcement priorities and policies of the agencies and likely will continue to do so over the next several years. The potential impact of the 2024 election on additional changes in agency personnel, policies and priorities on the financial services sector, including the Company and the Bank, cannot be predicted at this time. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

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

Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While we have selected these third-party vendors carefully, we do not control their actions. Any problem caused by these third parties, including poor performance of services, data breaches, failure to provide services, disruptions in communication services provided by a vendor and failure to handle current or higher volumes, could adversely affect our ability to deliver products and services to our clients and otherwise conduct our business, and may harm our reputation. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

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

Furthermore, information security risks for financial institutions have increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increasing sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Our technologies, systems, networks, and our customers’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we may also be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

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

A significant portion of our banking assets are subject to changes in interest rates. As of December 31, 2023, approximately 84% of our loan portfolio was in fixed rate loans, while only 16% was in variable rate loans. Like most financial institutions, our earnings significantly depend on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. Many factors beyond our control impact interest rates, including economic conditions, governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and disorder and instability in domestic and foreign financial markets. Changes in monetary policies of the various government agencies could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets and liabilities.

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

In March 2020, in response to the COVID-19 pandemic, the Federal Reserve reduced the target Federal Funds rate to between zero and 0.25%; however, due in part to rising inflation, throughout 2022 the target Federal Funds rate increased to between 4.25% and 4.50%. Throughout 2023, the target Federal Funds rate increased to between 5.25% and 5.50%. Rapid changes in interest rates make it difficult for us to balance our loan and deposit portfolios, which may adversely affect our results of operations by, for example, reducing asset yields or spreads, creating operating and system issues, or having other adverse impacts on our business. When short-term interest rates are low for a prolonged period and assuming longer-term interest rates fall further, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem, which would have an adverse effect on our net interest income and could have an adverse effect on our business, financial condition and results of operations. When interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income.

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

In 2021 through 2022, inflation rose to levels not seen for over 40 years, reaching 7% and 6.5%, respectively. In 2023, the annual inflation rate decreased to 3.4% but inflationary pressures are currently expected to remain elevated throughout 2024. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. Sustained higher interest rates by the Federal Reserve may be needed to tame persistent inflationary price pressures, which could push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

The Federal Reserve has implemented significant economic strategies that have affected interest rates, inflation, asset values, and the shape of the yield curve.

In 2020, in response to economic disruption associated with the COVID-19 pandemic, the Federal Reserve quickly reduced short-term rates to extremely low levels and acted to influence the markets to reduce long-term rates as well. During 2021, the Federal Reserve significantly reduced such “easing” actions that held down long-term rates. During 2022, the Federal Reserve switched to a tightening policy. It raised short-term rates significantly and rapidly throughout the year. Those actions triggered a significant decline in the values of most categories of U.S. stocks and bonds; significantly raised recessionary expectations for the U.S.; and inverted the yield curve in the U.S. for much of the last two quarters of 2022.

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

It is unclear how long it will take for long-term rates to catch up. Many external factors may interfere with the effects of these plans or cause them to be changed, sometimes quickly. Such factors include significant economic trends or events as well as significant international monetary policies and events. These economic strategies have had, and will continue to have, a significant impact on our business and on many of our clients. As exemplified by the 2023 bank failures in the U.S., such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict.

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

The high-profile bank failures in 2023 involving Silicon Valley Bank, Signature Bank, and First Republic Bank caused general uncertainty and concern regarding the liquidity adequacy of the banking sector. Although we were not directly affected by these bank failures, the resulting speed and ease in which news, including social media commentary, led depositors to withdraw or attempt to withdraw their funds from these and other financial institutions, which then caused the stock prices of many financial institutions to become volatile. Additional bank failures could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our customers.

In response to these bank failures and the resulting market reaction, the Secretary of the Treasury approved actions enabling the FDIC to complete its resolutions of the failed banks in a manner that fully protects depositors by utilizing the Deposit Insurance Fund, including the use of Bridge Banks to assume all of the deposit obligations of the failed banks, while leaving unsecured lenders and equity holders of such institutions exposed to losses.. With the risk of any additional bank failures, we may face the potential for reputational risk, deposit outflows, increased costs and competition for liquidity, and increased credit risk which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

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

Among other sources of funds, in 2023, we relied on brokered deposits to provide funds with which to make loans and provide other liquidity needed. Our brokered deposits were $379.4 million, representing 11.2% of our total deposits at December 31, 2023 and included fixed-rate time deposits with maturities through October 2028. Brokered deposits are utilized, along with other wholesale funding sources, to fund loan growth and offset core deposit outflows. Generally, these deposits may not be as stable as other types of deposits. In the future, these depositors may not replace their deposits with us as they mature, or we may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or sources of funds. Not being able to maintain or replace these deposits as they mature could affect our liquidity. Paying higher deposit rates to maintain or replace these types of deposits could adversely affect our net interest margin and operating results.

Risks Related to Our Strategic Plans

We are dependent on key individuals and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

R. Arthur Seaver, Jr., our chief executive officer, and Calvin C. Hurst, our president, each have extensive and long-standing ties within our primary market area and substantial experience with our operations, and each has contributed significantly to our growth. If we lose the services of any of these individuals, they would be difficult to replace, and our business and development could be materially and adversely affected. We may not be successful in retaining key personnel, and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skill, knowledge of our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. In particular, D. Andrew Borrmann, our chief financial officer, announced his resignation on February 27, 2024. Leadership transitions can be inherently difficult to manage, and an inadequate transition to a permanent successor may cause disruptions to our business due to, among other things, diverting management’s attention or causing a deterioration in morale.

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
40

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
42

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

From time to time, we are, or may become, involved in suits, legal proceedings, information-gatherings, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We depend heavily on various information systems and electronic resources to conduct our business operations. Additionally, a majority of our clients, service providers, and other business partners on whom we rely, including providers of our online banking, mobile banking, and accounting systems, utilize their own electronic information systems. Any of these systems are susceptible to compromise, whether by employees, clients, or other authorized individuals, as well as by malicious actors employing sophisticated and continuously evolving software, tools, and strategies. Given our status as a financial services provider and our relative size, we and our business partners are considered high-value targets for such malicious actors. For further details, please refer to the “Risks Related to Information Security and Business Interruption” section of the Risk Factors outlined in Item 1A of this Form 10-K.

As a result, we have devoted significant resources to assessing, identifying, and managing cybersecurity risks and threats, including:

●	Maintaining policies and procedures regarding security operations and governance through the implementation of an Information Security Program;
●	Establishing a committee responsible for security administration, including regular assessments of our systems, existing controls, vulnerabilities, and potential improvements;
●	Implementing multi-layered controls to avoid reliance on single controls;
●	Utilizing both preventative and detective tools to monitor and block suspicious activity and to alert of potential threats;
●	Keeping abreast of new technology and evaluating tools to help respond to threats to cybersecurity in real time;
●	Managing and maintaining cybersecurity controls utilizing available people, processes and technology;
●	Utilizing a third-party risk management program for purposes of identifying, assessing and managing risks involved with external service providers;
●	Conducting thorough due diligence concerning our third-party service providers, including evaluating their cybersecurity practices;
●	Collaborating with third-party cybersecurity consultants, who perform regular penetration testing, vulnerability assessments, and other procedures to identify potential weaknesses in our systems and processes;
●	Providing regular cybersecurity training for both our employees and Board of Directors.

The Information Security Program, overseen by our Executive Project and Technology Risk Committee (“EPTRC”), plays a vital role in our overall risk management system. It encompasses administrative, technical, and physical measures aimed at safeguarding the security and confidentiality of client records and information. We also have an Incident Response Plan which is continually updated in response to an ever-changing threat landscape to provide long-term strategies for remediation, prevention of future incidents and resiliency to all types of threats. The incident response team (i) includes subject matter experts to address cyber threats and (ii) includes members of management responsible to monitor threat escalation and identify events that may warrant Board notification and a Form 8-K cybersecurity notice.

Occasionally, we have encountered cybersecurity threats necessitating adjustments to our procedures and the integration of extra safeguards. Although these specific threats or incidents haven’t significantly impacted us thus far, it is possible that future threats and incidents we detect could potentially have a material adverse effect on our business strategy, results of operations, and financial condition.

Our management team is tasked with the daily management of the cybersecurity risks we encounter and supervises the EPTRC. Our EPTRC, in turn, oversees the assessment of information security, the creation of policies, standards, and procedures, as well as testing, training, and security reporting processes for our Company. The EPTRC is comprised of management with the appropriate expertise and authority to ensure effective oversight of the Information Security Program.

Furthermore, our Board of Directors, both collectively and through its Risk Committee, holds responsibility for overseeing risk management, including cybersecurity risks. In this capacity, the Board and the Risk Committee, supported by management and third-party cybersecurity advisors, ensure that the risk management processes devised and executed by management are adequate and operational as intended. Annually, the Board reviews and approves our information security program, vendor management policy (including third-party service providers), acceptable use policy, incident response policy, and business continuity planning policy. These policies are developed and implemented by our management team. To fulfill their duties, the Board receives regular updates from the Risk Committee regarding cybersecurity risks and management’s endeavors to prevent, detect, mitigate, and address any cybersecurity incidents, at least quarterly.

Item 2. Properties.

Our principal executive offices and the Bank’s main office are located at 6 Verdae Boulevard, Greenville, South Carolina 29607. In addition, we currently operate eight additional offices located in Greenville, Columbia, Summerville and Charleston, South Carolina, one office in Raleigh, North Carolina, one office in Greensboro, North Carolina, one office in

Charlotte, North Carolina, and one office in Atlanta, Georgia. We lease eight of our offices and own the remaining five locations.

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

None.

PART II

Item 5. Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

Our common stock is currently traded on the NASDAQ Global Market under the symbol “SFST.” We had approximately 2,900 shareholders of record on February 5, 2024.

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

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans approved by security holders at December 31, 2023. We had no equity compensation plans that were not approved by security holders at December 31, 2023. The number of shares and the exercise prices for options have been adjusted for the 10% stock dividends in 2006, 2011, 2012, and 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)(3)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders
2010 Stock Incentive Plan – options(1)	78,802	$26.18	-
2016 Equity Incentive Plan – options(1)	245,047	37.99	-
2020 Equity Incentive Plan (2)	7,500	52.85	319,058
Total	331,349	$35.51	319,058
(1)	Under the terms of the 2010 and 2016 Plans no further incentive stock option awards may be granted; however, the Plans will remain in effect until all awards have been exercised or forfeited and we determine to terminate the Plans.
(2)	The 2020 Equity Incentive Plan provides for shares to be issued as either stock options or restricted stock grants.
(3)	The weighted-average exercise prices in this column are based on outstanding options and do not take into account unvested awards of restricted stock as these awards do not have an exercise price.
45

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

	Period Ending
	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Southern First Bancshares	100.00	132.49	110.23	194.86	142.66	115.68
S&P US BMI Banks – Southeast Bank Index	100.00	140.94	126.37	180.49	146.81	151.44
Russell 2000 Index	100.00	125.52	150.58	172.90	137.56	160.85

Sales of Unregistered Equity Securities

None

Stock Repurchases

The Company does not have a current repurchase plan and, as such, future repurchases will require additional approval of our Board of Directors and the Federal Reserve.

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

At December 31, 2023, we had total assets of $4.06 billion, a 9.9% increase from total assets of $3.69 billion at December 31, 2022. The largest components of our total assets are loans which were $3.60 billion and $3.27 billion at December 31, 2023 and 2022, respectively. Our liabilities and shareholders’ equity at December 31, 2023 totaled $3.74 billion and $312.5 million, respectively, compared to liabilities of $3.40 billion and shareholders’ equity of $294.5 million at December 31, 2022. The principal component of our liabilities is deposits which were $3.38 billion and $3.13 billion at December 31, 2023 and 2022, respectively.

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

Our net income available to common shareholders for the years ended December 31, 2023 and 2022 was $13.4 million and $29.1 million, or diluted earnings per share (“EPS”) of $1.66 and $3.61 for the years ended December 31, 2023 and 2022, respectively. The decrease in net income resulted primarily from a decrease in net interest income and an increase in noninterest expenses, partially offset by a decrease in the provision for credit losses. In addition, our net income available to shareholders was $46.7 million, or EPS of $5.85 for the year ended December 31, 2021.

SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial information for the periods and as of the dates indicated. We derived our balance sheet and income statement data for the years ended December 31, 2023, 2022, and 2021 from our audited consolidated financial statements. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes thereto, which are included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(dollars in thousands, except per share data)	2023	2022	2021
BALANCE SHEET DATA
Total assets	$4,055,789	3,691,981	2,925,548
Investment securities	154,641	104,180	124,302
Loans (1)	3,602,627	3,273,363	2,489,877
Allowance for credit losses	40,682	38,639	30,408
Deposits	3,379,564	3,133,864	2,563,826
FHLB advances and other borrowings	275,000	175,000	-
Subordinated debentures	36,322	36,214	36,106
Common equity	312,467	294,512	277,901
Preferred stock	-	-	-
Shareholders’ equity	312,467	294,512	277,901
SELECTED RESULTS OF OPERATIONS DATA
Interest income	$177,598	117,662	93,167
Interest expense	99,944	20,041	5,435
Net interest income	77,654	97,621	87,732
Provision for credit losses	1,260	6,155	(12,400)
Net interest income after provision for credit losses	76,394	91,466	100,132
Noninterest income	9,860	9,580	17,101
Noninterest expenses	68,827	62,933	56,430
Income before income tax expense	17,427	38,113	60,803
Income tax expense	4,001	8,998	14,092
Net income	13,426	29,115	46,711
Preferred stock dividends	-	-	-
Net income available to common shareholders	$13,426	29,115	46,711
PER COMMON SHARE DATA
Basic	$1.67	3.66	5.96
Diluted	1.66	3.61	5.85
Book value	38.63	36.76	35.07
Weighted average number of common shares outstanding:
Basic, in thousands	8,047	7,958	7,844
Diluted, in thousands	8,078	8,072	7,989
SELECTED FINANCIAL RATIOS
Performance Ratios:
Return on average assets	0.34%	0.90%	1.75%
Return on average equity	4.44%	10.20%	18.64%
Return on average common equity	4.44%	10.20%	18.64%
Net interest margin, tax equivalent(2)	2.07%	3.19%	3.45%
Efficiency ratio (3)	78.65%	58.71%	53.83%
Asset Quality Ratios:
Nonperforming assets to total loans (1)	0.11%	0.08%	0.20%
Nonperforming assets to total assets	0.10%	0.07%	0.17%
Net charge-offs to average total loans	0.00%	(0.05%)	0.06%
Allowance for credit losses to nonperforming loans	1,026.58%	1,470.74%	625.16%
Allowance for credit losses to total loans	1.13%	1.18%	1.22%
Holding Company Capital Ratios:
Total risk-based capital ratio	12.57%	12.91%	14.90%
Tier 1 risk-based capital ratio	10.60%	10.88%	12.65%
Leverage ratio	8.14%	9.17%	10.19%
Common equity tier 1 ratio(4)	10.19%	10.44%	12.09%
Tangible common equity(5)	7.70%	7.98%	9.50%
Growth Ratios:
Change in assets	9.85%	26.20%	17.84%
Change in loans	10.06%	31.47%	16.19%
Change in deposits	7.84%	22.23%	19.65%
Change in net income to common shareholders	-53.89%	-37.67%	154.86%
Change in earnings per common share - diluted	-54.02%	-38.29%	150.00%
48

Footnotes to table:

(1)	Excludes loans held for sale.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Noninterest expense divided by the sum of net interest income and noninterest income.
(4)	The common equity tier 1 ratio is calculated as the sum of common equity divided by risk-weighted assets.
(5)	The common equity ratio is calculated as total equity less preferred stock divided by total assets.

CRITICAL ACCOUNTING ESTIMATES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the U.S. and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements as of December 31, 2023.

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

The fair value hierarchy requires use of observable inputs first and subsequently unobservable inputs when observable inputs are not available. Our fair value measurements involve various valuation techniques and models, which involve inputs that are observable (Level 1 or Level 2 in fair value hierarchy), when available. The level of judgment required to determine fair value is dependent on the methods or techniques used in the process. Assets and liabilities that are measured at fair value using quoted prices in active markets (Level 1) do not require significant judgment while the valuation of assets and liabilities when quoted market prices are not available (Levels 2 and 3) may require significant judgment to assess whether observable or unobservable inputs for those assets and liabilities provide reasonable determination of fair value. See Note 12 to the Consolidated Financial Statements for additional information regarding the fair values measured at each level of the fair value hierarchy, additional discussion regarding fair value measurements, and a brief description of how fair value is determined for categories that have unobservable inputs.

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

RESULTS OF OPERATIONS

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the years ended December 31, 2023, 2022, and 2021, our net interest income was $77.7 million, $97.6 million, and $87.7 million, respectively. The $20.0 million, or 20.5%, decrease in net interest income during 2023, compared to 2022, was driven by a $79.9 million increase in interest expense, primarily related to our interest-bearing deposits, partially offset by a $59.9 million increase in interest income. During 2022, our net interest income increased $9.9 million, or 11.3%, compared to 2021, while average interest-earning assets increased $525.0 million and average interest-bearing liabilities increased $401.0 million.

Interest income for the years ended December 31, 2023, 2022, and 2021 was $177.6 million, $117.7 million, and $93.2 million, respectively. A significant portion of our interest income relates to our strategy to maintain a large portion of our assets in higher earning loans compared to lower yielding investments and federal funds sold. As such, 93.5% of our interest income related to interest on loans during 2023, compared to 97.1% during 2022 and 98.3% during 2021. Also, included in interest income on loans was $1.7 million related to the net amortization of loan fees and capitalized loan origination costs for the year ended December 31, 2023, compared to $1.7 million and $1.4 million for the years ended December 31, 2022 and 2021, respectively. The increase in interest income during 2023 was driven by an increase in average interest-earning assets, combined with higher yields on those assets.

Interest expense was $99.9 million, $20.0 million, and $5.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. Interest expense on deposits for 2023 represented 91.4% of total interest expense, compared to 90.3% for 2022, and 71.9% for 2021, while interest expense on borrowings represented 8.6% of total interest expense for 2023, compared to 9.7% for 2022, and 28.1% for 2021. The increase in interest expense on deposits during 2023 resulted primarily from an increase in the rate paid on deposit balances which relates to the Federal Reserve’s 525 basis point increase in the federal funds rate over the past two years.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during 2023, 2022, and 2021. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning and interest-bearing accounts.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities at December 31, 2023, 2022 and 2021. We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. Nonaccrual loans are included in earning assets in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

Average Balances, Income and Expenses, Yields and Rates

	For the Year Ended December 31,
	2023			2022			2021
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$134,495	$6,998	5.20%	$88,077	$1,439	1.63%	$123,379	$233	0.19%
Investment securities, taxable	121,739	4,296	3.53%	97,328	1,793	1.84%	92,812	1,110	1.20%
Investment securities, nontaxable (1)	7,941	217	2.73%	10,604	256	2.41%	11,331	292	2.58%
Loans (2)	3,497,623	166,137	4.75%	2,870,733	114,233	3.98%	2,314,257	91,599	3.96%
Total interest-earning assets	3,761,798	177,648	4.72%	3,066,742	117,721	3.84%	2,541,779	93,234	3.67%
Noninterest-earning assets	162,771			157,380			126,654
Total assets	$3,924,569			$3,224,122			$2,668,433
Interest-bearing liabilities
NOW accounts	$299,703	2,254	0.75%	$374,956	816	0.22%	$306,669	204	0.07%
Savings & money market	1,708,874	61,241	3.58%	1,364,961	13,138	0.96%	1,176,820	2,454	0.21%
Time deposits	631,967	27,878	4.41%	301,793	4,148	1.37%	176,301	1,251	0.71%
Total interest-bearing deposits	2,640,544	91,373	3.46%	2,041,710	18,102	0.89%	1,659,790	3,909	0.24%
FHLB advances and other borrowings	169,963	6,382	3.75%	19,614	209	1.07%	704	11	1.56%
Subordinated debt	36,265	2,189	6.04%	36,156	1,730	4.78%	36,049	1,515	4.20%
Total interest-bearing liabilities	2,846,772	99,944	3.51%	2,097,498	20,041	0.96%	1,696,543	5,435	0.32%
Noninterest-bearing liabilities	775,116			841,233			721,267
Shareholders’ equity	302,681			285,409			250,623
Total liabilities and shareholders’ equity	$3,924,569			$3,224,122			$2,668,433
Net interest spread			1.21%			2.88%			3.35%
Net interest income(tax equivalent)/margin		$77,704	2.07%		$97,680	3.19%		$87,799	3.45%
Less: tax-equivalent adjustment (1)		(50)			(59)			(67)
Net interest income		$77,654			$97,621			$87,732
(1)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(2)	Includes loans held for sale and nonaccrual loans.

Our net interest margin, on a tax-equivalent basis (TE), was 2.07%, 3.19% and 3.45% for the years ended December 31, 2023, 2022 and 2021, respectively. Our net interest margin (TE) decreased 112 basis points in 2023, compared to 2022, driven by higher costs on our interest-bearing liabilities, partially offset by an increase in yield on our interest-earning assets. During 2022, our net interest margin decreased 26 basis points, compared to 2021, due to higher costs on our interest-bearing liabilities, partially offset by an increase in yield on our interest-earning assets.

Our average interest-earning assets increased by $695.1 million during the year ended December 31, 2023, compared to 2022, while the related yield on our interest-earning assets increased by 88 basis points. The increase in average interest-earning assets was driven by a $626.9 million increase in average loan balances and a $46.4 million increase in federal funds sold and interest-bearing deposits with banks. In addition, the increase in yield on our interest earning assets was driven by a 357 basis point increase in the yield on our federal funds sold and other interest-bearing deposits which repriced as the Federal Reserve increased the federal funds rate by 100 basis points during 2023.

Our average interest-bearing liabilities increased by $749.3 million during 2023 while the cost of our interest-bearing liabilities increased by 255 basis points. The increase in average interest-bearing liabilities was driven primarily by a $598.8 million increase in average interest-bearing deposits at an average rate of 3.46%. During 2022, our average interest-bearing liabilities increased by $401.0 million, compared to 2021, while the cost of our interest-bearing liabilities increased by 64 basis points.

During the year ended December 31, 2022, our average interest-earning assets increased by $525.0 million, compared to 2021, while the yield on our interest-earning assets increased by 17 basis points. The increase in average interest-earning assets was driven primarily by a $556.5 million increase in average loan balances combined with an $35.3 million decrease in federal funds sold and interest-bearing deposits with banks. In addition, the increase in yield on our interest earning assets was driven by a 144 basis point increase in the yield on our federal funds sold and other interest-bearing deposits which repriced as the Federal Reserve increased the federal funds rate by 425 basis points during 2022.

Our net interest spread was 1.21% for the year ended December 31, 2023, compared to 2.88% for the same period in 2022 and 3.35% for 2021. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 255 basis point increase in the cost of our interest-

bearing liabilities, partially offset by an 88 basis point increase in yield on our interest-earning assets resulted in a 167 basis point decrease in our net interest spread for the 2023 period. We anticipate continued pressure on our net interest spread and net interest margin in future periods as our deposits continue to reprice immediately with increases in the fed funds rate, compared to our loan portfolio which reprices as loans are originated or renewed.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Years Ended
	December 31, 2023 vs. 2022				December 31, 2022 vs. 2021
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$24,945	22,127	4,832	51,904	$22,025	491	118	22,634
Investment securities	401	1,725	347	2,473	49	585	21	655
Federal funds sold	758	3,144	1,657	5,559	(67)	1,782	(509)	1,206
Total interest income	26,104	26,996	6,836	59,936	22,007	2,858	(370)	24,495
Interest expense
Deposits	3,371	58,928	10,972	73,271	838	10,997	2,358	14,193
FHLB advances and other borrowings	1,602	528	4,044	6,174	294	(3)	(94)	197
Subordinated debt	5	452	1	458	4	211	1	216
Total interest expense	4,978	59,908	15,017	79,903	1,136	11,205	2,265	14,606
Net interest income	$21,126	(32,912)	(8,181)	(19,967)	$20,871	(8,347)	(2,635)	9,889

Net interest income, the largest component of our income, was $77.7 million for the year ended December 31, 2023, a $20.0 million decrease from net interest income of $97.6 million for the year ended December 31, 2022. The decrease in net interest income was driven by a $79.9 million increase in interest expense, partially offset by a $59.9 million increase in interest income. The 257 basis point increase in deposit costs drove the increase in interest expense while the $626.9 million increase in average loan balances combined with the 77 basis point increase in loan yield drove the increase in interest income.

Net interest income was $97.6 million for the year ended December 31, 2022, a $9.9 million increase from net interest income of $87.7 million for the year ended December 31, 2021. The increase in net interest income was driven by a $24.5 million increase in interest income, partially offset by a $14.6 million increase in interest expense. The $556.5 million increase in average loan balances was the primary driver of the increase in interest income, while the 65 basis point increase in deposit costs drove the increase in interest expense.

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

There was a $1.3 million provision for credit losses for the year ended December 31, 2023, compared to a provision of $6.2 million and a reversal of $12.4 million for the years ended December 31, 2022 and 2021, respectively. The $1.3 million provision during 2023 included a $2.2 million provision for credit losses and a reversal of $949,000 for unfunded commitments. The $2.2 million provision was driven primarily by $329.3 million in loan growth during the year, while the $949,000 reversal was driven by a $153.7 million decrease in unfunded commitments. The $6.2 million provision during 2022, which included a $780,000 provision for unfunded commitments, was driven primarily by $783.5 million in loan growth during the year, combined with a $259.6 million increase in unfunded commitments. In addition, to loan growth, the provision for credit losses was impacted by slightly lower expected loss rates due to historically low charge-offs during the 12 months ended December 31, 2022 while minor adjustments to two internal qualitative factors increased the qualitative component of the allowance and related provision expense. The $12.4 million reversal of provision during 2021 related to a reduction in qualitative adjustment factors driven by the overall improvement in economic conditions as well as improvement in the credit quality of our portfolio following the pandemic.

Following is a summary of the activity in the allowance for credit losses.

	December 31,
(dollars in thousands)	2023	2022	2021
Balance, beginning of period	$38,639	30,408	44,149
Adjustment for CECL	-	1,500	-
Provision for (reversal of) credit losses	2,209	5,375	(12,400)
Loan charge-offs	(761)	(485)	(2,166)
Loan recoveries	595	1,841	825
Net loan (charge-offs) recoveries	(166)	1,356	(1,341)
Balance, end of period	$40,682	38,639	30,408

As of December 31, 2023, the allowance for credit losses totaled $40.7 million, or 1.13% of gross loans. In comparison, the allowance for credit losses totaled $38.6 million as of December 31, 2022, or 1.18% of gross loans, and $30.4 million as of December 31, 2021, or 1.22% of gross loans.

During the year ended December 31, 2023, we had net charge-offs of $166,000, consisting of $761,000 of loans charged-off in the current year, partially offset by $595,000 of recoveries on loans previously charged-off. Net charge-offs were 0.00% of the average outstanding loan portfolio for 2023. In addition, nonperforming assets increased to 0.10% of total assets while our level of classified assets decreased to 4.25% at December 31, 2023.

We reported net recoveries of $1.4 million and net charge-offs of $1.3 million for the years ended December 31, 2022 and 2021, respectively, including charge-offs of $485,000 and recoveries of $825,000 in 2022 and 2021, respectively. The net recoveries of $1.4 million and charge-offs of $1.3 million during 2022 and 2021, respectively, represented 0.05% and 0.06% of the average outstanding loan portfolios for 2022 and 2021, respectively. In addition, nonperforming assets were 0.07% and 0.17% of total assets for 2022 and 2021, respectively, and classified assets were 4.72% and 12.61% at December 31, 2022 and 2021, respectively.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Year ended December 31,
(dollars in thousands)	2023	2022	2021
Mortgage banking income	$4,036	4,198	11,376
Service fees on deposit accounts	1,382	1,265	1,174
ATM and debit card income	2,245	2,163	2,037
Income from bank owned life insurance	1,379	1,289	1,231
Net lender fees on PPP loan sale	-	-	268
Gain (loss) on disposal of fixed assets	-	(394)	10
Gain on sale of securities	-	12	(3)
Other income	818	1,047	1,008
Total noninterest income	$9,860	9,580	17,101

Noninterest income was $9.9 million for the year ended December 31, 2023, a $280,000, or 2.9%, increase compared to noninterest income of $9.6 million for the year ended December 31, 2022. The increase in noninterest income during 2023, compared to 2022, resulted primarily from a loss on disposal of assets during the prior year. Offsetting the increases in noninterest income were decreases in mortgage banking income and other income. Other income decreased due to a decrease in loan fee income during 2023 as compared to 2022 due to fewer loan originations.

Noninterest income was $9.6 million for the year ended December 31, 2022, a $7.5 million, or 44.0%, decrease compared to noninterest income of $17.1 million for the year ended December 31, 2021. The decrease in noninterest income during 2022, compared to 2021, resulted primarily from the following:

●	Mortgage banking income decreased $7.2 million, or 63.1%, driven by low inventory in the housing market, lower refinance volumes, and a decrease in margin on loan sales. During 2022, purchase transactions accounted for approximately 84% of our mortgage volume compared to 40% in 2021 as refinance transactions diminished due to the higher mortgage rates in 2022.

Offsetting these decreases in noninterest income were increases in service fees on deposit accounts and ATM and debit card income due to growth in our client base and transaction volume.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses.

	Years ended December 31,
(dollars in thousands)	2023	2022	2021
Compensation and benefits	$40,275	38,790	36,103
Occupancy	10,255	9,105	6,956
Other real estate owned expenses, net	-	-	385
Outside service and data processing costs	7,078	6,112	5,468
Insurance	3,766	1,686	1,149
Professional fees	2,496	2,635	2,589
Marketing	1,357	1,216	905
Other	3,600	3,389	2,875
Total noninterest expenses	$68,827	62,933	56,430

Noninterest expenses were $68.8 million for the year ended December 31, 2023, a $5.9 million, or 9.4%, increase from noninterest expense of $62.9 million for 2022.

The increase in total noninterest expenses during 2023, compared to 2022, resulted primarily from the following:

●	Compensation and benefits expense increased $1.5 million, or 3.8%, during 2023 relating primarily to an increase in salaries and incentive compensation.
●	Occupancy expenses increased $1.2 million, or 12.6%, driven by increased depreciation, insurance, property taxes and maintenance expenses primarily related to our new headquarters building.
●	Outside service and data processing costs increased $966,000, or 15.8%, primarily due to increased electronic banking, software licensing costs and debit card related expenses.
●	Insurance expenses increased $2.1 million, or 123.4%, related to higher FDIC insurance premiums.
●	Marketing expenses increased $141,000, or 11.6%, driven by an increase in community sponsorships and business development.
●	Other noninterest expenses increased $211,000, or 6.2%, due primarily to an increase in telephone expense and deposit account and fraud losses.

Partially offsetting the above increases was a decrease in professional of $139,000, or 5.3% due to less legal fees and consulting expenses.

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
54

●	Marketing expenses increased $311,000, or 34.4%, driven by an increase in community sponsorships and business development.
●	Other noninterest expenses increased $514,000, or 17.9%, due primarily to an increase in travel expenses between our eight markets, deposit account losses, and staff related expenses.

Partially offsetting the above increases was a decrease in other real estate owned expenses of $385,000 due to the sale of one commercial property in 2021.

Our efficiency ratio was 78.7% for 2023 compared to 58.7% for 2022. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The increase during the 2023 period relates primarily to the decrease in net interest income compared to the prior year.

Income Taxes

Income tax expense was $4.0 million, $9.0 million and $14.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Our effective tax rate was 23.0% for the year ended December 31, 2023, compared to 23.6% for 2022, and 23.2% for 2021. The fluctuation in the effective rate for each of the periods is driven by to the impact of tax-exempt income and equity compensation transactions that occurred during the respective periods in relation to pre-tax income.

Investment Securities

At December 31, 2023 and 2022, our investment securities portfolio was $154.6 million and $104.2 million, respectively, and represented approximately 3.8% and 2.8% of our total assets, respectively. Our available for sale investment portfolio included corporate bonds, US treasuries, US agency securities, SBA securities, state and political subdivisions, asset-backed securities, and mortgage-backed securities with a fair value of $134.7 million and amortized cost of $149.1 million for an unrealized loss of $14.4 million at December 31, 2023 compared to a fair value of $93.3 million and amortized cost of $110.3 million for an unrealized loss of $17.0 million at December 31, 2022.

The amortized costs and the fair value of our investments are as follows.

			December 31,
	2023		2022		2021
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale
Corporate bonds	$2,147	1,910	2,172	1,883	2,198	2,188
US treasuries	9,495	9,394	999	871	999	992
US government agencies	20,594	18,656	13,007	10,617	14,504	14,169
SBA securities	-	-	-	-	429	438
State and political subdivisions	22,642	19,741	22,910	18,906	24,887	25,176
Asset-backed securities	33,450	33,236	6,435	6,229	10,136	10,164
Mortgage-backed securities	60,730	51,765	64,800	54,841	68,065	67,154
Total	$149,058	134,702	110,323	93,347	121,218	120,281

Contractual maturities and yields on our investments are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

			December 31, 2023
	Less Than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
Corporate bonds	$-	-	$-	-	$1,910	2.01%	$-	-	$1,910	2.01%
US treasuries	8,497	5.42%	897	1.27%	-	-	-	-	9,394	5.02%
US government agencies	970	0.45%	2,385	1.00%	15,301	4.41%	-	-	18,656	3.77%
State and political subdivisions	-	-	906	1.94%	5,769	1.89%	13,066	2.15%	19,741	2.06%
Asset-backed securities	-	-	296	(6.13%)	-	-	32,940	6.63%	33,236	6.57%
Mortgage-backed securities	-	-	4,795	1.15%	5,400	1.59%	41,570	2.00%	51,765	1.87%
Total	$9,467	4.91%	$9,279	0.98%	$28,380	3.20%	$87,576	3.76%	$134,702	3.55%

Other investments are comprised of the following and are recorded at cost which approximates fair value.

	December 31,
(dollars in thousands)	2023	2022
Federal Home Loan Bank stock	$16,063	9,250
Other investments	3,473	1,180
Investment in Trust Preferred subsidiaries	403	403
Total	$19,939	10,833

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the years ended December 31, 2023 and 2022 were $3.50 billion and $2.87 billion, respectively. Before allowance for credit losses, total loans outstanding at December 31, 2023 and 2022 were $3.60 billion and $3.27 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of December 31, 2023, our loan portfolio included $3.05 billion, or 84.8%, of real estate loans, compared to $2.78 billion, or 84.8%, as of December 31, 2022. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. In addition to traditional residential mortgage loans, we issue second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $183.0 million as of December 31, 2023, of which approximately 46% were in a first lien position, while the remaining balance was second liens, compared to $179.3 million as of December 31, 2022, of which approximately 48% were in first lien positions and the remaining balance was in second liens. The average home equity loan had a balance of approximately $85,000 and a loan to value of approximately 73% as of December 31, 2023, compared to an average loan balance of $84,000 and a loan to value of approximately 73% as of December 31, 2022. Further, 0.8% and 0.6% of our total home equity lines of credit were over 30 days past due as of December 31, 2023 and 2022, respectively.

Following is a summary of our loan composition for each of the last three years ended December 31, 2023. Of the $329.3 million in loan growth in 2023, $171.7 million of growth was in commercial related loans, while $157.6 million of growth was in consumer related loans, specifically consumer real estate mortgages which grew by $151.2 million during 2023. The increase in consumer real estate loans is related to our focus to continue to originate high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $469,000, a term of 23 years, and an average rate of 4.10%.

	December 31,
	2023		2022		2021
(dollars in thousands)	Amount	%of Total	Amount	%of Total	Amount	%of Total
Commercial
Owner occupied RE	$631,657	17.5%	$612,901	18.7%	$488,965	19.6%
Non-owner occupied RE	942,529	26.2%	862,579	26.3%	666,833	26.8%
Construction	150,680	4.2%	109,726	3.4%	64,425	2.6%
Business	500,161	13.9%	468,112	14.3%	333,049	13.4%
Total commercial loans	2,225,027	61.8%	2,053,318	62.7%	1,553,272	62.4%
Consumer
Real estate	1,082,429	30.0%	931,278	28.4%	694,401	27.9%
Home equity	183,004	5.1%	179,300	5.5%	154,839	6.2%
Construction	63,348	1.7%	80,415	2.5%	59,846	2.4%
Other	48,819	1.4%	29,052	0.9%	27,519	1.1%
Total consumer loans	1,377,600	38.2%	1,220,045	37.3%	936,605	37.6%
Total gross loans, net of deferred fees	3,602,627	100.0%	3,273,363	100.0%	2,489,877	100.0%
Less – allowance for credit losses	(40,682)		(38,639)		(30,408)
Total loans, net	$3,561,945		$3,234,724		$2,459,469

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

The following table summarizes the composition and maturities of the loan portfolio.

		December 31, 2023
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$17,358	177,203	395,130	41,966	631,657
Non-owner occupied RE	68,601	517,622	331,727	24,579	942,529
Construction	26,762	64,432	59,486	-	150,680
Business	114,432	194,416	186,927	4,386	500,161
Total commercial loans	227,153	953,673	973,270	70,931	2,225,027
Consumer
Real estate	10,593	51,956	301,095	718,785	1,082,429
Home equity	2,716	27,578	147,855	4,855	183,004
Construction	-	252	39,459	23,637	63,348
Other	11,157	33,592	3,265	805	48,819
Total consumer loans	24,466	113,378	491,674	748,082	1,377,600
Total gross loan, net of deferred fees	$251,619	1,067,051	1,464,944	819,013	3,602,627
57

The following table summarizes the loans due after one year by category.

	Interest Rate
(dollars in thousands)	Fixed	Floating or Adjustable
Commercial
Owner occupied RE	$605,199	9,100
Non-owner occupied RE	768,048	105,880
Construction	81,326	42,592
Business	293,920	91,809
Total commercial loans	1,748,493	249,381
Consumer
Real estate	1,071,836	-
Home equity	11,441	168,847
Construction	63,348	-
Other	11,525	26,137
Total consumer loans	1,158,150	194,984
Total gross loan, net of deferred fees	$2,906,643	444,365

Nonperforming Assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans for the five years ended December 31, 2023. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status.

	December 31,
(dollars in thousands)	2023	2022	2021
Commercial
Non-owner occupied RE	$1,423	247	270
Business	319	182	-
Consumer
Real estate	985	207	989
Home equity	1,236	195	653
Nonaccruing troubled debt restructurings (TDRs)	-	1,796	2,952
Total nonaccrual loans, including nonaccruing TDRs	3,963	2,627	4,864
Total nonperforming assets	$3,963	2,627	4,864
Asset Quality Ratios:
Nonperforming assets/total assets	0.10%	0.07%	0.17%
Nonaccrual loans/gross loans	0.11%	0.08%	0.20%
Total loans over 90 days past due (1)	$1,300	402	554
Loans over 90 days past due and still accruing	-	-	-
Accruing troubled debt restructurings	-	4,503	3,299
(1)	Loans over 90 days are included in nonaccrual loans

At December 31, 2023, nonperforming assets were $4.0 million, or 0.10% of total assets and 0.11% of gross loans, compared to $2.6 million, or 0.07% of total assets and 0.08% of gross loans at December 31, 2022. Nonaccrual loans increased $1.3 million to $4.0 million at December 31, 2023 from $2.6 million at December 31, 2022. During 2023, we added eight new loans totaling $2.0 million to nonaccrual, two loans totaling $283,000 were returned to accruing status, one loan totaling $30,000 was charged off, while paydowns on nonaccrual loans totaled $388,000. The amount of foregone interest income on the nonaccrual loans as of December 31, 2023 and 2022 was approximately $73,000 and $28,000, respectively, for the twelve-month periods.

A significant portion, or 95.1%, of nonaccrual loans at December 31, 2023 were secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. As a result of this level of coverage on nonaccrual loans, we believe the allowance for credit losses of $40.7 million for the year ended December 31, 2023 is adequate.

As a general practice, most of our commercial loans and a portion of our consumer loans are originated with relatively short maturities of less than ten years. As a result, when a loan reaches its maturity, we frequently renew the loan and thus extend its maturity using similar credit standards as those used when the loan was first originated. Due to these loan practices, we may, at times, renew loans which are classified as nonaccrual after evaluating the loan’s collateral value and financial strength of its guarantors. Nonaccrual loans are renewed at terms generally consistent with the ultimate source of repayment and rarely at reduced rates. In these cases, we will generally seek additional credit enhancements, such as additional collateral or additional guarantees to further protect the loan. When a loan is no longer performing in accordance with its stated terms, we will typically seek performance under the guarantee.

In addition, approximately 85% of our loans are collateralized by real estate and approximately 96% of our individually evaluated loans are secured by real estate. Individual loan evaluations are generally performed for individually evaluated loans, which includes nonaccrual loans and certain loans not meeting the risk characteristics of the pool, whether on accrual or nonaccrual status. We use third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to review individually evaluated loans at least annually and determine whether it is necessary to obtain an updated appraisal, either through a new external appraisal or an internal appraisal evaluation. We review each of our individually evaluated loans on a quarterly basis to determine the level of impairment. As of December 31, 2023, we do not have any individually evaluated loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for individually evaluated loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At December 31, 2023, individually evaluated loans totaled approximately $4.8 million for which $3.7 million of these loans have a reserve of approximately $688,000 allocated in the allowance. At December 31, 2022, individually evaluated loans totaled approximately $7.1 million for which $6.8 million of these loans had a reserve of approximately $1.3 million allocated in the allowance.

We adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. During the 12 months ended December 31, 2023, we had two commercial business loans that were modified due to the borrowers experiencing financial difficulty. The amortized cost basis of the two loans was $319,000 at December 31, 2023.

Prior to adopting ASU 2022-02, we considered a loan to be a TDR when the debtor experienced financial difficulty and we provided concessions such that we would not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions related to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we restructured loan terms to assist borrowers facing challenges in the economic environment. As of December 31, 2022, we had $6.3 million in loans that we considered TDRs. As permitted by the CARES Act, we did not consider loan modifications to borrowers affected by COVID-19 to be TDRs unless the borrower was 30 days or more past due as of December 31, 2019, (ii) the modifications were related to COVID-19, and (iii) the modification occurred between March 1, 2020 and January 1, 2022. See Notes 1 and 4 to the Consolidated Financial Statements for additional information on loan modifications and TDRs.

Allowance for Credit Losses

At December 31, 2023 and December 31, 2022, the allowance for credit losses was $40.7 million and $38.6 million, respectively, or 1.13% and 1.18% of outstanding loans, respectively. The allowance for credit losses as a percentage of our outstanding loan portfolio decreased from the prior year primarily due to historically low loan charge-offs which factors into the expected loss rate on our current loan portfolio. In addition, our nonperforming assets increased to 0.10% compared to 0.07%, as a percentage of total assets, at December 31, 2023 and 2022, respectively. Our classified assets decreased to 4.25% of capital as of December 31, 2023, compared to 4.72% of capital as of December 31, 2022. See Note 4 to the Consolidated Financial Statements for more information on our allowance for credit losses.

The following table summarizes the net charge-off detail as a percentage of average loans by loan composition for the three years ended December 31, 2023.

	Year ended December 31,
	2023		2022		2021
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Net charge-offs:
Commercial
Owner occupied RE	$-	-	$-	-	$94	0.00%
Non-owner occupied RE	(57)	0.00%	1,540	0.05%	(573)	0.03%
Business	279	0.01%	153	0.01%	(943)	0.04%
Total commercial	222	0.01%	1,693	0.06%	(1,422)	0.06%
Consumer
Real estate	-	0.00%	-	0.00%	18	0.00%
Home equity	(373)	(0.01%)	(247)	0.01%	62	0.00%
Other	(15)	0.00%	(90)	0.00%	1	0.00%
Total consumer	(388)	(0.01%)	(337)	0.00%	81	0.00%
Net loan (charge-offs) recoveries	$(166)		$1,356		$(1,341)
Net loan (charge-offs) recoveries as a % of average loans		0.00%		(0.05%)		0.06%
The following table summarizes the allocation of the allowance for credit losses among the various loan categories.

	Year ended December 31,
	2023		2022
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Commercial
Owner occupied RE	$6,118	17.5%	$5,867	18.7%
Non-owner occupied RE	11,167	26.2%	10,376	26.3%
Construction	1,594	4.2%	1,292	3.4%
Business	7,385	13.9%	7,861	14.3%
Total commercial	26,264	61.8%	25,396	62.7%
Consumer
Real estate	10,647	30.0%	9,487	28.4%
Home equity	2,600	5.1%	2,551	5.5%
Construction	677	1.7%	893	2.5%
Other	494	1.4%	312	0.9%
Total consumer	14,418	38.2%	13,243	37.3%
Total allowance for credit losses	$40,682	100.0%	$38,639	100.0%
(1)	Percentage of loans in each category to total loans

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits and advances from the FHLB. In the past, we have chosen to obtain a portion of our certificates of deposits from areas outside of our market in order to obtain longer term deposits than are readily available in our local market. Our internal guidelines regarding the use of brokered CDs limit our brokered CDs to 30% of total deposits. These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the related inherent risk.

Our retail deposits represented $3.00 billion, or 88.8% of total deposits at December 31, 2023. At December 31, 2022, retail deposits represented $2.90 billion, or 92.5% of our total deposits. Brokered deposits were $379.4 million, representing 11.2% of our total deposits at December 31, 2023 and are included in time deposits greater than $250,000 in the following table. Our loan-to-deposit ratio was 107%, 104%, and 97% at December 31, 2023, 2022, and 2021, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	December 31,
	2023		2022		2021
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$717,275	-%	$788,960	-%	$671,223	-%
Interest bearing demand deposits	299,703	0.75%	374,956	0.22%	306,669	0.07%
Money market accounts	1,672,550	3.66%	1,323,487	0.99%	1,143,904	0.21%
Savings accounts	36,324	0.11%	41,474	0.05%	32,916	0.05%
Time deposits less than $250,000	106,169	3.88%	81,664	1.17%	78,487	0.80%
Time deposits greater than $250,000	525,798	4.52%	220,192	1.45%	97,814	0.59%
Total deposits	$3,357,819	2.72%	$2,830,733	0.64%	$2,331,013	0.17%

During the 12 months ended December 31, 2023, our average transaction account balances increased by $197.0 million, or 7.8%, while our average time deposit balances increased by $330.1 million, or 109.4%. Core deposits exclude out-of-market deposits and time deposits of $250,000 or more and provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $2.81 billion, $2.76 billion, and $2.48 billion at December 31, 2023, 2022 and 2021, respectively.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $250,000 or more is as follows:

	December 31,
(dollars in thousands)	2023	2022
Three months or less	$169,419	235,216
Over three through six months	86,342	76,778
Over six through twelve months	58,293	35,681
Over twelve months	254,011	27,076
Total	$568,065	374,751

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2023 and December 31, 2022 were $568.1 million and $374.8 million, respectively, including wholesale deposits.

At December 31, 2023 and 2022, the Company estimates that it has approximately $1.3 billion and $1.4 billion, respectively, in uninsured deposits including related interest accrued and unpaid. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, the amounts above are estimates and are based on the same methodologies and assumptions used for the bank’s regulatory reporting requirements by the FDIC for the Call Report.

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

At December 31, 2023 and 2022, our cash and cash equivalents amounted to $156.2 million and $170.9 million, or 3.9% and 4.6% of total assets, respectively. Our investment securities at December 31, 2023 and 2022 amounted to $154.6 million and $104.2 million, or 3.8% and 2.8% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain five federal funds purchased lines of credit with correspondent banks totaling $108.5 million to meet short-term liquidity needs. There were no borrowings against the lines at December 31, 2023.Further, in July 2023, we enrolled in the Federal Reserve’s Bank Term Funding Program which offers loans of up to one year in length if we pledge collateral eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities. At December 31, 2023, we had $13.0 million of marketable investment securities pledged in the Federal Reserve’s Bank Term Funding Program. At December 31, 2023, we had $227.1 million pledged and available with the Federal Reserve Discount Window.

We are also a member of the FHLB of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2023 was $542.8 million, based on the Bank’s $16.1 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at December 31, 2023 we had $388.3 million of letters of credit outstanding with the FHLB to secure client deposits.

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

We also have a line of credit with another financial institution for $15.0 million, which was unused at December 31, 2023. The line of credit was issued on December 28, 2023 at an interest rate of the U.S. Prime Rate plus 0.25% and a maturity date of February 28, 2025.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, availability with the Federal Reserve’s Bank Term Funding Program and Discount Window, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio should we be required to meet those needs.

Total shareholders’ equity was $312.5 million at December 31, 2023 and $294.5 million at December 31, 2022. The $18.0 million increase during 2023 is due primarily to net income to common shareholders of $13.4 million, stock option exercises and expenses of $2.5 million and $2.1 million gain in other comprehensive income.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) for the three years ended December 31, 2023. Since our inception, we have not paid cash dividends.

	December 31,
(dollars in thousands)	2023	2022	2021
Return on average assets	0.34%	0.90%	1.75%
Return on average equity	4.44%	10.20%	18.64%
Return on average common equity	4.44%	10.20%	18.64%
Average equity to average assets ratio	7.71%	8.85%	9.39%
Tangible common equity to assets ratio	7.70%	7.98%	9.50%

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

Regulatory capital rules, which we refer to as Basel III, impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies other than “small bank holding companies,” generally holding companies with consolidated assets of less than $3 billion. In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of our minimum risk-based capital requirements. This buffer must consist solely of common equity Tier 1, but the buffer applies to all three measurements (common equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer consists of an additional amount of CET1 equal to 2.5% of risk-weighted assets.

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of December 31, 2023, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements. See Note 21 to the Consolidated Financial Statements for ratios of the Company.

	Actual		For capital adequacy purposes minimum (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Total Capital (to risk weighted assets)	$390,197	12.28%	$254,278	8.00%	$317,847	10.00%
Tier 1 Capital (to risk weighted assets)	350,455	11.03%	190,708	6.00%	254,278	8.00%
Common Equity Tier 1 (to risk weighted assets)	350,455	11.03%	143,031	4.50%	206,601	6.50%
Tier 1 Capital (to average assets)	350,455	8.47%	165,414	4.00%	206,767	5.00%

As of December 31, 2022
Total Capital (to risk weighted assets)	$366,988	12.45%	$235,892	8.00%	$294,865	10.00%
Tier 1 Capital (to risk weighted assets)	330,108	11.20%	176,919	6.00%	235,892	8.00%
Common Equity Tier 1 (to risk weighted assets)	330,108	11.20%	132,689	4.50%	191,662	6.50%
Tier 1 Capital (to average assets)	330,108	9.43%	140,040	4.00%	175,050	5.00%

As of December 31, 2021
Total Capital (to risk weighted assets)	$331,052	14.36%	$184,418	8.00%	$230,522	10.00%
Tier 1 Capital (to risk weighted assets)	302,217	13.11%	138,313	6.00%	184,418	8.00%
Common Equity Tier 1 (to risk weighted assets)	302,217	13.11%	103,735	4.50%	149,839	6.50%
Tier 1 Capital (to average assets)	302,217	10.55%	114,537	4.00%	143,172	5.00%
(1)	Ratios do not include the capital conservation buffer of 2.5%.

On September 30, 2019, the Company sold and issued $23.0 million in aggregate principal amount of its 4.75% Fixed-to-Floating Rate Subordinated Notes due 2029 to eligible purchasers in a private offering. The Company used the proceeds from the offering, which were approximately $22.5 million, for general corporate purposes, including providing capital to the Bank and supporting organic growth. The Notes rank junior in right to payment to the Company’s current and future senior indebtedness. The Notes are intended to qualify as Tier 2 capital for regulatory capital purposes for the Company and are subject to certain limitations. See Note 9 to the Consolidated Financial Statements for more information on our subordinated debentures.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2023, unfunded commitments to extend credit were approximately $724.6 million, of which $145.6 million were at fixed rates and $579.0 million were at variable rates. At December 31, 2022, unfunded commitments to extend credit were $878.3 million, of which approximately $318.9 million were at fixed rates and $559.4 million were at variable rates. A majority of the unfunded commitments related to commercial business lines of credit and home equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2023 and 2022, there were $16.1 million and $14.3 million of commitments under letters of credit, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

We actively monitor and manage our interest rate risk exposure to seek to control the mix and maturities of our assets and liabilities utilizing a process we call asset/liability management. The essential purposes of asset/liability management are to seek to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities in order to minimize potentially adverse impacts on earnings from changes in market interest rates. Our asset/liability management committee (“ALCO”) monitors and considers methods of managing exposure to interest rate risk. We have both an internal ALCO consisting of senior management that meets no less than quarterly and a board risk committee that meets quarterly. These committees are responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

As of December 31, 2023, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	(12.68)%
Up 200 basis points	(8.45)%
Up 100 basis points	(4.26)%
Base	-
Down 100 basis points	5.85%
Down 200 basis points	10.64%
Down 300 basis points	15.29%

Contractual Obligations

We have commitments with various investment partners under the Small Business Investment Company (“SBIC”) and the Rural Business Investment Company (“RBIC”) programs for which we have committed to make capital contributions from time to time. As of December 31, 2023, $1.4 million remained outstanding under these commitments.

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

The following table provides payments due by period for obligations under long-term borrowings and operating lease obligations as of December 31, 2023.

	December 31, 2023
	Payments Due by Period
(dollars in thousands)	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Four Years	After Five Years	Total
Certificates of deposit	$494,392	45,190	100,308	60	118,282	758,232
Subordinated debentures	-	-	-	-	36,322	36,322
Operating lease obligations	2,099	2,157	2,210	2,267	22,202	30,935
Total	$496,490	47,347	102,518	2,327	176,807	825,489

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

Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this evaluation under the COSO criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the internal control structure over financial reporting as of December 31, 2023 has been audited by Elliott Davis, LLC, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.

/s/ R. Arthur Seaver, Jr.	/s/ D. Andrew Borrmann
Chief Executive Officer	Chief Financial Officer
Southern First Bancshares, Inc.	Southern First Bancshares, Inc.
66

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Southern First Bancshares, Inc. and Subsidiary

Opinion on the Internal Control Over Financial Reporting

We have audited Southern First Bancshares, Inc. and Subsidiary's (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023 of the Company and our report dated March 5, 2024 expressed an unqualified opinion.

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

March 5, 2024

Report of Independent Registered Public Accounting Firm (PCAOB ID 149)

To the Shareholders and Board of Directors of

Southern First Bancshares, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southern First Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 5, 2024, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses

As described in Note 4 to the Company’s financial statements, the Company has a gross loan portfolio of $3.6 billion and related allowance for credit losses of $40.7 million as of December 31, 2023. As described by the Company in Note 1, the Company calculates lifetime probability of default and loss given default rates based on historical loss experience, which is used to calculate expected losses based on the pool’s loss rate and the age of loans in the pool. Management also considers further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that exist for the period over which historical information is evaluated as well as other changes in qualitative factors not inherently considered in the quantitative analyses. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management but measured by objective measurements period over period. The data for each measurement may be obtained from internal or external sources. These adjustments are based upon quarterly trend assessments in certain economic factors as well as associate retention and turnover, portfolio concentrations, and growth characteristics.

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

The primary procedures we performed to address this critical audit matter included the following:

•	We tested the design and operating effectiveness of controls relating to the Company’s determination of the allowance for credit losses, including controls over qualitative factors.
•	We tested the design and operating effectiveness of controls relating to management’s review of reliability and accuracy of data used to calculate and estimate the various components of the allowance for credit losses, including accuracy of the calculation and validation procedures over the models.
•	We evaluated the relevance and the reasonableness of assumptions related to evaluation of the loan portfolio, current and forecasted economic conditions, and other risk factors used in development of the qualitative factors.
•	We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, and other audit evidence gathered.
•	We assessed the overall trends in credit quality, including adjustments for the qualitative factors by comparing the overall allowance for credit losses to those recorded by the Company’s peer institutions.
•	We evaluated subsequent events and transactions and considered whether they corroborated or contradicted the Company’s conclusion.

/s/ Elliott Davis, LLC

We have served as the Company's auditor since 1999.

Greenville, South Carolina

March 5, 2024

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2023	2022
ASSETS
Cash and cash equivalents:
Cash and due from banks	$28,020	18,788
Federal funds sold	119,349	101,277
Interest-bearing deposits with banks	8,801	50,809
Total cash and cash equivalents	156,170	170,874
Investment securities:
Investment securities available for sale	134,702	93,347
Other investments	19,939	10,833
Total investment securities	154,641	104,180
Mortgage loans held for sale	7,194	3,917
Loans	3,602,627	3,273,363
Less allowance for credit losses	(40,682)	(38,639)
Loans, net	3,561,945	3,234,724
Bank owned life insurance	52,501	51,122
Property and equipment, net	94,301	99,183
Deferred income taxes, net	12,200	12,522
Other assets	16,837	15,459
Total assets	$4,055,789	3,691,981
LIABILITIES
Deposits	$3,379,564	3,133,864
Federal Home Loan Bank advances and other borrowings	275,000	175,000
Subordinated debentures	36,322	36,214
Other liabilities	52,436	52,391
Total liabilities	3,743,322	3,397,469
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 8,088,186 and 8,011,045 shares issued and outstanding at December 31, 2023 and 2022, respectively	81	80
Nonvested restricted stock	(3,596)	(3,306)
Additional paid-in capital	121,777	119,027
Accumulated other comprehensive loss	(11,342)	(13,410)
Retained earnings	205,547	192,121
Total shareholders’ equity	312,467	294,512
Total liabilities and shareholders’ equity	$4,055,789	3,691,981

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(dollars in thousands, except per share data)	2023	2022	2021
Interest income
Loans	$166,137	114,233	91,599
Investment securities	4,463	1,990	1,335
Federal funds sold and interest-bearing deposits with banks	6,998	1,439	233
Total interest income	177,598	117,662	93,167
Interest expense
Deposits	91,373	18,102	3,909
Borrowings	8,571	1,939	1,526
Total interest expense	99,944	20,041	5,435
Net interest income	77,654	97,621	87,732
Provision for (reversal of) credit losses	1,260	6,155	(12,400)
Net interest income after provision for credit losses	76,394	91,466	100,132
Noninterest income
Mortgage banking income	4,036	4,198	11,376
Service fees on deposit accounts	1,382	1,265	1,174
ATM and debit card income	2,245	2,163	2,037
Income from bank owned life insurance	1,379	1,289	1,231
Net lender fees on PPP loan sale	-	-	268
Gain (loss) on disposal of fixed assets	-	(394)	10
Gain (loss) on sale of securities	-	12	(3)
Other income	818	1,047	1,008
Total noninterest income	9,860	9,580	17,101
Noninterest expenses
Compensation and benefits	40,275	38,790	36,103
Occupancy	10,255	9,105	6,956
Other real estate owned expenses, net	-	-	385
Outside service and data processing costs	7,078	6,112	5,468
Insurance	3,766	1,686	1,149
Professional fees	2,496	2,635	2,589
Marketing	1,357	1,216	905
Other	3,600	3,389	2,875
Total noninterest expenses	68,827	62,933	56,430
Income before income tax expense	17,427	38,113	60,803
Income tax expense	4,001	8,998	14,092
Net income available to common shareholders	$13,426	29,115	46,711
Earnings per common share
Basic	$1.67	3.66	5.96
Diluted	$1.66	3.61	5.85
Weighted average common shares outstanding
Basic	8,046,633	7,958,294	7,843,692
Diluted	8,078,454	8,071,690	7,988,980

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(dollars in thousands)	2023	2022	2021
Net income	$13,426	29,115	46,711
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	2,620	(16,027)	(2,232)
Tax (expense) benefit	(552)	3,367	467
Reclassification of realized (gain) loss	-	(12)	3
Tax expense (benefit)	-	2	(1)
Other comprehensive income (loss)	2,068	(12,670)	(1,763)
Comprehensive income	$15,494	16,445	44,948

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive income	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	(loss)	Earnings	Total
December 31, 2020	7,772,748	$78	-	$-	$(698)	$108,831	$1,023	$119,060	$228,294
Net income	-	-	-	-	-	-	-	46,711	46,711
Proceeds from exercise of stock options	127,871	1	-	-	-	3,011	-	-	3,012
Issuance of restricted stock, net of forfeitures	25,200	-	-	-	(1,236)	1,236	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	499	-	-	-	499
Compensation expense related to stock options, net of tax	-	-	-	-	-	1,148	-	-	1,148
Other comprehensive loss	-	-	-	-	-	-	(1,763)	-	(1,763)
December 31, 2021	7,925,819	$79	-	$-	$(1,435)	$114,226	$(740)	$165,771	$277,901
Adoption of ASU 2016-13	-	-	-	-	-	-	-	(2,765)	(2,765)
Net income	-	-	-	-	-	-	-	29,115	29,115
Proceeds from exercise of stock options	32,375	1	-	-	-	904	-	-	905
Issuance of restricted stock, net of forfeitures	52,851	-	-	-	(2,970)	2,970	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	1,099	-	-	-	1,099
Compensation expense related to stock options, net of tax	-	-	-	-	-	927	-	-	927
Other comprehensive loss	-	-	-	-	-	-	(12,670)	-	(12,670)
December 31, 2022	8,011,045	$80	-	$-	$(3,306)	$119,027	$(13,410)	$192,121	$294,512
Net income	-	-	-	-	-	-	-	13,426	13,426
Proceeds from exercise of stock options	26,250	-	-	-	-	518	-	-	518
Issuance of restricted stock, net of forfeitures	50,891	1	-	-	(1,705)	1,704	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	1,415	-	-	-	1,415
Compensation expense related to stock options, net of tax	-	-	-	-	-	528	-	-	528
Other comprehensive income	-	-	-	-	-	-	2,068	-	2,068
December 31, 2023	8,088,186	$81	-	$-	$(3,596)	$121,777	$(11,342)	$205,547	$312,467

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(dollars in thousands)	2023	2022	2021
Operating activities
Net income	$13,426	29,115	46,711
Adjustments to reconcile net income to cash provided by operating activities:
Provision for (reversal of) credit losses	1,260	6,155	(12,400)
Depreciation and other amortization	4,816	3,698	2,319
Accretion and amortization of securities discounts and premiums, net	61	694	935
Loss on sale of other real estate owned	-	-	376
(Gain) loss on sale of investment securities available for sale	-	(12)	3
(Gain) loss on sale of fixed assets	-	394	(10)
Net change in operating leases	233	872	605
Compensation expense related to stock options and restricted stock grants	1,943	2,026	1,647
Gain on sale of loans held for sale	(3,790)	(2,914)	(13,676)
Loans originated and held for sale	(147,040)	(165,698)	(486,145)
Proceeds from sale of loans held for sale	147,553	178,251	546,522
Increase in cash surrender value of bank owned life insurance	(1,379)	(1,289)	(1,231)
(Increase) decrease in deferred tax asset	(230)	(22)	1,589
(Increase) decrease in other assets, net	(1,378)	(5,047)	2,126
Increase (decrease) in other liabilities, net	2,178	4,082	(11,302)
Net cash provided by operating activities	17,653	50,305	78,069
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(329,431)	(782,130)	(348,718)
Purchase of property and equipment	(1,242)	(13,950)	(26,509)
Purchase of investment securities:
Available for sale	(63,224)	(13,048)	(49,393)
Other investments	(51,642)	(27,751)	(2,250)
Proceeds from maturities, calls and repayments of investment securities:
Available for sale	7,928	10,833	20,673
Other investments	42,536	20,939	1,861
Proceeds from maturities of investment securities available for sale	16,500	12,429	-
Purchase of bank owned life insurance policies	-	-	(7,500)
Proceeds from sale of fixed assets	-	95	50
Proceeds from sale of other real estate owned	-	-	1,159
Net cash used for investing activities	(378,575)	(792,583)	(410,627)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	245,700	570,038	421,068
Increase (decrease) in Federal Home Loan Bank advances and other borrowings	100,000	175,000	(25,000)
Proceeds from the exercise of stock options	518	905	3,012
Net cash provided by financing activities	346,218	745,943	399,080
Net increase (decrease) in cash and cash equivalents	(14,704)	3,665	66,522
Cash and cash equivalents, beginning of year	170,874	167,209	100,687
Cash and cash equivalents, end of year	$156,170	$170,874	167,209
Supplemental information
Cash paid for
Interest	$93,351	18,877	6,402
Income taxes	1,514	11,828	21,652
Schedule of non-cash transactions
Foreclosure of other real estate	-	-	367
Unrealized gain (loss) on securities, net of income taxes	2,068	(12,660)	(1,765)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	145	595	10,221

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

Risks and Uncertainties

In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default within the Company’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company. There were three significant bank failures in the first five months of 2023, primarily due to the failed banks’ lack of liquidity as depositors sought to withdraw their deposits. Due to rising interest rates, the failed banks were unable to sell investment securities held to meet liquidity needs without realizing substantial losses. As a result of the recent bank failures and in an effort to strengthen public confidence in the banking system and protect depositors, regulators announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which has and could continue to increase the cost of our FDIC insurance assessments. The continued impact of these bank failures on the economy, financial institutions and their depositors, as well as any governmental regulatory responses or actions resulting from the same, is difficult to predict at this time.

The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to changes with respect to valuation of assets, amount of required credit loss allowance and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.

The Bank makes loans to individuals and businesses in the Upstate, Midlands, and Lowcountry regions of South Carolina as well as the Triangle, Triad and Charlotte regions of North Carolina and Atlanta, Georgia for various personal and commercial purposes. The Bank’s loan portfolio has a concentration of real estate loans. As of December 31, 2023 and 2022, real estate loans represented 84.8% of total loans. However, borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

As of December 31, 2023, the Company’s and the Bank’s capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession, our reported and regulatory capital ratios could be adversely impacted by future credit losses.

The Company maintains access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the subsidiary bank. As of December 31, 2023, the $15.0 million line was unused.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest bearing deposits and federal funds sold. Cash and cash equivalents have original maturities of three months or less, and federal funds sold are generally purchased and sold for one-day periods. Accordingly, the carrying value of these instruments is deemed to be a reasonable estimate of fair value. At December 31, 2023 and 2022, included in cash and cash equivalents was $5.1 million and $5.8 million, respectively, on deposit with the Federal Reserve Bank.

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

Other Investments

Other investments include stock acquired for membership and regulatory purposes, such as Federal Home Loan Bank of Atlanta (“FHLB”) stock, investments in unconsolidated subsidiaries and other nonmarketable securities. FHLB stock is generally pledged against any borrowings from the FHLB and cash dividends on our FHLB stock are recorded in investment income. Other nonmarketable securities consist of investments in funds related to the Small Business Investment Company (“SBIC”) and Rural Business Investment Company (“RBIC”) programs, as well as an investment in a South Carolina not-for-profit corporation. No ready market exists for these stocks and they have no quoted market value. As a result, these securities are carried at cost and are periodically evaluated for impairment.

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

Individually Evaluated Loans

Our individually evaluated loans include loans on nonaccrual status and certain loans modified to borrowers experiencing financial difficulty, whether on accrual or nonaccrual status. For loans that are classified as individually evaluated, an allowance is established when the fair value (discounted cash flows, collateral value, or observable market price) of the individually evaluated loan less costs to sell, are lower than the carrying value of that loan. A loan is considered individually evaluated when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due, among other factors. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as individually evaluated. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including, without limitation, the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The allowance for credit loss is measured on a loan by loan basis for commercial and consumer loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Loan Modifications to Borrowers Experiencing Financial Difficulty

Loans that are modified are reviewed by the Company to identify if the modification was due to a borrower experiencing financial difficulty. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. The modification of the terms of such loans includes one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date, a permanent reduction of the recorded investment of the loan, or an other-than-insignificant payment delay. The adoption of Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023 eliminated the recognition and measurement of troubled debt restructurings (“TDRs”) and enhanced disclosures for modifications to loans related to borrowers experiencing financial difficulties.

Other Real Estate Owned (“OREO”)

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

Operating Leases

The Company maintains operating leases on land and buildings for various office spaces. The operating right-of-use asset is included in property and equipment and the operating right-of-use liability is included in other liabilities on the balance sheet. The right-of-use asset and lease liability are recognized at lease commencement by calculating the net present value of the lease payments over the lease term.

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

Income Taxes

The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for the purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Company believes that its income tax filing positions taken or expected to be taken on its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s federal and state income tax returns are open and subject to examination from the 2020 tax return year and forward.

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

On January 1, 2022, the Company adopted the guidance prospectively with a cumulative adjustment to retained earnings. Results for reporting periods beginning after January 1, 2022 are presented under CECL while prior period amounts continue to be reported in accordance with the previously applicable incurred loss accounting methodology. The transition adjustment for the adoption of CECL included an increase in the allowance for credit losses on loans of $1.5 million and an increase in the reserve for unfunded loan commitments of $2.0 million, which is recorded within other liabilities. The adoption of CECL had an insignificant impact on the Company's investment securities portfolio. The Company recorded a net decrease to retained earnings of $2.8 million as of January 1, 2022 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Federal banking regulatory agencies provided optional relief to delay the adverse regulatory capital impact of CECL at adoption. The Company did not elect to use this optional relief.

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

Allowance for Credit Losses – Investment Securities

For available for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income with the establishment of an allowance under CECL compared to a direct write down of the security under Incurred Loss. For debt securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, management considers any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses under CECL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2023 and 2022, there was no allowance for credit losses related to the available-for-sale portfolio. In addition, the Company had no held to maturity securities at December 31, 2023 and 2022.

Accrued interest receivable on available for sale debt securities totaled $530,000 and $382,000 at December 31, 2023 and December 31, 2022, respectively, and was excluded from the estimate of credit losses.

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
80

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

Loans that do not share similar risk characteristics with the collectively evaluated pools are evaluated on an individual basis and are excluded from the collectively evaluated loan pools. Individual loan evaluations are generally performed for nonaccrual loans and other loans as considered necessary. Such loans are evaluated for credit losses based on either discounted cash flows or the fair value of collateral. The Company has elected the practical expedient under ASC 326 to estimate expected credit losses based on the fair value of collateral, which considers selling costs in the event sale of the collateral is expected. Loans for which terms have been modified are evaluated using these same individual evaluation methods. In the event the discounted cash flow method is used for a loan modification, the original interest rate is used to discount expected cash flows.

While the Company’s policies and procedures used to estimate the allowance for credit losses, as well as the resulting provision for credit losses charged to income, are considered adequate by management and are reviewed periodically by regulators, model validators and internal audit, they are necessarily approximate and imprecise. There are factors beyond the Company’s control, such as changes in projected economic conditions, real estate markets or particular industry conditions which may materially impact asset quality and the adequacy of the allowance for credit losses and thus the resulting provision for credit losses.

Accrued Interest Receivable

Accrued interest receivable related to loans totaled $11.6 million and $8.9 million at December 31, 2023 and December 31, 2022, respectively, and was reported in other assets on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectable interest.

Unfunded Commitments

Effective with the adoption of CECL, the Company estimates expected credit losses on commitments to extend credit over the contractual period in which the Company is exposed to credit risk on the underlying commitments, unless the obligation is unconditionally cancelable by the Company. The allowance for off-balance sheet credit exposures, which is reflected within other liabilities on the consolidated balance sheets, is adjusted for as an increase or decrease to the provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance is calculated using the same aggregate reserve rates calculated for the funded portion of loans at the portfolio level applied to the amount of commitments expected to fund.

The Company's CECL allowances will fluctuate over time due to macroeconomic conditions and forecasts as well as the size and composition of the loan portfolios.

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

In December 2023, the FASB amended the Income Taxes topic in the Accounting Standards Codification to improve the transparency of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company does not expect these amendments to have a material effect on its financial statements.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	December 31, 2023
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,147	-	237	1,910
US treasuries	9,495	1	102	9,394
US government agencies	20,594	-	1,938	18,656
State and political subdivisions	22,642	11	2,912	19,741
Asset-backed securities	33,450	2	216	33,236
Mortgage-backed securities
FHLMC	23,070	-	3,492	19,578
FNMA	32,667	-	4,778	27,889
GNMA	4,993	-	695	4,298
Total mortgage-backed securities	60,730	-	8,965	51,765
Total	$149,058	14	14,370	134,702
	December 31, 2022
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,172	-	289	1,883
US treasuries	999	-	128	871
US government agencies	13,007	-	2,390	10,617
State and political subdivisions	22,910	-	4,004	18,906
Asset-backed securities	6,435	-	206	6,229
Mortgage-backed securities
FHLMC	24,086	-	3,745	20,341
FNMA	35,141	-	5,520	29,621
GNMA	5,573	-	694	4,879
Total mortgage-backed securities	64,800	-	9,959	54,841
Total	$110,323	-	16,976	93,347

During 2023, $16.5 million of investment securities matured. No gain or loss was recognized on the maturity of the investment securities. During 2022, approximately $12.6 million of investment securities were either sold or called, resulting in a gross gain on sale of investment securities of $83,000 and a gross loss on sale of investment securities of $71,000. During 2021, approximately $770,000 of investment securities were either sold or called, resulting in a gross gain on sale of investment securities of $6,000 and a gross loss on sale of investment securities of $9,000.

The amortized costs and fair values of investment securities available for sale at December 31, 2023 and 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31, 2023		December 31, 2022
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due within one year	$9,503	9,467	$-	-
Due after one through five years	10,222	9,279	9,398	8,277
Due after five through ten years	32,159	28,380	24,436	20,043
Due after ten years	97,174	87,576	76,489	65,027
	$149,058	134,702	$110,323	93,347

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2023 and 2022.

	December 31, 2023
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
As of December 31, 2023
Available for sale
Corporate bonds	-	$-	$-	1	$1,910	$237	1	$1,910	$237
US treasuries	-	-	-	1	897	102	1	897	102
US government agencies	2	7,533	50	10	11,123	1,888	12	18,656	1,938
State and political subdivisions	-	-	-	30	18,964	2,912	30	18,964	2,912
Asset-backed	8	26,746	145	7	4,866	71	15	31,612	216
Mortgage-backed
FHLMC	2	2,869	36	19	16,709	3,456	21	19,578	3,492
FNMA	-	-	-	37	27,889	4,778	37	27,889	4,778
GNMA	-	-	-	6	4,298	695	6	4,298	695
	12	$37,148	$231	111	$86,656	$14,139	123	$123,804	$14,370

	December 31, 2022
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
As of December 31, 2022
Available for sale
Corporate bonds	-	$-	$-	1	$1,883	$289	1	$1,883	$289
US treasuries	-	-	-	1	871	128	1	871	128
US government agencies	-	-	-	10	10,617	2,390	10	10,617	2,390
State and political subdivisions	10	5,101	763	22	13,805	3,241	32	18,906	4,004
Asset-backed	5	4,291	135	3	1,938	71	8	6,229	206
Mortgage-backed
FHLMC	4	3,712	155	17	16,629	3,590	21	20,341	3,745
FNMA	9	2,208	201	28	27,413	5,319	37	29,621	5,520
GNMA	1	103	7	6	4,776	687	7	4,879	694
	29	$15,415	$1,261	88	$77,932	$15,715	117	$93,347	$16,976

At December 31, 2023, the Company had 123 individual investments that were in an unrealized loss position. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost.

Other investments are comprised of the following and are recorded at cost which approximates fair value:

	December 31,
(dollars in thousands)	2023	2022
Federal Home Loan Bank stock	$16,063	$9,250
Other nonmarketable investments	3,473	1,180
Investment in Trust Preferred subsidiaries	403	403
Total other investments	$19,939	$10,833

The Company has evaluated other investments for impairment and determined that the other investments are not impaired as of December 31, 2023 and ultimate recoverability of the par value of this investment is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At December 31, 2023 and 2022, there were no securities pledged as collateral for repurchase agreements from brokers.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. Loans held for sale include mortgage loans which are saleable into the secondary mortgage markets and their fair values are estimated using observable quoted market or contracted prices or market price equivalents, which would be used by other market participants. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At December 31, 2023, mortgage loans held for sale totaled $7.2 million compared to $3.9 million at December 31, 2022.

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

Mortgage loans sold to investors by the Company, and which were believed to have met investor and agency underwriting guidelines at the time of sale, may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company may, upon mutual agreement, agree to repurchase the loans or indemnify the investor against future losses on such loans. In such cases, the Company bears any subsequent credit loss on the loans. As appropriate, the Company establishes mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate of losses. As of December 31, 2023, the repurchase reserve was immaterial to the financial statements.
NOTE 4 – Loans and Allowance for Credit Losses

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Upstate, Midlands, and Lowcountry regions of South Carolina, the Triangle,Triad, and Charlotte regions of North Carolina as well as Atlanta, Georgia. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. The Company focuses its lending activities on businesses and individuals that reside in the markets that we serve. The principal component of the loan portfolio is loans secured by real estate mortgages which account for 84.8% of total loans at December 31, 2023. Commercial loans comprise 56.5% of total real estate loans and consumer loans account for 43.5%. Commercial real estate loans are further categorized into owner occupied which represents 17.5% of total loans and non-owner occupied loans which represents 26.2%. Commercial construction loans represent only 4.2% of the total loan portfolio.

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

Loan Portfolio Composition

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $7.0 million and $7.3 million as of December 31, 2023 and December 31, 2022, respectively.

	December 31
(dollars in thousands)	2023			2022
Commercial
Owner occupied RE	$631,657	17.5%	612,901	18.7%
Non-owner occupied RE	942,529	26.2%	862,579	26.3%
Construction	150,680	4.2%	109,726	3.4%
Business	500,161	13.9%	468,112	14.3%
Total commercial loans	2,225,027	61.8%	2,053,318	62.7%
Consumer
Real estate	1,082,429	30.0%	931,278	28.4%
Home equity	183,004	5.1%	179,300	5.5%
Construction	63,348	1.7%	80,415	2.5%
Other	48,819	1.4%	29,052	0.9%
Total consumer loans	1,377,600	38.2%	1,220,045	37.3%
Total gross loans, net of deferred fees	3,602,627	100.0%	3,273,363	100.0%
Less – allowance for credit losses	(40,682)		(38,639)
Total loans, net	$3,561,945		3,234,724

The composition of gross loans by rate type is as follows:

	December 31,
(dollars in thousands)	2023	2022
Floating rate loans	$574,352	439,287
Fixed rate loans	3,028,275	2,834,076
	$3,602,627	3,273,363

At December 31, 2023, approximately $1.25 billion of the Company’s mortgage loans were pledged as collateral for advances from the FHLB, as set forth in Note 8.

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

A description of the general characteristics of the risk grades is as follows:

●	Pass— A pass loan ranges from minimal to average credit risk; however, still has acceptable credit risk.

●	Watch— A watch loan exhibits above average credit risk due to minor weaknesses and warrants closer scrutiny by management.
86

●	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

●	Substandard— A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, which may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

●	Doubtful— A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.
87

The following table presents loan balances classified by credit quality indicators by year of origination as of December 31, 2023.

	December 31, 2023
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$42,846	180,654	138,549	64,818	59,880	110,502	85	166	597,500
Watch	-	3,460	460	15,997	3,525	6,616	-	-	30,058
Special Mention	-	181	-	-	-	3,057	-	-	3,238
Substandard	-	-	-	-	-	861	-	-	861
Total Owner occupied RE	42,846	184,295	139,009	80,815	63,405	121,036	85	166	631,657

Non-owner occupied RE
Pass	84,617	298,063	162,697	107,364	59,260	163,990	9,249	-	885,240
Watch	1,007	3,260	9,914	533	5,545	10,630	-	-	30,889
Special Mention	-	-	7,759	-	8,252	879	-	-	16,890
Substandard	-	-	313	-	8,088	1,109	-	-	9,510
Total Non-owner occupied RE	85,624	301,323	180,683	107,897	81,145	176,608	9,249	-	942,529

Construction
Pass	27,262	86,161	24,399	11,459	-	-	-	-	149,281
Watch	-	1,399	-	-	-	-	-	-	1,399
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Construction	27,262	87,560	24,399	11,459	-	-	-	-	150,680

Business
Pass	48,705	134,999	48,557	18,868	17,292	47,708	146,745	1,431	464,305
Watch	127	15,867	1,833	1,010	842	3,584	7,570	506	31,339
Special Mention	241	961	98	857	184	447	150	97	3,035
Substandard	-	-	155	-	132	1,195	-	-	1,482
Total Business	49,073	151,827	50,643	20,735	18,450	52,934	154,465	2,034	500,161
Total Commercial loans	204,805	725,005	394,734	220,906	163,000	350,578	163,799	2,200	2,225,027

Consumer
Real estate
Pass	144,179	273,585	278,138	176,395	66,087	105,383	-	-	1,043,767
Watch	490	5,658	8,230	3,917	2,051	3,890	-	-	24,236
Special Mention	143	2,499	1,657	1,291	2,220	3,360	-	-	11,170
Substandard	-	-	635	817	318	1,486	-	-	3,256
Total Real estate	144,812	281,742	288,660	182,420	70,676	114,119	-	-	1,082,429

Home equity
Pass	-	-	-	-	-	-	171,003	-	171,003
Watch	-	-	-	-	-	-	6,393	-	6,393
Special Mention	-	-	-	-	-	-	4,283	-	4,283
Substandard	-	-	-	-	-	-	1,325	-	1,325
Total Home equity	-	-	-	-	-	-	183,004	-	183,004

Construction
Pass	14,339	39,893	9,116	-	-	-	-	-	63,348
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Construction	14,339	39,893	9,116	-	-	-	-	-	63,348

Other
Pass	1,278	2,551	2,361	1,457	803	2,604	36,549	-	47,603
Watch	9	29	348	-	15	163	58	-	622
Special Mention	33	333	-	-	23	82	41	-	512
Substandard	-	-	75	-	-	-	7	-	82
Total Other	1,320	2,913	2,784	1,457	841	2,849	36,655	-	48,819
Total Consumer loans	160,471	324,548	300,560	183,877	71,517	116,968	219,659	-	1,377,600
Total loans	$365,276	1,049,553	695,294	404,783	234,517	467,546	383,458	2,200	3,602,627
Current period gross write-offs	-	(200)	-	(28)	-	(42)	(469)	(22)	(761)
88

The following table presents loan balances classified by credit quality indicators and loan categories as of December 31, 2022.

	December 31, 2022
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$169,083	122,654	85,867	66,299	36,718	93,915	-	-	574,536
Watch	14,648	479	9,339	3,658	-	6,792	-	-	34,916
Special Mention	200	-	-	-	-	2,960	-	-	3,160
Substandard	-	-	-	-	289	-	-	-	289
Total Owner occupied RE	183,931	123,133	95,206	69,957	37,007	103,667	-	-	612,901

Non-owner occupied RE
Pass	281,890	169,599	113,264	59,550	79,722	106,967	604	137	811,733
Watch	1,061	9,491	-	10,683	1,408	11,660	-	-	34,303
Special Mention	-	202	-	6,087	-	930	-	-	7,219
Substandard	-	134	-	7,992	327	871	-	-	9,324
Total Non-owner occupied RE	282,951	179,426	113,264	84,312	81,457	120,428	604	137	862,579

Construction
Pass	48,420	55,129	4,811	247	-	-	-	-	108,607
Watch	1,119	-	-	-	-	-	-	-	1,119
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Construction	49,539	55,129	4,811	247	-	-	-	-	109,726

Business
Pass	136,489	57,804	29,864	21,807	35,249	28,914	136,337	709	447,174
Watch	3,186	2,058	1,318	1,282	179	3,074	3,783	439	15,319
Special Mention	1,137	260	386	210	-	252	115	642	3,002
Substandard	498	-	188	233	315	911	472	-	2,617
Total Business	141,310	60,122	31,756	23,533	35,743	33,151	140,707	1,790	468,112
Total Commercial loans	657,731	417,810	245,037	178,049	154,207	257,246	141,311	1,927	2,053,318

Consumer
Real estate
Pass	243,589	269,565	189,075	72,499	39,042	76,172	-	-	889,942
Watch	6,196	8,256	3,847	2,278	494	3,671	-	-	24,742
Special Mention	3,114	1,938	2,644	2,258	955	2,639	-	-	13,548
Substandard	-	648	227	341	408	1,422	-	-	3,046
Total Real estate	252,899	280,407	195,793	77,376	40,899	83,904	-	-	931,278

Home equity
Pass	-	-	-	-	-	-	165,847	-	165,847
Watch	-	-	-	-	-	-	7,226	-	7,226
Special Mention	-	-	-	-	-	-	4,055	-	4,055
Substandard	-	-	-	-	-	-	2,172	-	2,172
Total Home equity	-	-	-	-	-	-	179,300	-	179,300

Construction
Pass	41,138	34,039	4,923	-	-	-	-	-	80,100
Watch	-	-	-	-	-	-	-	-	-
Special Mention	-	-	-	315	-	-	-	-	315
Substandard	-	-	-	-	-	-	-	-	-
Total Construction	41,138	34,039	4,923	315	-	-	-	-	80,415

Other
Pass	3,894	3,038	1,702	1,534	341	3,015	14,465	-	27,989
Watch	46	367	15	5	16	175	93	-	717
Special Mention	94	-	-	44	75	23	97	-	332
Substandard	-	-	-	5	-	-	9	-	14
Total Other	4,034	3,405	1,717	1,588	432	3,213	14,663	-	29,052
Total Consumer loans	298,071	317,851	202,433	79,279	41,331	87,117	193,963	-	1,220,045
Total loans	$955,802	735,661	447,470	257,328	195,538	344,363	335,274	1,927	3,273,363
Current period gross write-offs	-	(91)	-	(23)	-	(32)	(339)	-	(485)
89

The following tables present loan balances by payment status.

	December 31, 2023
(dollars in thousands)	Accruing 30-59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$74	-	-	-	631,583	631,657
Non-owner occupied RE	8,102	-	-	1,423	933,004	942,529
Construction	-	-	-	-	150,680	150,680
Business	567	-	-	319	499,275	500,161
Consumer
Real estate	1,750	-	-	985	1,079,694	1,082,429
Home equity	601	30	-	1,236	181,137	183,004
Construction	-	-	-	-	63,348	63,348
Other	25	25	-	-	48,769	48,819
Total loans	$11,119	55	-	3,963	3,587,490	3,602,627

	December 31, 2022
(dollars in thousands)	Accruing 30-59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$-	-	-	-	612,901	612,901
Non-owner occupied RE	119	757	-	247	861,456	862,579
Construction	-	-	-	-	109,726	109,726
Business	24	1	-	182	467,905	468,112
Consumer
Real estate	330	-	-	1,099	929,849	931,278
Home equity	50	-	-	1,099	178,151	179,300
Construction	-	-	-	-	80,415	80,415
Other	88	-	-	-	28,964	29,052
Total loans	$611	758	-	2,627	3,269,367	3,273,363

As of December 31, 2023 and December 31, 2022, loans 30 days or more past due represented 0.37% and 0.11% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.27% and 0.03% of the Company’s total loan portfolio as of December 31, 2023 and December 31, 2022, respectively. Consumer loans 30 days or more past due were 0.09% and 0.08% of total loans as of December 31, 2023 and December 31, 2022, respectively. The increase in accruing 30-59 days past due at December 31, 2023 primarily relates to one commercial relationship totaling $8.1 million.

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

	December 31,
(dollars in thousands)	2023	2022
Nonaccrual loans	$3,963	831
Nonaccruing TDRs	-	1,796
Total nonaccrual loans, including nonaccruing TDRs	3,963	2,627
Other real estate owned	-	-
Total nonperforming assets	$3,963	2,627
Nonperforming assets as a percentage of:
Total assets	0.10%	0.07%
Gross loans	0.11%	0.08%
Total loans over 90 days past due	$1,300	402
Loans over 90 days past due and still accruing	-	-
Accruing troubled debt restructurings	-	4,503

The table below summarizes nonaccrual loans by major categories for the periods presented.

	December 31, 2023			December 31, 2022
(dollars in thousands)	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total nonaccrual loans
Commercial
Owner occupied RE	$-	-	-	$-	-	-
Non-owner occupied RE	653	770	1,423	114	133	247
Construction	-	-	-	-	-	-
Business	164	155	319	-	182	182
Total commercial	817	925	1,742	114	315	429
Consumer
Real estate	-	985	985	-	1,099	1,099
Home equity	343	893	1,236	194	905	1,099
Construction	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total consumer	343	1,878	2,221	194	2,004	2,198
Total nonaccrual loans	$1,160	2,803	3,963	$308	2,319	2,627

Foregone interest income on the nonaccrual loans for the year ended December 31, 2023 was approximately $73,000 and approximately $28,000 for the same period in 2022. Interest income recognized on nonaccrual loans was insignificant during the years ended December 31, 2023 and 2022.

Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

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

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty during the twelve months ended December 31, 2023, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty.

			Term Extension
(dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial Business	$319	0.06%	Added a 1-year term to both of the loans modified. One loan was granted an extended amortization due to the inability to pay on a 3-year amortization. The other loan was given an interest only period due to the ability to pay only interest to get the loan renewed.

Neither of the two loans modified had a payment default during the period. The Company closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Both loans are in current payment status since the loan modification occurred in the third quarter of 2023. There have been no commitments to lend additional funds to the borrowers experiencing financial difficulty as of December 31, 2023.

Prior to the adoption of ASU 2022-02, the Company considered a loan to be a TDR when a debtor experienced financial difficulty and the Company granted a concession to the debtor that it would not normally consider. Concessions related to the contractual interest rate, maturity date, or payment structure of the note. As part of our prior workout plan for individual loan relationships, we restructured loan terms to assist borrowers facing challenges in the current economic environment.

At December 31, 2022, our TDRs included 13 loans totaling $6.3 million with a specific allowance for credit losses of $1.2 million. One consumer real estate loan with a pre-modification and post-modification balance of $885,000and two commercial business loans with a pre-modification and post-modification balance totaling $1.1 million were considered new TDRs during the twelve months ended December 31, 2022.

As of December 31, 2022, there were no loans modified as a TDR for which there was a payment default (60 days past due) within 12 months of the restructuring date.

Allowance for Credit Losses

The following table summarizes the activity related to the allowance for credit losses for the year ended December 31, 2023 and December 31, 2022 under the CECL methodology.  On January 1, 2022, we adopted the CECL methodology for estimating credit losses, which resulted in an increase of $1.5 million in our allowance for credit losses. The $2.2 million provision for credit losses for the 12 months ended December 31, 2023 was driven primarily by $329.3 million in loan growth for the year combined with lower expected loss rates due to historically low charge-offs during the year. The $5.4 million provision for credit losses for the 12 months ended December 31, 2022 was driven primarily by $783.5 million in loan growth for the year, as well as slightly lower expected loss rates and minor adjustments to two internal qualitative factors which increased the qualitative component of the allowance and related provision expense in 2022.

	Twelve months ended December 31, 2023
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$5,867	10,376	1,292	7,861	9,487	2,551	893	312	38,639
Provision for credit losses	251	848	302	(755)	1,160	422	(216)	197	2,209
Loan charge-offs	-	(242)	-	(65)	-	(438)	-	(16)	(761)
Loan recoveries	-	185	-	344	-	65	-	1	595
Net loan recoveries (charge-offs)	-	(57)	-	279	-	(373)	-	(15)	(166)
Balance, end of period	$6,118	11,167	1,594	7,385	10,647	2,600	677	494	40,682
Net charge-offs to average loans (annualized)									0.00%
Allowance for credit losses to gross loans									1.13%
Allowance for credit losses to nonperforming loans									1026.55%
	Twelve months ended December 31, 2022
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$4,700	10,518	625	4,887	7,083	1,697	578	320	30,408
Adjustment for CECL	(313)	333	154	1,057	(294)	438	130	(5)	1,500
Provision for credit losses	1,480	(2,015)	513	1,764	2,698	663	185	87	5,375
Loan charge-offs	-	-	-	(55)	-	(339)	-	(91)	(485)
Loan recoveries	-	1,540	-	208	-	92	-	1	1,841
Net loan recoveries (charge-offs)	-	1,540	-	153	-	(247)	-	(90)	1,356
Balance, end of period	$5,867	10,376	1,292	7,861	9,487	2,551	893	312	38,639
Net recoveries to average loans (annualized)									(0.05%)
Allowance for credit losses to gross loans									1.18%
Allowance for credit losses to nonperforming loans									1470.84%

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

The following table presents an analysis of collateral-dependent loans of the Company as of December 31, 2023 and December 31, 2022.

	December 31, 2023
(dollars in thousands)	Real estate	Business assets	Other	Total
Commercial
Owner occupied RE	$-	-	-	-
Non-owner occupied RE	720	-	-	720
Construction	-	-	-	-
Business	164	-	-	164
Total commercial	884	-	-	884
Consumer
Real estate	166	-	-	166
Home equity	343	-	-	343
Construction	-	-	-	-
Other	-	-	-	-
Total consumer	509	-	-	509
Total	$1,393	-	-	1,393

	December 31, 2022
(dollars in thousands)	Real estate	Business assets	Other	Total
Commercial
Owner occupied RE	$-	-	-	-
Non-owner occupied RE	114	-	-	114
Construction	-	-	-	-
Business	30	-	-	30
Total commercial	144	-	-	144
Consumer
Real estate	207	-	-	207
Home equity	194	-	-	194
Construction	-	-	-	-
Other	-	-	-	-
Total consumer	401	-	-	401
Total	$545	-	-	545

Allowance for Credit Losses - Unfunded Loan Commitments

The allowance for credit losses for unfunded loan commitments was $1.8 million and $2.8 million at December 31, 2023 and 2022, respectively, and is separately classified on the balance sheet within other liabilities. Prior to the adoption of CECL, the Company’s reserve for unfunded commitments was not material. The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the twelve months ended December 31, 2023 and December 31, 2022.

(dollars in thousands)	Twelve months ended December 31, 2023	Twelve months ended December 31, 2022
Balance, beginning of period	$2,780	-
Adjustment for adoption of CECL	-	2,000
Provision for credit losses	(949)	780
Balance, end of period	$1,831	2,780
Unfunded Loan Commitments	724,606	878,324
Reserve for Unfunded Commitments to Unfunded Loan Commitments	0.25%	0.32%
94

NOTE 5 – Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
(dollars in thousands)	2023	2022
Land	$11,244	11,244
Buildings	54,630	54,454
Leasehold improvements	5,762	5,545
Furniture and equipment	21,863	20,422
Software	409	409
Construction in process	130	742
Accumulated depreciation and amortization	(21,907)	(17,219)
Property and equipment, excluding ROU assets	72,131	75,597
ROU assets	22,170	23,586
Total property and equipment	$94,301	99,183

Construction in process at December 31, 2023 consisted primarily of costs associated with information technology projects that will be complete in 2024. Construction in process at December 31, 2022 consisted primarily of costs associated with the new bank headquarters building located in Greenville, South Carolina which was officially opened in June 2022. The move into the new building, and subsequent disposal of assets, resulted in a $439,000 loss for the twelve months ended December 31, 2022. The loss is reported in other noninterest income on the consolidated statements of income. Depreciation and amortization expense for the years ended December 31, 2023 and 2022 was $4.8 million and $3.7 million, respectively. Depreciation and amortization are charged to operations utilizing a straight-line method over the estimated useful lives of the assets. The estimated useful lives for the principal items follow:

Type of Asset	Life in Years
Software	3
Furniture and equipment	5 to 7
Leasehold improvements	5 to 15
Buildings	40

NOTE 6 – Leases

The Company had operating right-of-use assets, included in property and equipment, of $22.2 million and $23.6 million as of December 31, 2023 and 2022, respectively.  The Company had lease liabilities, included in other liabilities, of $24.6 million and $25.8 million as of December 31, 2023 and 2022, respectively. We maintain operating leases on land and buildings for various office spaces. The lease agreements have maturity dates ranging from April 2025 to February 2032, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 5.91 years and 6.89 years as of December 31, 2023 and 2022, respectively. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term. The ROU assets also include any initial direct costs incurred and lease payments made at or before commencement date and are reduced by any lease incentives.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption of ASC 842 and as of the lease commencement date for leases subsequently entered into. The weighted average discount rate for leases was 2.94% and 2.86% as of December 31, 2023 and 2022, respectively.

Total operating lease costs were $2.4 million and $2.7 million for the years ended December 31, 2023 and 2022, respectively.

Maturities of lease liabilities as of December 31, 2023 were as follows:

Operating
(dollars in thousands)	Leases
2024	$2,099
2025	2,157
2026	2,210
2027	2,267
2028	2,015
Thereafter	20,187
Total undiscounted lease payments	30,935
Discount effect of cash flows	6,291
Total lease liability	$24,644

NOTE 7 – Deposits

The following is a detail of the deposit accounts:

	December 31,
(dollars in thousands)	2023	2022
Noninterest bearing	$674,167	804,115
Interest bearing:
NOW accounts	310,218	318,030
Money market accounts	1,605,278	1,506,418
Savings	31,669	40,673
Time deposits	758,232	464,628
Total deposits	$3,379,564	3,133,864

At December 31, 2023 and 2022, time deposits greater than $250,000 were $568.1 million and $374.8 million, respectively.

Also, at December 31, 2023, the Company had $379.4 million deposits in brokered deposits, or deposits that were obtained outside the Company’s primary market, while at December 31, 2022 the Company had $236.2 million deposits in brokered deposits. Interest expense on time deposits greater than $250,000 was $23.8 million for the year ended December 31, 2023, $3.2 million for the year ended December 31, 2022, and $786,000 for the year ended December 31, 2021.

At December 31, 2023 the scheduled maturities of time deposits are as follows:

(dollars in thousands)
2024	$494,392
2025	45,190
2026	100,308
2027	60
2028	118,282
$758,232

NOTE 8 – Federal Home Loan Bank Advances and Other Borrowings

At December 31, 2023 and 2022, the Company had $275.0 million and $175.0 million in FHLB Advances, respectively.

Listed below is a summary of the terms and maturities of the advances outstanding at December 31, 2023 and 2022. Of the $275.0 million outstanding at December 31, 2023, $35.0 million was at a variable rate and $240.0 million was at fixed rates. The $275.0 million was secured with approximately $1.25 billion of mortgage loans and $16.1 million of stock in the FHLB at December 31, 2023. The $175.0 million outstanding at December 31, 2022 was at a variable rate and was secured with approximately $1.05 billion of mortgage loans and $9.3 million of stock in the FHLB at December 31, 2022.

	December 31,
(dollars in thousands)	2023		2022
Maturity	Amount	Rate	Amount	Rate
February 16, 2023	$-	-%	$175,000	4.57%
February 29, 2024	35,000	5.57%	-	-%
April 28, 2028	40,000	3.51%	-	-%
May 15, 2028	35,000	3.13%	-	-%
June 28, 2028	40,000	3.54%	-	-%
July 10, 2028	45,000	3.78%	-	-%
July 10, 2028	40,000	3.87%	-	-%
July 10, 2028	40,000	3.96%	-	-%
	$275,000	3.89%	$175,000	4.57%

NOTE 9 – Subordinated Debentures

On June 26, 2003, Greenville First Statutory Trust I (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of June 26, 2033. At December 31, 2023, the interest rate was 8.72% and is indexed to the 3-month LIBOR rate plus 3.10% and adjusted quarterly. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $6.2 million junior subordinated debentures.

On December 22, 2005, Greenville First Statutory Trust II (a non-consolidated subsidiary) issued $7.0 million floating rate trust preferred securities with a maturity of December 22, 2035. At December 31, 2023, the interest rate was 7.03% and is indexed to the 3-month LIBOR rate plus 1.44% and adjusted quarterly. The Company received from the Trust the $7.0 million proceeds from the issuance of the securities and the $217,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $7.2 million junior subordinated debentures.

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

The Notes were issued under an Indenture, dated September 30, 2019 (the “Indenture”), by and between the Company and UMB Bank, National Association, as trustee. The Notes are not subject to any sinking fund and are not convertible into or, other than with respect to the Exchange Notes, exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Notes are not subject to redemption at the option of the holder. The Notes are unsecured, subordinated obligations of the Company only and are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes rank junior in right to payment to the Company’s current and future senior indebtedness. The Notes are intended to qualify as Tier 2 capital for regulatory capital purposes for the Company; however, the amount that is eligible to be included in Tier 2 capital will be reduced by 20% each year during the last five years before the maturity date of the Notes beginning in the quarter ended December 31, 2024.

NOTE 10 – Unused Lines of Credit

At December 31, 2023, the Company had five lines of credit to purchase federal funds that totaled $108.5 million which were unused at December 31, 2023. The lines of credit are available on a one to 14 day basis for general corporate purposes of the Company. The lenders have reserved the right to withdraw the line at their option. The Company has an additional line of credit with the FHLB to borrow funds, subject to a pledge of qualified collateral. The Company has collateral that would support approximately $542.8 million in additional borrowings with the FHLB at December 31, 2023.

The Company is also enrolled in the Federal Reserve’s Bank Term Funding Program which offers loans of up to one year in length if we pledge collateral eligible for purchase by the Federal Reserve Banks in open market operations, such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities. At December 31, 2023, the Company had $13.0 million of marketable investment securities pledged in the Federal Reserve’s Bank Term Funding Program. At December 31, 2023, we had $227.1 million pledged and available with the Federal Reserve Discount Window.

The Company also has an unsecured, interest only line of credit for $15 million with another financial institution which was unused at December 31, 2023. The line bears interest at the U.S. Prime Rate plus 0.25% and matures on February 28, 2025. The loan agreement contains various financial covenants related to capital, earnings and asset quality.

NOTE 11 – Derivative Financial Instruments

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

The Company entered into a pay-fixed portfolio layer method fair value swap, designated as a hedging instrument, with a total notional amount of $200.0 million in the second quarter of 2023. The hedging instrument matures on May 25, 2028. The Company is designating the fair value swap under the portfolio layer method (“PLM”). Under this method, the hedged item is designated as a hedged layer of a closed portfolio of financial loans that is anticipated to remain outstanding for the designated hedged period. Adjustments are made to record the swap at fair value on the consolidated balance sheets, with changes in fair value recognized in interest income. The carrying value of the fair value swap on the consolidated balance sheets will also be adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk.

The following table represents the carrying value of the portfolio layer method hedged instrument and the cumulative fair value hedging adjustment included in the carrying value of the hedged instrument as of December 31, 2023.

	December 31, 2023
(dollars in thousands)	Carrying Amount	Hedged Liability
Fixed Rate Liability[1]	$199,518	$482
[1]	These amounts included the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of the assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of December 31, 2023, the amortized cost basis of the closed portfolio used in this hedging relationship was $718.8 million, the cumulative basis adjustment associated with this hedging relationship was $511,000, and the amount of the designated hedged item was $200.0 million.

The following table summarizes the Company’s outstanding financial derivative instruments at December 31, 2023 and December 31, 2022.

	December 31, 2023
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives designated as hedging instruments:
Fair value swap	$200,000	Other liabilities	$(482)

Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	12,973	Other assets	159
MBS forward sales commitments	10,000	Other liabilities	(68)
Total derivative financial instruments	$222,973		$(391)

	December 31, 2022
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	$6,793	Other assets	$49
MBS forward sales commitments	5,750	Other assets	27
Total derivative financial instruments	$12,543		$76

Accrued interest receivable related to the interest rate swap as of December 31, 2023 totaled $285,000 and is excluded from the fair value presented in the table above.

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

The following table summarizes the effect of the fair value hedging relationship recognized in the consolidated statements of income for the twelve months ended December 31, 2023.

(dollars in thousands)	Twelve months ended December 31, 2023
Gain (loss) on fair value hedging relationship:
Hedged liability	(482)
Fair value derivative designated as hedging instrument	511
Total gain (loss) recognized in interest income on loans	29
99

NOTE 12 – Fair Value Accounting

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

Derivative Financial Instruments

The Company estimates the fair value of IRLCs based on the value of the underlying mortgage loan, quoted MBS prices and an estimate of the probability that the mortgage loan will fund within the terms of the IRLC, net of commission expenses (Level 2). The Company estimates the fair value of forward sales commitments based on quoted MBS prices (Level 2). The Company estimates the fair value of the derivative liability based on changes in the benchmark interest rate component of the hedged loans. The estimated variable rate cash inflows were compared to the fixed rate outflows and such difference was discounted to a present value to estimate the fair value of the interest rate swaps. The components of the valuation were observable or could be corroborated by observable market data and, therefore, were classified within Level 2 of the valuation hierarchy.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Corporate bonds	$-	1,910	-	1,910
US treasuries	-	9,394	-	9,394
US government agencies	-	18,656	-	18,656
State and political subdivisions	-	19,741	-	19,741
Asset-backed securities	-	33,236	-	33,236
Mortgage-backed securities	-	51,765	-	51,765
Mortgage loans held for sale	-	7,194	-	7,194
Mortgage loan interest rate lock commitments	-	159	-	159
Total assets measured at fair value on a recurring basis	$-	142,055	-	142,055
Liabilities
Derivative liability	$-	482	-	482
MBS forward sales commitments	-	68	-	68
Total liabilities measured at fair value on a recurring basis	$-	550	-	550
101

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Corporate bonds	$-	1,883	-	1,883
US treasuries	-	871	-	871
US government agencies	-	10,617	-	10,617
State and political subdivisions	-	18,906	-	18,906
Asset-backed securities	-	6,229	-	6,229
Mortgage-backed securities	-	54,841	-	54,841
Mortgage loans held for sale	-	3,917	-	3,917
Mortgage loan interest rate lock commitments	-	49	-	49
MBS forward sales commitments	-	27	-	27
Total assets measured at fair value on a recurring basis	$-	97,340	-	97,340

The Company had no liabilities recorded at fair value on a recurring basis as of December 31, 2022.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on approximately 85% of loans as of December 31, 2023. Loans which are deemed to be individually evaluated are valued net of the allowance for credit losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated loans	$-	1,160	2,976	4,136
Total assets measured at fair value on a nonrecurring basis	$-	1,160	2,976	4,136

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated loans	$-	429	4,071	4,500
Total assets measured at fair value on a nonrecurring basis	$-	429	4,071	4,500

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2023 and 2022, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company’s financial instruments at December 31, 2023 and 2022 are as follows:

	December 31, 2023
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$19,939	19,939	-	-	19,939
Loans(1)	3,557,120	3,337,768	-	-	3,337,768
Financial Liabilities:
Deposits	3,379,564	2,961,182	-	2,961,182	-
Subordinated debentures	36,322	40,712	-	40,712	-

	December 31, 2022
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$10,833	10,833	-	-	10,833
Loans(1)	3,227,455	3,057,891	-	-	3,057,891
Financial Liabilities:
Deposits	3,133,864	2,717,900	-	2,717,900	-
Subordinated debentures	36,214	39,885	-	39,885	-
(1)	Carrying amount is net of the allowance for credit losses and individually evaluated loans.

NOTE 13 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2023, 2022 and 2021. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options and warrants that are outstanding. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

At December 31, 2023, 2022 and 2021, options totaling 269,072, 131,433, and 9,000, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value. These options were therefore excluded from the diluted earnings per share calculation.

	December 31,
(dollars in thousands, except share data)	2023	2022	2021
Numerator:
Net income	$13,426	29,115	46,711
Net income available to common shareholders	$13,426	29,115	46,711
Denominator:
Weighted-average common shares outstanding - basic	8,046,633	7,958,294	7,843,692
Common stock equivalents	31,821	113,396	145,288
Weighted-average common shares outstanding - diluted	8,078,454	8,071,690	7,988,980
Earnings per common share:
Basic	$1.67	3.66	5.96
Diluted	$1.66	3.61	5.85

NOTE 14 – Commitments and Contingencies

The Company has entered into a three year employment agreement with its chief executive officer and a two year employment agreement with its president and 13 other members of senior management. These agreements also include a) an incentive program, b) a stock option plan, c) a one-year non-compete agreement upon termination and a severance payment equal to one year of compensation. The total estimated aggregate salary commitment is approximately $4.2 million.

The Company has an agreement with a data processor which expires in 2028 to provide certain item processing, electronic banking, and general ledger processing services. Components of this contract vary based on transaction and account volume, monthly charges and certain termination fees.

The Company has commitments with various investment partners under the Small Business Investment Company (“SBIC”) and the Rural Business Investment Company (“RBIC”) programs for which we have committed to make capital contributions from time to time. These commitments totaled approximately $1.4 million at December 31, 2023.

The Company may be subject to litigation and claims in the normal course of business. As of December 31, 2023, management believes there is no material litigation pending.

NOTE 15 – Income Taxes

The components of income tax expense were as follows:

	For the years ended December 31,
(dollars in thousands)	2023	2022	2021
Current income taxes:
Federal	$3,769	8,482	10,414
State	460	1,273	2,088
Total current tax expense	4,229	9,755	12,502
Deferred income tax expense (benefit)	(228)	(757)	1,590
Income tax expense	$4,001	8,998	14,092

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate:

	For the years ended December 31,
(dollars in thousands)	2023	2022	2021
Tax expense at statutory rate	$3,660	8,004	12,768
Effect of state income taxes, net of federal benefit	364	1,006	1,649
Exempt income	7	(27)	(43)
Effect of stock-based compensation	133	42	(115)
Other	(163)	(27)	(167)
Income tax expense	$4,001	8,998	14,092
104

The components of the deferred tax assets and liabilities are as follows:

	December 31,
(dollars in thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses	$8,543	8,114
Reserve for unfunded commitments	384	584
Unrealized loss on securities available for sale	3,015	3,565
Net deferred loan fees	1,475	1,537
Deferred compensation	1,458	1,762
Lease liabilities	5,175	5,424
Other	479	393
	20,529	21,379
Deferred tax liabilities:
Property and equipment	3,334	3,561
Hedging transactions	74	27
Prepaid expenses	255	316
ROU assets	4,656	4,953
Other	10	-
	8,329	8,857
Net deferred tax asset	$12,200	12,522

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions.

NOTE 16 – Related Party Transactions

Certain directors, executive officers, and companies with which they are affiliated, are clients of and have banking transactions with the Company in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the lender.

A summary of loan transactions with directors and executive officers, including their affiliates is as follows:

	For the years ended December 31,
(dollars in thousands)	2023	2022
Balance, beginning of year	$17,217	8,790
New loans	17,455	21,010
Less loan payments	(9,420)	(12,583)
Balance, end of year	$25,252	17,217

Deposits by executive officers and directors and their related interests at December 31, 2023 and 2022, were $6.4 million and $6.5 million, respectively.

The Company has a land lease with a director on the property for a branch office, with monthly payments of $9,120. In addition, the Company periodically enters into various consulting agreements with the director for development, administration and advisory services related to the purchase of property and construction of current and future branch office sites, including the development of the new bank headquarters in Greenville, South Carolina. There were no payments to the director for these services during 2023 or 2022.

The Company received rent payments from a company of which a director is a private investor and chairman of the board. Rent received totaled $88,000 and $79,000 for the twelve months ended December 31, 2023 and December 31, 2022, respectively. As part of the lease agreement with the company, $86,000 was paid to the company for a tenant upfit allowance during the twelve months ended December 31, 2022.

The Company is of the opinion that the lease payments and consulting fees represent market costs that could have been obtained in similar “arms length” transactions.

NOTE 17 – Financial Instruments With Off-Balance Sheet Risk

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

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2023, unfunded commitments to extend credit were approximately $724.6 million, of which $145.6 million is at fixed rates and $579.0 million is at variable rates. At December 31, 2022, unfunded commitments to extend credit were approximately $878.3 million, of which $318.9 million is at fixed rates and $559.4 million is at variable rates. The Company evaluates each client’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. See Note 4 – Loans and Allowance for Credit Losses for additional information on unfunded commitments.

At December 31, 2023 and 2022, there was a $16.1 million and $14.3 million commitment, respectively, under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The fair value of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standing. The total fair value of such instruments is not material.

NOTE 18 – Employee Benefit Plan

On January 1, 2000, the Company adopted the Southern First Bancshares, Inc. Profit Sharing and 401(k) Plan for the benefit of all eligible employees. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan for the years ended December 31, 2023, 2022, and 2021 amounted to $1.1 million, $995,000, and $905,000, respectively.

The Company also provides a nonqualified deferred compensation plan for 20 executive officers in the form of a Supplemental Executive Retirement Plan (“SERP”). The SERP provides retirement income for these officers. As of December 31, 2023 and 2022, the Company had an accrued benefit obligation of $6.9 million and $8.4 million, respectively. The Company had a $1.1 million and $284,000 reversal of expenses related to this plan for the twelve months ended December 31, 2023 and December 31, 2022, respectively, and incurred expenses related to this plan of $1.0 million in 2021.

NOTE 19 – Stock-Based Compensation

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

Stock-based compensation expense was recorded as follows:

	For the years ended December 31,
(dollars in thousands)	2023	2022	2021
Stock option expense	$528	927	1,148
Restricted stock grant expense	1,415	1,099	499
Total stock-based compensation expense	$1,943	2,026	1,647

Stock Options

The Company’s 2010 Incentive Plan, as amended, had available for issuance a total of 566,025 shares (adjusted for the 10% stock dividends in 2013, 2012, and 2011). The Plan expired on March 16, 2020 and no further shares may be issued from the plan.

On March 15, 2016, the Company adopted the 2016 Equity Incentive Plan, making available for issuance 400,000 of common stock either as stock options or restricted stock grants. The Plan expired on March 15, 2021 and no further shares may be issued from the plan.

On March 17, 2020, the Company adopted the 2020 Equity Incentive Plan, making available for issuance up to 450,000 stock options. The options may be exercised at an exercise price per share based on the fair market value and determined on the date of grant and expire 10 years from the grant date. As of December 31, 2023, there were 319,058 shares available for grant under the 2020 Equity Incentive Plan.

A summary of the status of the stock option plan and changes for the period is presented below:

	For the years ended December 31,
	2023			2022			2021
	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life
Outstanding at beginning of year	427,224	$34.32		464,724	$33.97		495,195	$29.93
Granted	-	-		-	-		121,000	40.45
Exercised	(27,250)	20.18		(32,375)	27.94		(127,871)	23.56
Forfeited or expired	(68,625)	34.15		(5,125)	43.14		(23,600)	38.88
Outstanding at end of year	331,349	$35.51	4.9 years	427,224	$34.32	5.7 years	464,724	$33.97	6.6 years
Options exercisable at year-end	267,376	$34.48	4.5 years	287,902	$32.35	4.8 years	239,340	$29.68	5.0 years
Weighted average fair value of options granted during the year		$-			$-			$16.40
Shares available for grant	319,058			370,824			422,550

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) of 331,349 and 427,224 stock options outstanding at December 31, 2023 and 2022 was $1.3 million and $4.9 million, respectively. The aggregate intrinsic value of 267,376 and 287,902 stock options exercisable at December 31, 2023 and 2022 was $1.3 million and $3.9 million, respectively.

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants:

	2023	2022	2021
Dividend yield	n/a	n/a	-
Expected life	n/a	n/a	7 years
Expected volatility	n/a	n/a	38.48%
Risk-free interest rate	n/a	n/a	0.74%
107

At December 31, 2023, there was $408,000 of total unrecognized compensation cost related to nonvested stock option grants. The cost is expected to be recognized over a weighted-average period of 1.1 years. The fair value of stock option grants that vested during 2023, 2022, and 2021 was $846,000, $1.1 million and $1.1 million, respectively.

Restricted Stock Grants

On May 17, 2016, the Company adopted the 2016 Equity Incentive Plan which included a provision for the issuance of 50,000 shares of common stock to be issuable as restricted stock grants. The Plan expired on March 17, 2021 and no further shares may be issued from the plan.

On May 12, 2020, the Company adopted the 2020 Equity Incentive Plan which included a provision for the issuance of 450,000 shares of common stock to be issuable as either stock options or restricted stock grants. As of December 31, 2023, there were 319,058 shares available for grant under the 2020 Equity Incentive Plan.

Shares of restricted stock granted to employees under the stock plans are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends.

A summary of the status of the Company’s nonvested restricted stock and changes for the years ended December 31, 2023, 2022, and 2021 is as follows:

	December 31,
	2023		2022		2021
	Restricted Shares	Weighted Average Grant-Date Fair Value	Restricted Shares	Weighted Average Grant-Date Fair Value	Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	80,337	$52.53	41,699	$44.71	26,099	$38.05
Granted	69,880	37.12	53,376	56.25	26,450	48.56
Vested	(21,695)	48.95	(14,213)	43.26	(9,600)	38.03
Forfeited	(18,989)	46.83	(525)	61.14	(1,250)	38.56
Nonvested at end of year	109,533	$44.40	80,337	$52.53	41,699	$44.71

At December 31, 2023, there was $3.6 million of total unrecognized compensation cost related to nonvested restricted stock grants. The cost is expected to be recognized over a weighted-average period of 2.7 years.

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

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of December 31, 2023, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the Company and the regulatory minimum requirements at December 31, 2023 and 2022.

	Actual		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
The Bank
Total Capital (to risk weighted assets)	$390,197	12.28%	$254,278	8.00%	$317,847	10.00%
Tier 1 Capital (to risk weighted assets)	350,455	11.03%	190,708	6.00%	254,278	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	350,455	11.03%	143,031	4.50%	206,601	6.50%
Tier 1 Capital (to average assets)	350,455	8.47%	165,414	4.00%	206,767	5.00%

The Company
Total Capital (to risk weighted assets)	399,551	12.57%	254,278	8.00%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	336,809	10.60%	190,708	6.00%	n/a	n/a
Common Equity Tier 1 Capital (to risk weighted assets)	323,809	10.19%	143,031	4.50%	n/a	n/a
Tier 1 Capital (to average assets)	336,809	8.14%	165,436	4.00%	n/a	n/a
	Actual		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
The Bank
Total Capital (to risk weighted assets)	$366,988	12.45%	$235,892	8.00%	$294,865	10.00%
Tier 1 Capital (to risk weighted assets)	330,108	11.20%	176,919	6.00%	235,892	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	330,108	11.20%	132,689	4.50%	191,662	6.50%
Tier 1 Capital (to average assets)	330,108	9.43%	140,040	4.00%	175,050	5.00%

The Company(1)
Total Capital (to risk weighted assets)	380,802	12.91%	235,892	8.00%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	320,922	10.88%	176,919	6.00%	n/a	n/a
Common Equity Tier 1 Capital (to risk weighted assets)	307,922	10.44%	132,689	4.50%	n/a	n/a
Tier 1 Capital (to average assets)	320,922	9.17%	140,057	4.00%	n/a	n/a
(1)	Under the Federal Reserve’s Small Bank Holding Company Policy Statement, in 2021, the Company was not subject to the minimum capital adequacy and capital conservation buffer capital requirements at the holding company level. Although the minimum regulatory capital requirements were not applicable to the Company in 2021, we calculated these ratios for our own planning and monitoring purposes.

NOTE 22 – Parent Company Financial Information

Following is condensed financial information of Southern First Bancshares, Inc. (parent company only):

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2023	2022
Assets
Cash and cash equivalents	$9,408	13,882
Investment in subsidiaries	339,516	317,102
Other assets	146	21
Total assets	$349,070	331,005
Liabilities and Shareholders’ Equity
Accrued expenses	$281	279
Subordinated debentures	36,322	36,214
Shareholders’ equity	312,467	294,512
Total liabilities and shareholders’ equity	$349,070	331,005

Condensed Statements of Income

	For the years ended December 31,
(dollars in thousands)	2023	2022	2021
Revenues
Interest income	$15	20	17
Total revenue	15	20	17
Expenses
Interest expense	2,197	1,730	1,523
Other expenses	249	240	285
Total expenses	2,446	1,970	1,808
Income tax benefit	511	409	376
Loss before equity in undistributed net income of subsidiaries	(1,920)	(1,541)	(1,415)
Equity in undistributed net income of subsidiaries	15,346	30,656	48,126
Net income	$13,426	29,115	46,711

Condensed Statements of Cash Flows

	For the years ended December 31,
(dollars in thousands)	2023	2022	2021
Operating activities
Net income	$13,426	29,115	46,711
Adjustments to reconcile net income to cash provided by operating activities
Equity in undistributed net income of subsidiaries	(15,346)	(30,656)	(48,126)
Compensation expense related to stock options and restricted stock grants	1,943	2,026	1,647
(Increase) decrease in other assets	(125)	-	8
Increase in accrued expenses and subordinated debentures	110	113	108
Net cash provided by operating activities	8	598	348
Investing activities
Investment in subsidiaries, net	(5,000)	-	-
Net cash used for investing activities	(5,000)	-	-
Financing activities
Issuance of common stock	-	-	-
Proceeds from the exercise of stock options and warrants	518	905	3,012
Net cash provided by financing activities	518	905	3,012
Net increase (decrease) in cash and cash equivalents	(4,474)	1,503	3,360
Cash and cash equivalents, beginning of year	13,882	12,379	9,019
Cash and cash equivalents, end of year	$9,408	13,882	12,379

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

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2024 and is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2024 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

In response to this Item, the information required by Item 201(d) is contained in Item 5 of this report. The other information required by this item is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2024 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2024 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2024 and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements
		The following consolidated financial statements are located in Item 8 of this report.
		Management’s Report on Internal Control Over Financial Reporting
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of December 31, 2023 and 2022
		Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
		Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021
		Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
		Notes to the Consolidated Financial Statements
	(2)	Financial Statement Schedules
		These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.
	(3)	Exhibits
		See the “Exhibit Index” immediately following the signature page of this report.
112

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation, effective May 19, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on August 1, 2023).
3.2	Amended and Restated Bylaws dated March 18, 2008 (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-K filed March 24, 2008).
3.3	Amendment to Amended and Restated Bylaws dated March 18, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on November 2, 2020).
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

10.7	R. Arthur Seaver, Jr. Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed October 3, 2013).*
10.8	Calvin C. Hurst Employment Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 1, 2023).*
10.9	Form of Split Dollar Agreement between certain executives and Southern First Bancshares, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 18, 2009).*
10.10	Form of Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 23, 2008).*
10.11	Form of First Amendment to Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed December 23, 2008).*
10.12	Michael D. Dowling Salary Continuation Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 3, 2013).*
113

10.13	R. Arthur Seaver, Jr. Second Amendment to Salary Continuation Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed October 3, 2013).*
10.14	Southern First Bancshares, Inc. 2016 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 12, 2016).*
10.15	Form of Award Agreement for Stock Options (incorporated by reference to Exhibit 4.6 of the Company’s Form S-8 filed on August 18, 2016).*
10.16	Form of Award Agreement for Restricted Stock (incorporated by reference to Exhibit 4.7 of the Company’s Form S-8 filed on August 18, 2016).*
10.17

Amendment dated as of January 31, 2019 to R. Arthur Seaver, Jr. Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 6, 2019).*

10.18	William Marion Aiken, III Employment Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 2, 2023).*
10.19

Form of Subordinated Note Purchase Agreement dated as of September 30, 2019 by and among Southern First Bancshares, Inc. and certain qualified institutional buyers and accredited investors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 30, 2019).

10.20

Form of Registration Rights Agreement dated as of September 30, 2019 by and among Southern First Bancshares, Inc. and certain qualified institutional buyers and accredited investors (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 30, 2019).

10.21	D. Andrew Borrmann Employment Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 3, 2023).*
10.22

Loan Agreement, dated as of December 28, 2023, by and between Southern First Bancshares, Inc. and TIB, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 3, 2024).

10.23

Promissory Note, dated as of December 28, 2023, by and between Southern First Bancshares, Inc. and TIB, National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 3, 2024).

10.24

Pledge Agreement, dated as of December 28, 2023, by and between Southern First Bancshares, Inc. and TIB, National Association (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 3, 2024).

21	Subsidiaries.
23	Consent of Independent Public Accountants.
24	Power of Attorney (contained herein as part of the signature pages).
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.
97	Incentive Compensation Recovery Policy, effective November 21, 2023
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2023, 2022, and 2021, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021, and (iv) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Management contract or compensatory plan or arrangement
114

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.

Date: March 5, 2024	By:	/s/R. Arthur Seaver, Jr.
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

Signature	Title	Date

/s/R. Arthur Seaver, Jr.	Director, Chief Executive Officer	March 5, 2024
R. Arthur Seaver, Jr.	(Principal Executive Officer)

/s/D. Andrew Borrmann	Chief Financial Officer, Chief Operating Officer	March 5, 2024
D. Andrew Borrmann	(Principal Financial and Accounting Officer)

/s/Andrew B. Cajka, Jr.	Director	March 5, 2024
Andrew B. Cajka, Jr.

/s/Mark A. Cothran	Director	March 5, 2024
Mark A. Cothran

/s/Leighton M. Cubbage	Director	March 5, 2024
Leighton M. Cubbage

/s/David G. Ellison	Director	March 5, 2024
David G. Ellison

/s/Anne S. Ellefson	Director	March 5, 2024
Anne S. Ellefson

/s/ Terry Grayson-Caprio	Director	March 5, 2024
Terry Grayson-Caprio

/s/Tecumseh Hooper, Jr.	Director	March 5, 2024
Tecumseh Hooper, Jr.

/s/Rudolph G. Johnstone, III M.D.	Director	March 5, 2024
Rudolph G. Johnstone, III, M.D.

/s/ Ray A. Lattimore	Director	March 5, 2024
Ray A. Lattimore

/s/Anna T. Locke	Director	March 5, 2024
Anna T. Locke

/s/ William A. Maner, IV	Director	March 5, 2024
William A. Maner, IV

/s/James B. Orders, III	Director, Chairman	March 5, 2024
James B. Orders, III
115