Form 10-Q
period 2024-03-31
SOUTHERN FIRST BANCSHARES INC
filed 2024-04-30
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

8,156,109 shares of common stock, par value $0.01 per share, were issued and outstanding as of April 30, 2024.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
March 31, 2024 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except share data)	2024	2023
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$13,925	28,020
Federal funds sold	144,595	119,349
Interest-bearing deposits with banks	8,789	8,801
Total cash and cash equivalents	167,309	156,170
Investment securities:
Investment securities available for sale	125,996	134,702
Other investments	18,499	19,939
Total investment securities	144,495	154,641
Mortgage loans held for sale	11,842	7,194
Loans	3,643,766	3,602,627
Less allowance for credit losses	(40,441)	(40,682)
Loans, net	3,603,325	3,561,945
Bank owned life insurance	52,878	52,501
Property and equipment, net	93,007	94,301
Deferred income taxes, net	12,321	12,200
Other assets	20,527	16,837
Total assets	$4,105,704	4,055,789
LIABILITIES
Deposits	$3,460,681	3,379,564
FHLB advances and related debt	240,000	275,000
Subordinated debentures	36,349	36,322
Other liabilities	53,418	52,436
Total liabilities	3,790,448	3,743,322
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized, 8,156,109 and 8,088,186 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	82	81
Nonvested restricted stock	(5,257)	(3,596)
Additional paid-in capital	124,159	121,777
Accumulated other comprehensive loss	(11,797)	(11,342)
Retained earnings	208,069	205,547
Total shareholders’ equity	315,256	312,467
Total liabilities and shareholders’ equity	$4,105,704	4,055,789

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months
	ended March 31,
(dollars in thousands, except share data)	2024	2023
Interest income
Loans	$45,605	36,748
Investment securities	1,478	613
Federal funds sold and interest-bearing deposits with banks	1,280	969
Total interest income	48,363	38,330
Interest expense
Deposits	26,932	17,179
Borrowings	2,786	727
Total interest expense	29,718	17,906
Net interest income	18,645	20,424
Provision for (reversal of) credit losses	(175)	1,825
Net interest income after provision for (reversal of) credit losses	18,820	18,599
Noninterest income
Mortgage banking income	1,164	622
Service fees on deposit accounts	387	325
ATM and debit card income	544	555
Income from bank owned life insurance	377	332
Other income	192	210
Total noninterest income	2,664	2,044
Noninterest expenses
Compensation and benefits	10,857	10,356
Occupancy	2,557	2,457
Outside service and data processing costs	1,846	1,629
Insurance	955	689
Professional fees	618	660
Marketing	369	366
Other	898	947
Total noninterest expenses	18,100	17,104
Income before income tax expense	3,384	3,539
Income tax expense	862	836
Net income	$2,522	2,703
Earnings per common share
Basic	$0.31	0.34
Diluted	0.31	0.33
Weighted average common shares outstanding
Basic	8,110,249	8,025,876
Diluted	8,141,921	8,092,270

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended March 31,
(dollars in thousands)	2024	2023
Net income	$2,522	2,703
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	(578)	2,070
Tax benefit (expense)	123	(435)
Other comprehensive income (loss)	(455)	1,635
Comprehensive income	$2,067	4,338

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	For the three months ended March 31,
(dollars in thousands,	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2022	8,011,045	$80	-	$-	$(3,306)	$119,027	$(13,410)	$192,121	$294,512
Net income	-	-	-	-	-	-	-	2,703	2,703
Proceeds from exercise of stock options	1,000	-	-	-	-	17	-	-	17
Issuance of restricted stock	35,930	-	-	-	(1,521)	1,521	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	365	-	-	-	365
Compensation expense related to stock options, net of tax	-	-	-	-	-	118	-	-	118
Other comprehensive income	-	-	-	-	-	-	1,635	-	1,635

March 31, 2023	8,047,975	$80	-	$-	$(4,462)	$120,683	$(11,775)	$194,824	$299,350
December 31, 2023	8,088,186	$81	-	$-	$(3,596)	$121,777	$(11,342)	$205,547	$312,467
Net income	-	-	-	-	-	-	-	2,522	2,522
Proceeds from exercise of stock options	11,000	-	-	-	-	167	-	-	167
Issuance of restricted stock, net of forfeitures	56,923	1	-	-	(2,112)	2,111	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	451	-	-	-	451
Compensation expense related to stock options, net of tax	-	-	-	-	-	104	-	-	104
Other comprehensive loss	-	-	-	-	-	-	(455)	-	(455)

March 31, 2024	8,156,109	$82	-	$-	$(5,257)	$124,159	$(11,797)	$208,069	$315,256

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
(dollars in thousands)	2024	2023
Operating activities
Net income	$2,522	2,703
Adjustments to reconcile net income to cash provided by operating activities:
Provision for (reversal of) credit losses	(175)	1,825
Depreciation and other amortization	1,214	1,203
Accretion and amortization of securities discounts and premium, net	131	129
Net change in operating leases	39	53
Compensation expense related to stock options and restricted stock grants	555	483
Gain on sale of loans held for sale	(1,014)	(530)
Loans originated and held for sale	(36,524)	(17,892)
Proceeds from sale of loans held for sale	32,890	15,360
Increase in cash surrender value of bank owned life insurance	(377)	(331)
Increase in other assets	(3,690)	(508)
Increase (decrease) in other liabilities	1,505	(1,258)
Net cash (used for) provided by operating activities	(2,924)	1,237
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(41,380)	(144,641)
Purchase of property and equipment	(280)	(180)
Purchase of investment securities:
Available for sale	(5,191)	-
Other investments	(4,302)	(18,264)
Payments and maturities, calls and repayments of investment securities:
Available for sale	13,190	1,252
Other investments	5,742	19,000
Net cash used for investing activities	(32,221)	(142,833)
Financing activities
Increase in cash realized from:
Increase in deposits, net	81,117	292,910
Decrease in Federal Home Loan Bank advances and other borrowings, net	(35,000)	(50,000)
Proceeds from the exercise of stock options	167	17
Net cash provided by financing activities	46,284	242,927
Net increase in cash and cash equivalents	11,139	101,331
Cash and cash equivalents at beginning of the period	156,170	170,874
Cash and cash equivalents at end of the period	$167,309	272,205
Supplemental information
Cash paid for
Interest	$27,617	16,801
Schedule of non-cash transactions
Unrealized gain (loss) on securities, net of income taxes	(455)	1,635

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2024. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

Risk and Uncertainties

In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default within the Company’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company. There were three significant bank failures in the first five months of 2023, primarily due to the failed banks’ lack of liquidity as depositors sought to withdraw their deposits. Due to rising interest rates, the failed banks were unable to sell investment securities held to meet liquidity needs without realizing substantial losses. As a result of the recent bank failures and in an effort to strengthen public confidence in the banking system and protect depositors, regulators announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which has and could continue to increase the cost of our FDIC insurance assessments. The ultimate impact of these bank failures on the economy, financial institutions and their depositors, as well as any governmental regulatory responses or actions resulting from the same, remains difficult to predict at this time.

The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject the Company to changes with respect to the valuation of assets, the amount of required credit loss allowance and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examinations.

The Bank makes loans to individuals and businesses in the Upstate, Midlands, and Lowcountry regions of South Carolina as well as the Triangle, Triad and Charlotte regions of North Carolina and Atlanta, Georgia for various personal and commercial purposes. The Bank’s loan portfolio has a concentration of real estate loans. As of March 31, 2024 and 2023, real estate loans represented 84.3% and 84.8%, respectively, of total loans. However, borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

As of March 31, 2024, the Company’s and the Bank’s capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession, our reported and regulatory capital ratios could be adversely impacted by future credit losses.

The Company maintains access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the subsidiary bank. As of March 31, 2024, the $15.0 million line was unused.

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

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	March 31, 2024
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,140	-	253	1,887
US treasuries	999	-	111	888
US government agencies	20,183	-	1,986	18,197
State and political subdivisions	22,579	-	3,042	19,537
Asset-backed securities	34,247	33	76	34,204
Mortgage-backed securities	60,782	-	9,499	51,283
Total investment securities available for sale	$140,930	33	14,967	125,996

	December 31, 2023
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,147	-	237	1,910
US treasuries	9,495	1	102	9,394
US government agencies	20,594	-	1,938	18,656
State and political subdivisions	22,642	11	2,912	19,741
Asset-backed securities	33,450	2	216	33,236
Mortgage-backed securities	60,730	-	8,965	51,765
Total investment securities available for sale	$149,058	14	14,370	134,702

Contractual maturities and yields on the Company’s investment securities at March 31, 2024 and December 31, 2023 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	$-	-	$1,887	2.01%	$-	-	$1,887	2.01%
US treasuries	-	-	888	1.27%	-	-	-	-	888	1.27%
US government agencies	980	0.45%	2,380	1.00%	14,837	4.38%	-	-	18,197	3.72%
State and political subdivisions	-	-	902	1.94%	5,744	1.89%	12,891	2.15%	19,537	2.07%
Asset-backed securities	-	-	211	6.21%	-	-	33,993	6.61%	34,204	6.61%
Mortgage-backed securities	-	-	6,626	1.29%	3,419	1.54%	41,238	2.04%	51,283	1.91%
Total investment securities	$980	0.45%	$11,007	1.37%	$25,887	3.28%	$88,122	3.82%	$125,996	3.47%

	December 31, 2023
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	$-	-	$1,910	2.01%	$-	-	$1,910	2.01%
US treasuries	8,497	5.42%	897	1.27%	-	-	-	-	9,394	5.02%
US government agencies	970	0.45%	2,385	1.00%	15,301	4.41%	-	-	18,656	3.77%
State and political subdivisions	-	-	906	1.94%	5,769	1.89%	13,066	2.15%	19,741	2.06%
Asset-backed securities	-	-	296	(6.13%)	-	-	32,940	6.63%	33,236	6.57%
Mortgage-backed securities	-	-	4,795	1.15%	5,400	1.59%	41,570	2.00%	51,765	1.87%
Total investment securities	$9,467	4.91%	$9,279	0.98%	$28,380	3.20%	$87,576	3.76%	$134,702	3.55%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at March 31, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

							March 31, 2024
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,887	$253	1	$1,887	$253
US treasuries	-	-	-	1	888	111	1	888	111
US government agencies	2	7,133	39	10	11,064	1,947	12	18,197	1,986
State and political subdivisions	2	759	4	30	18,778	3,038	32	19,537	3,042
Asset-backed	4	11,343	31	7	4,567	45	11	15,910	76
Mortgage-backed securities	1	1,387	8	64	49,896	9,491	65	51,283	9,499
Total investment securities	9	$20,622	$82	113	$87,080	$14,885	122	$107,702	$14,967

	December 31, 2023
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,910	$237	1	$1,910	$237
US treasuries	-	-	-	1	897	102	1	897	102
US government agencies	2	7,533	50	10	11,123	1,888	12	18,656	1,938
State and political subdivisions	-	-	-	30	18,964	2,912	30	18,964	2,912
Asset-backed	8	26,746	145	7	4,866	71	15	31,612	216
Mortgage-backed securities	2	2,869	36	62	48,896	8,929	64	51,765	8,965
Total investment securities	12	$37,148	$231	111	$86,656	$14,139	123	$123,804	$14,370

At March 31, 2024, the Company had 122 individual investments that were in an unrealized loss position. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on available for sale securities recognized as of March 31, 2024.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	March 31, 2024	December 31, 2023
Federal Home Loan Bank stock	$14,633	16,063
Other nonmarketable investments	3,463	3,473
Investment in Trust Preferred subsidiaries	403	403
Total other investments	$18,499	19,939

The Company has evaluated other investments for impairment and determined that the other investments are not impaired as of March 31, 2024 and that ultimate recoverability of the par value of the investments is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At March 31, 2024, there were no securities pledges as collateral for repurchase agreements from brokers.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At March 31, 2024, mortgage loans held for sale totaled $11.8 million compared to $7.2 million at December 31, 2023.

NOTE 4 – Loans and Allowance for Credit Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $6.9 million as of March 31, 2024 and $7.0 million as of December 31, 2023.

	March 31, 2024		December 31, 2023
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$631,047	17.3%	$631,657	17.5%
Non-owner occupied RE	944,530	25.9%	942,529	26.2%
Construction	157,464	4.3%	150,680	4.2%
Business	520,073	14.3%	500,161	13.9%
Total commercial loans	2,253,114	61.8%	2,225,027	61.8%
Consumer
Real estate	1,101,573	30.2%	1,082,429	30.0%
Home equity	184,691	5.1%	183,004	5.1%
Construction	53,216	1.5%	63,348	1.7%
Other	51,172	1.4%	48,819	1.4%
Total consumer loans	1,390,652	38.2%	1,377,600	38.2%
Total gross loans, net of deferred fees	3,643,766	100.0%	3,602,627	100.0%
Less—allowance for credit losses	(40,441)		(40,682)
Total loans, net	$3,603,325		$3,561,945

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

			March 31, 2024
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$15,855	185,107	388,424	41,661	631,047
Non-owner occupied RE	77,445	516,176	326,650	24,259	944,530
Construction	32,425	61,546	63,493	-	157,464
Business	117,557	218,031	180,132	4,353	520,073
Total commercial loans	243,282	980,860	958,699	70,273	2,253,114
Consumer
Real estate	10,230	52,771	310,383	728,189	1,101,573
Home equity	2,878	27,460	149,530	4,823	184,691
Construction	382	901	31,926	20,007	53,216
Other	12,564	34,683	3,103	822	51,172
Total consumer loans	26,054	115,815	494,942	753,841	1,390,652
Total gross loans, net of deferred fees	$269,336	1,096,675	1,453,641	824,114	3,643,766

	December 31, 2023
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$17,358	177,203	395,130	41,966	631,657
Non-owner occupied RE	68,601	517,622	331,727	24,579	942,529
Construction	26,762	64,432	59,486	-	150,680
Business	114,432	194,416	186,927	4,386	500,161
Total commercial loans	227,153	953,673	973,270	70,931	2,225,027
Consumer
Real estate	10,593	51,956	301,095	718,785	1,082,429
Home equity	2,716	27,578	147,855	4,855	183,004
Construction	-	252	39,459	23,637	63,348
Other	11,157	33,592	3,265	805	48,819
Total consumer loans	24,466	113,378	491,674	748,082	1,377,600
Total gross loans, net of deferred fees	$251,619	1,067,051	1,464,944	819,013	3,602,627

The following table summarizes the loans due after one year by category.

	March 31, 2024		December 31, 2023
	Interest Rate		Interest Rate
(dollars in thousands)	Fixed	Floating or Adjustable	Fixed	Floating or Adjustable
Commercial
Owner occupied RE	$600,279	14,913	605,199	9,100
Non-owner occupied RE	746,525	120,560	768,048	105,880
Construction	96,176	28,863	81,326	42,592
Business	293,897	108,619	293,920	91,809
Total commercial loans	1,736,877	272,955	1,748,493	249,381
Consumer
Real estate	1,091,343	-	1,071,836	-
Home equity	11,485	170,328	11,441	168,847
Construction	52,834	-	63,348	-
Other	12,127	26,481	11,525	26,137
Total consumer loans	1,167,789	196,809	1,158,150	194,984
Total gross loans, net of deferred fees	$2,904,666	469,764	2,906,643	444,365

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

A description of the general characteristics of the risk grades is as follows:

●	Pass—A pass loan ranges from minimal to average credit risk; however, still has acceptable credit risk.

●	Watch—A watch loan exhibits above average credit risk due to minor weaknesses and warrants closer scrutiny by management.

●	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

●	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, which may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

●	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following table presents loan balances classified by credit quality indicators by year of origination as of March 31, 2024.

							March 31, 2024
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$11,770	42,283	180,226	134,787	63,949	164,174	85	-	597,274
Watch	-	-	3,429	456	15,880	10,101	-	-	29,866
Special Mention	-	-	177	-	-	2,889	-	-	3,066
Substandard	-	-	-	-	-	841	-	-	841
Total Owner occupied RE	11,770	42,283	183,832	135,243	79,829	178,005	85	-	631,047

Non-owner occupied RE
Pass	12,575	79,336	303,755	169,028	105,833	226,072	303	-	896,902
Watch	-	1,002	2,596	448	527	15,911	-	-	20,484
Special Mention	-	-	967	7,707	-	9,049	-	-	17,723
Substandard	-	-	-	305	-	9,116	-	-	9,421
Total Non-owner occupied RE	12,575	80,338	307,318	177,488	106,360	260,148	303	-	944,530

Construction
Pass	3,563	28,027	86,648	26,741	11,087	-	-	-	156,066
Watch	-	-	1,398	-	-	-	-	-	1,398
Total Construction	3,563	28,027	88,046	26,741	11,087	-	-	-	157,464

Business
Pass	8,232	52,166	134,401	45,948	18,339	61,981	163,010	-	484,077
Watch	-	120	17,160	1,814	980	4,600	6,942	5	31,621
Special Mention	-	231	942	89	500	1,736	101	-	3,599
Substandard	-	-	-	151	-	625	-	-	776
Total Business	8,232	52,517	152,503	48,002	19,819	68,942	170,053	5	520,073
Current period gross write-offs	-	-	-	-	(346)	-	-	-	(346)
Total Commercial loans	36,140	203,165	731,699	387,474	217,095	507,095	170,441	5	2,253,114

Consumer
Real estate
Pass	18,718	146,761	281,881	276,118	171,468	168,438	-	-	1,063,384
Watch	-	488	5,615	7,360	3,883	5,876	-	-	23,222
Special Mention	-	142	2,487	1,905	1,282	5,253	-	-	11,069
Substandard	-	275	350	631	986	1,656	-	-	3,898
Total Real estate	18,718	147,666	290,333	286,014	177,619	181,223	-	-	1,101,573

Home equity
Pass	-	-	-	-	-	-	173,125	-	173,125
Watch	-	-	-	-	-	-	6,103	-	6,103
Special Mention	-	-	-	-	-	-	5,007	-	5,007
Substandard	-	-	-	-	-	-	456	-	456
Total Home equity	-	-	-	-	-	-	184,691	-	184,691

Construction
Pass	664	13,604	30,974	7,974	-	-	-	-	53,216
Total Construction	664	13,604	30,974	7,974	-	-	-	-	53,216

Other
Pass	1,979	1,171	2,411	2,174	1,387	3,253	37,657	-	50,032
Watch	-	8	25	345	-	156	51	-	585
Special Mention	-	32	330	71	-	73	36	-	542
Substandard	-	-	-	-	-	-	13	-	13
Total Other	1,979	1,211	2,766	2,590	1,387	3,482	37,757	-	51,172
Current period gross write-offs	-	-	-	-	-	(38)	(40)	-	(78)
Total Consumer loans	21,361	162,481	324,073	296,578	179,006	184,705	222,448	-	1,390,652
Total loans	$57,501	365,646	1,055,772	684,052	396,101	691,800	392,889	5	3,643,766
Total Current period gross write-offs	-	-	-	-	(346)	(38)	(40)	-	(424)

The following table presents loan balances classified by credit quality indicators by year of origination as of December 31, 2023.

	December 31, 2023
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$42,846	180,654	138,549	64,818	59,880	110,502	85	166	597,500
Watch	-	3,460	460	15,997	3,525	6,616	-	-	30,058
Special Mention	-	181	-	-	-	3,057	-	-	3,238
Substandard	-	-	-	-	-	861	-	-	861
Total Owner occupied RE	42,846	184,295	139,009	80,815	63,405	121,036	85	166	631,657

Non-owner occupied RE
Pass	84,617	298,063	162,697	107,364	59,260	163,990	9,249	-	885,240
Watch	1,007	3,260	9,914	533	5,545	10,630	-	-	30,889
Special Mention	-	-	7,759	-	8,252	879	-	-	16,890
Substandard	-	-	313	-	8,088	1,109	-	-	9,510
Total Non-owner occupied RE	85,624	301,323	180,683	107,897	81,145	176,608	9,249	-	942,529
Current period gross write-offs	-	(200)	-	-	-	(42)	-	-	(242)

Construction
Pass	27,262	86,161	24,399	11,459	-	-	-	-	149,281
Watch	-	1,399	-	-	-	-	-	-	1,399
Total Construction	27,262	87,560	24,399	11,459	-	-	-	-	150,680

Business
Pass	48,705	134,999	48,557	18,868	17,292	47,708	146,745	1,431	464,305
Watch	127	15,867	1,833	1,010	842	3,584	7,570	506	31,339
Special Mention	241	961	98	857	184	447	150	97	3,035
Substandard	-	-	155	-	132	1,195	-	-	1,482
Total Business	49,073	151,827	50,643	20,735	18,450	52,934	154,465	2,034	500,161
Current period gross write-offs	-	-	-	(28)	-	-	(15)	(22)	(65)
Total Commercial loans	204,805	725,005	394,734	220,906	163,000	350,578	163,799	2,200	2,225,027

Consumer
Real estate
Pass	144,179	273,585	278,138	176,395	66,087	105,383	-	-	1,043,767
Watch	490	5,658	8,230	3,917	2,051	3,890	-	-	24,236
Special Mention	143	2,499	1,657	1,291	2,220	3,360	-	-	11,170
Substandard	-	-	635	817	318	1,486	-	-	3,256
Total Real estate	144,812	281,742	288,660	182,420	70,676	114,119	-	-	1,082,429

Home equity
Pass	-	-	-	-	-	-	171,003	-	171,003
Watch	-	-	-	-	-	-	6,393	-	6,393
Special Mention	-	-	-	-	-	-	4,283	-	4,283
Substandard	-	-	-	-	-	-	1,325	-	1,325
Total Home equity	-	-	-	-	-	-	183,004	-	183,004
Current period gross write-offs	-	-	-	-	-	-	(438)	-	(438)

Construction
Pass	14,339	39,893	9,116	-	-	-	-	-	63,348
Total Construction	14,339	39,893	9,116	-	-	-	-	-	63,348

Other
Pass	1,278	2,551	2,361	1,457	803	2,604	36,549	-	47,603
Watch	9	29	348	-	15	163	58	-	622
Special Mention	33	333	-	-	23	82	41	-	512
Substandard	-	-	75	-	-	-	7	-	82
Total Other	1,320	2,913	2,784	1,457	841	2,849	36,655	-	48,819
Current period gross write-offs	-	-	-	-	-	-	(16)	-	(16)
Total Consumer loans	160,471	324,548	300,560	183,877	71,517	116,968	219,659	-	1,377,600
Total loans	$365,276	1,049,553	695,294	404,783	234,517	467,546	383,458	2,200	3,602,627
Total Current period gross write-offs	-	(200)	-	(28)	-	(42)	(469)	(22)	(761)

The following tables present loan balances by age and payment status.

	March 31, 2024
(dollars in thousands)	Accruing 30- 59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$-	-	-	-	631,047	631,047
Non-owner occupied RE	8,031	27	-	1,410	935,062	944,530
Construction	-	-	-	-	157,464	157,464
Business	428	18	-	488	519,139	520,073
Consumer
Real estate	2,903	-	-	1,380	1,097,290	1,101,573
Home equity	231	127	-	367	183,966	184,691
Construction	-	-	-	-	53,216	53,216
Other	-	7	-	1	51,164	51,172
Total loans	$11,593	179	-	3,646	3,628,348	3,643,766
Total loans over 90 days past due	-	-	-	-	-	889

	December 31, 2023
(dollars in thousands)	Accruing 30- 59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$74	-	-	-	631,583	631,657
Non-owner occupied RE	8,102	-	-	1,423	933,004	942,529
Construction	-	-	-	-	150,680	150,680
Business	567	-	-	319	499,275	500,161
Consumer
Real estate	1,750	-	-	985	1,079,694	1,082,429
Home equity	601	30	-	1,236	181,137	183,004
Construction	-	-	-	-	63,348	63,348
Other	25	25	-	-	48,769	48,819
Total loans	$11,119	55	-	3,963	3,587,490	3,602,627
Total loans over 90 days past due	-	-	-	-	-	1,300

As of March 31, 2024 and December 31, 2023, loans 30 days or more past due represented 0.36% and 0.37% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.24% and 0.27% of the Company’s total loan portfolio as of March 31, 2024 and December 31, 2023, respectively. Consumer loans 30 days or more past due were 0.11% and 0.09% of total loans as of March 31, 2024 and December 31, 2023, respectively.

The table below summarizes nonaccrual loans by major categories for the periods presented.

	March 31, 2024				December 31, 2023
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	loans	loans	Total	loans	loans	Total
	with no	with an	nonaccrual	with no	with an	nonaccrual
(dollars in thousands)	allowance	allowance	loans	allowance	allowance	loans
Commercial
Owner occupied RE	$-	-	-	$-	-	-
Non-owner occupied RE	646	764	1,410	653	770	1,423
Construction	-	-	-	-	-	-
Business	-	488	488	164	155	319
Total commercial	646	1,252	1,898	817	925	1,742
Consumer
Real estate	625	755	1,380	-	985	985
Home equity	367	-	367	343	893	1,236
Construction	-	-	-	-	-	-
Other	-	1	1	-	-	-
Total consumer	992	756	1,748	343	1,878	2,221
Total nonaccrual loans	$1,638	2,008	3,646	$1,160	2,803	3,963

The Company did not recognize interest income on nonaccrual loans for the three months ended March 31, 2024 and March 31, 2023. The accrued interest reversed during the three months ended March 31, 2024 and March 31, 2023 was not material. Foregone interest income on the nonaccrual loans for the three-month period ended March 31, 2024 and March 31, 2023 was not material.

The table below summarizes information regarding nonperforming assets.

(dollars in thousands)	March 31, 2024	December 31, 2023
Nonaccrual loans	$3,646	3,963
Other real estate owned	-	-
Total nonperforming assets	$3,646	3,963
Nonperforming assets as a percentage of:
Total assets	0.09%	0.10%
Gross loans	0.10%	0.11%
Total loans over 90 days past due	$889	1,300
Loans over 90 days past due and still accruing	-	-

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

There were no loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2024. The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty during the twelve months ended December 31, 2023, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty.

			Term Extension
(dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial Business	$309	0.06%	Added a 1-year term to both of the loans modified. One loan was granted an extended amortization due to the inability to pay on a 3-year amortization. The other loan was given an interest only period due to the ability to pay only interest to get the loan renewed.

Neither of the two loans modified had a payment default during the period. The Company closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Both loans are in current payment status since the loan modification occurred in the third quarter of 2023. There have been no commitments to lend additional funds to the borrowers experiencing financial difficulty as of March 31, 2024.

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

The following tables summarize the activity related to the allowance for credit losses for the three months ended March 31, 2024 and March 31, 2023 under the CECL methodology.

				Three months ended March 31, 2024
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$6,118	11,167	1,594	7,385	10,647	2,600	677	494	40,682
Provision for credit losses	-	-	-	-	-	-	-	-	-
Loan charge-offs	-	-	-	(346)	-	-	-	(78)	(424)
Loan recoveries	-	-	-	15	-	119	-	49	183
Net loan recoveries (charge-offs)	-	-	-	(331)	-	119	-	(29)	(241)
Balance, end of period	$6,118	11,167	1,594	7,054	10,647	2,719	677	465	40,441
Net charge-offs to average loans (annualized)									0.03%
Allowance for credit losses to gross loans									1.11%
Allowance for credit losses to nonperforming loans									1,109.13%

				Three months ended March 31, 2023
	Commercial						Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$5,867	10,376	1,292	7,861	9,487	2,551	893	312	38,639
Provision for credit losses	117	1,038	(182)	150	592	53	(83)	170	1,855
Loan charge-offs	-	(160)	-	(1)	-	-	-	-	(161)
Loan recoveries	-	31	-	12	-	59	-	-	102
Net loan recoveries (charge-offs)	-	(129)	-	11	-	59	-	-	(59)
Balance, end of period	$5,984	11,285	1,110	8,022	10,079	2,663	810	482	40,435
Net charge-offs to average loans (annualized)									0.01%
Allowance for credit losses to gross loans									1.18%
Allowance for credit losses to nonperforming loans									854.33%

There was no provision for credit losses recorded during the first quarter of 2024, compared to a provision of $1.9 million for the first quarter of 2023. No provision was recorded during the first quarter of 2024 due to continued low net charge-offs and a continued decline of the expected loss rates in the allowance for credit losses.

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

The following tables present an analysis of collateral-dependent loans of the Company as of March 31, 2024 and December 31, 2023.

			March 31, 2024
	Real	Business
(dollars in thousands)	estate	assets	Other	Total
Commercial
Owner occupied RE	$-	-	-	-
Non-owner occupied RE	723	-	-	723
Construction	-	-	-	-
Business	-	-	-	-
Total commercial	723	-	-	723
Consumer
Real estate	789	-	-	789
Home equity	367	-	-	367
Construction	-	-	-	-
Other	-	-	-	-
Total consumer	1,156	-	-	1,156
Total	$1,879	-	-	1,879

	December 31, 2023
	Real	Business
(dollars in thousands)	estate	assets	Other	Total
Commercial
Owner occupied RE	$-	-	-	-
Non-owner occupied RE	720	-	-	720
Construction	-	-	-	-
Business	164	-	-	164
Total commercial	884	-	-	884
Consumer
Real estate	166	-	-	166
Home equity	343	-	-	343
Construction	-	-	-	-
Other	-	-	-	-
Total consumer	509	-	-	509
Total	$1,393	-	-	1,393

Allowance for Credit Losses - Unfunded Loan Commitments

The allowance for credit losses for unfunded loan commitments was $1.7 million and $1.8 million at March 31, 2024 and December 31, 2023, respectively, and is separately classified on the balance sheet within other liabilities. The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2024 and for the twelve months ended December 31, 2023.

	Three months ended	Twelve months ended
(dollars in thousands)	March 31, 2024	December 31, 2023
Balance, beginning of period	$1,831	2,780
Provision for (reversal of) credit losses	(175)	(949)
Balance, end of period	$1,656	1,831
Unfunded Loan Commitments	$710,669	724,606
Reserve for Unfunded Commitments to Unfunded Loan Commitments	0.23%	0.25%

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

The following table represents the carrying value of the portfolio layer method hedged asset and liability and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
(dollars in thousands)	Carrying Amount	Hedged Asset	Carrying Amount	Hedged Liability
Fixed Rate Asset/Liability[1]	$203,206	$3,206	$199,518	$482

[1]	These amounts included the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of the assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of March 31, 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $706.9 million, the cumulative basis adjustment associated with this hedging relationship was $3.2 million, and the amount of the designated hedged item was $200.0 million.

The following table summarizes the Company’s outstanding financial derivative instruments at March 31, 2024 and December 31, 2023.

			March 31, 2024
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives designated as hedging instruments:
Fair value swap	$200,000	Other assets	$3,206

Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	28,986	Other assets	316
MBS forward sales commitments	19,500	Other liabilities	(59)
Total derivative financial instruments	$248,486		$3,463

			December 31, 2023
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives designated as hedging instruments:
Fair value swap	$200,000	Other liabilities	$(482)

Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	12,973	Other assets	159
MBS forward sales commitments	10,000	Other liabilities	(68)
Total derivative financial instruments	$222,973		$(391)

Accrued interest receivable related to the interest rate swap as of March 31, 2024 totaled $291,000 and is excluded from the fair value presented in the table above.

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

The following table summarizes the effect of the fair value hedging relationship recognized in the consolidated statements of income for the three months ended March 31, 2024 and March 31, 2023.

	Three months ended March 31,
(dollars in thousands)	2024	2023
Gain (loss) on fair value hedging relationship:
Hedged asset	$3,688	-
Fair value derivative designated as hedging instrument	(3,738)	-
Total gain (loss) recognized in interest income on loans	$(50)	-

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 12 of the Company’s 2023 Annual Report on Form 10-K. See Note 5 for how the derivative asset fair value is determined. The Company’s loan portfolio is initially fair valued using a segmented approach, using the eight categories of loans as disclosed in Note 4 – Loans and Allowance for Credit Losses. Loans are considered a Level 3 classification.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

			March 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
Corporate bonds	$-	1,887	-	1,887
US treasuries	-	888	-	888
US government agencies	-	18,197	-	18,197
State and political subdivisions	-	19,537	-	19,537
Asset-backed securities	-	34,204	-	34,204
Mortgage-backed securities	-	51,283	-	51,283
Mortgage loans held for sale	-	11,842	-	11,842
Mortgage loan interest rate lock commitments	-	316	-	316
Derivative asset	-	3,206	-	3,206
Total assets measured at fair value on a recurring basis	$-	141,360	-	141,360
Liabilities
MBS forward sales commitments	$-	59	-	59
Total liabilities measured at fair value on a recurring basis	$-	59	-	59

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Corporate bonds	$-	1,910	-	1,910
US treasuries	-	9,394	-	9,394
US government agencies	-	18,656	-	18,656
State and political subdivisions	-	19,741	-	19,741
Asset-backed securities	-	33,236	-	33,236
Mortgage-backed securities	-	51,765	-	51,765
Mortgage loans held for sale	-	7,194	-	7,194
Mortgage loan interest rate lock commitments	-	159	-	159
Total assets measured at fair value on a recurring basis	$-	142,055	-	142,055
Liabilities
Derivative liability	$-	482	-	482
MBS forward sales commitments	-	68	-	68
Total liabilities measured at fair value on a recurring basis	$-	550	-	550

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023.

			As of March 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated loans	$-	1,638	2,153	3,791
Total assets measured at fair value on a nonrecurring basis	$-	1,638	2,153	3,791

			As of December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated loans	$-	1,160	2,976	4,136
Total assets measured at fair value on a nonrecurring basis	$-	1,160	2,976	4,136

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company’s financial instruments at March 31, 2024 and December 31, 2023 are as follows:

			March 31, 2024
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$18,499	18,499	-	-	18,499
Loans[1]	3,598,837	3,269,154	-	-	3,269,154
Financial Liabilities:
Deposits	3,460,681	2,954,382	-	2,954,382	-
Subordinated debentures	36,349	40,617	-	40,617	-

	December 31, 2023
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$19,939	19,939	-	-	19,939
Loans[1]	3,557,120	3,337,768	-	-	3,337,768
Financial Liabilities:
Deposits	3,379,564	2,961,182	-	2,961,182	-
Subordinated debentures	36,322	40,712	-	40,712	-
[1]	Carrying amount is net of the allowance for credit losses and individually evaluated loans.

NOTE 7 – Leases

The Company had operating right-of-use (“ROU”) assets, included in property and equipment, of $21.8 million and $22.2 million as of March 31, 2024 and December 31, 2023, respectively.  The Company had lease liabilities, included in other liabilities, of $24.3 million and $24.6 million as of March 31, 2024 and December 31, 2023, respectively. We maintain operating leases on land and buildings for various office spaces. The lease agreements have maturity dates ranging from April 2025 to February 2032, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 5.67 years as of March 31, 2024. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.  The ROU assets also include any initial direct costs incurred and lease payments made at or before commencement date and are reduced by any lease incentives.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term at implementation of the accounting standard and as of the lease commencement date for leases subsequently entered into. The weighted average discount rate for leases was 2.29% as of March 31, 2024.

The total operating lease costs were $593,000 and $595,000 for the three months ended March 31, 2024 and 2023, respectively.

Operating lease payments due as of March 31, 2024 were as follows:

(dollars in thousands)	Operating Leases
2024	$1,578
2025	2,157
2026	2,210
2027	2,267
2028	2,015
Thereafter	20,187
Total undiscounted lease payments	30,414
Discount effect of cash flows	6,117
Total lease liability	$24,297

NOTE 8 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three-month periods ended March 31, 2024 and 2023. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at March 31, 2024. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At March 31, 2024 and 2023, there were 212,863 and 205,689 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended March 31,
(dollars in thousands, except share data)	2024	2023
Numerator:
Net income available to common shareholders	$2,522	2,703
Denominator:
Weighted-average common shares outstanding – basic	8,110,249	8,025,876
Common stock equivalents	31,672	66,394
Weighted-average common shares outstanding – diluted	8,141,921	8,092,270
Earnings per common share:
Basic	$0.31	0.34
Diluted	0.31	0.33

Item 2. MANAGEMENT’S DISCUSSION AND Analysis of Financial Condition and Results of Operations.

The following discussion reviews our results of operations for the three month period ended March 31, 2024 as compared to the three month period ended March 31, 2023 and assesses our financial condition as of March 31, 2024 as compared to December 31, 2023. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K for that period. Results for the three month period ended March 31, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or any future period.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” or similar references mean Southern First Bancshares, Inc. and its consolidated subsidiary. References to the “Bank” refer to Southern First Bank.

Cautionary Warning Regarding forward-looking statements

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-

looking statements may relate to our financial condition, results of operations, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “seek to,” “strive,” “focus,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to:

●	Restrictions or conditions imposed by our regulators on our operations;
●	Increases in competitive pressure in the banking and financial services industries;
●	Changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;
●	Changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic or industry conditions;
●	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
●	Credit losses due to loan concentration;
●	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
●	Our ability to successfully execute our business strategy;
●	Our ability to attract and retain key personnel;
●	The success and costs of our expansion into the Charlotte, North Carolina, Greensboro, North Carolina and Atlanta, Georgia markets and into potential new markets;
●	Risks with respect to future mergers or acquisitions, including our ability to successfully expand and integrate the businesses and operations that we acquire and realize the anticipated benefits of the mergers or acquisitions;
●	Changes in the interest rate environment which could reduce anticipated or actual margins;
●	Changes in political conditions or the legislative or regulatory environment, including new governmental initiatives affecting the financial services industry;
●	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;
●	Changes occurring in business conditions and inflation;
●	Increased cybersecurity risk, including potential business disruptions or financial losses;
●	Changes in technology;
●	The adequacy of the level of our allowance for credit losses and the amount of loan loss provisions required in future periods;
●	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses or write-down assets;
●	Changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	Any increase in FDIC assessments which will increase our cost of doing business;
●	Risks associated with complex and changing regulatory environments, including, among others, with respect to data privacy, artificial intelligence, information security, climate change or other environmental, social and governance matters, and labor matters, relating to our operations;
●	The rate of delinquencies and amounts of loans charged-off;

●	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
●	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;
●	Adverse changes in asset quality and resulting credit risk-related losses and expenses;
●	Changes in accounting standards, rules and interpretations and the related impact on our financial statements;
●	Risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed;
●	The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, such as the war in Ukraine, the Middle East conflict, and the conflict between China and Taiwan, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs; and
●	Other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, in Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q, and in our other filings with the SEC.

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

At March 31, 2024, we had total assets of $4.11 billion, a 1.2% increase from total assets of $4.06 billion at December 31, 2023. The largest component of our total assets is loans which were $3.64 billion and $3.60 billion at March 31, 2024 and December 31, 2023, respectively. Our liabilities and shareholders’ equity at March 31, 2024 totaled $3.79 billion and $315.3 million, respectively, compared to liabilities of $3.74 billion and shareholders’ equity of $312.5 million at December 31, 2023. The principal component of our liabilities is deposits which were $3.46 billion and $3.38 billion at March 31, 2024 and December 31, 2023, respectively.

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

Our net income to common shareholders was $2.5 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively. Diluted earnings per share (“EPS”) was $0.31 for the first quarter of 2024 as compared to $0.33 for the same period in 2023. The decrease in net income was primarily driven by a decrease in net interest income resulting from an increase in deposit and funding costs.

results of operations

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $18.6 million for the first quarter of 2024, an 8.7% decrease over net interest income of $20.4 million for the first quarter of 2023, driven primarily by an $11.8 million increase in interest expense on our deposit accounts, partially offset by a $10.0 million increase in interest income. In addition, our net interest margin, on a tax-equivalent basis (TE), was 1.94% for the first quarter of 2024 compared to 2.36% for the same period in 2023.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three month periods ended March 31, 2024 and 2023. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” tables demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended March 31,
	2024			2023
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$94,420	$1,280	5.44%	$85,966	$969	4.57%
Investment securities, taxable	137,271	1,436	4.20%	87,521	530	2.46%
Investment securities, nontaxable(2)	8,097	55	2.70%	10,266	106	4.21%
Loans(3)	3,622,972	45,605	5.05%	3,334,530	36,748	4.47%
Total interest-earning assets	3,862,760	48,376	5.02%	3,518,283	38,353	4.42%
Noninterest-earning assets	155,362			161,310
Total assets	$4,018,122			$3,679,593
Interest-bearing liabilities
NOW accounts	$295,774	660	0.90%	$303,176	440	0.59%
Savings & money market	1,620,521	16,299	4.03%	1,661,878	11,992	2.93%
Time deposits	801,734	9,973	4.99%	543,425	4,747	3.54%
Total interest-bearing deposits	2,718,029	26,932	3.97%	2,508,479	17,179	2.78%
FHLB advances and other borrowings	241,319	2,229	3.71%	18,243	200	4.45%
Subordinated debentures	36,333	557	6.15%	36,224	527	5.90%
Total interest-bearing liabilities	2,995,681	29,718	3.98%	2,562,946	17,906	2.83%
Noninterest-bearing liabilities	707,890			818,123
Shareholders’ equity	314,551			298,524
Total liabilities and shareholders’ equity	$4,018,122			$3,679,593
Net interest spread			1.04%			1.59%
Net interest income (tax equivalent) / margin		$18,658	1.94%		$20,447	2.36%
Less: tax-equivalent adjustment(2)		13			23
Net interest income		$18,645			$20,424
(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin (TE) decreased 42 basis points to 1.94% during the first quarter of 2024, compared to the first quarter of 2023, primarily due to our deposit and borrowing costs increasing faster than our loan yield as our interest-bearing liabilities have been more sensitive to changes in the federal funds rate over the past two years. Our average interest-bearing liabilities grew by $432.7 million during the first quarter of 2024 from the prior year, while the rate on these liabilities increased 115 basis points to 3.98%. In contrast, our average interest-earning assets grew by $344.5 million during the first quarter of 2024 from the prior year, while the average yield on these assets increased by only 60 basis points to 5.02% during the same period.

The increase in our average interest-bearing liabilities during the first quarter of 2024 resulted primarily from a $209.6 million increase in our interest-bearing deposits from the prior year, while the 115 basis point increase in rate on our interest-bearing liabilities was driven by a 119 basis point increase in deposit rates.

The increase in average interest-earning assets for the first quarter of 2024 related primarily to an increase of $288.4 million in our average loan balances from the prior year. The 60 basis point increase in yield on our interest-earning assets was driven by a 58 basis point increase in loan yield as our loan portfolio has repriced at rates higher than historical rates for the majority of the past 12 months.

Our net interest spread was 1.04% for the first quarter of 2024 compared to 1.59% for the same period in 2023. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 115 basis point increase in the rate on our interest-bearing liabilities was partially offset by a 60 basis point increase in yield on our interest-earning assets, resulting in a 55 basis point decrease in our net interest spread for the 2024 period. We anticipate continued pressure on our net interest spread and net interest margin in future periods as a significant portion of our loan portfolio is at fixed rates which do not move with the Federal Reserve’s interest rate increases, while our deposit accounts reprice much more quickly.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	March 31, 2024 vs. 2023				March 31, 2023 vs. 2022
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$3,234	5,168	455	8,857	$7,189	4,328	1,300	12,817
Investment securities	297	382	186	865	(103)	309	(67)	139
Federal funds sold and interest-bearing deposits with banks	45	254	12	311	(2)	945	(33)	910
Total interest income	3,576	5,804	653	10,033	7,084	5,582	1,200	13,866
Interest expense
Deposits	503	8,987	263	9,753	253	12,521	3,497	16,271
FHLB advances and other borrowings	2,444	(31)	(384)	2,029	1	170	17	188
Subordinated debentures	2	28	-	30	1	146	-	147
Total interest expense	2,949	8,984	(121)	11,812	255	12,837	3,514	16,606
Net interest income	$627	(3,180)	774	(1,779)	$6,829	(7,255)	(2,314)	(2,740)

Net interest income, the largest component of our income, was $18.6 million for the first quarter of 2024 and $20.4 million for the first quarter of 2023, a $1.8 million, or 8.7%, decrease year over year. The decrease during 2024 was driven by an $11.8 million increase in interest expense primarily due to higher rates on our interest-bearing deposits, combined with an increase in average FHLB advances and other borrowings. Partially offsetting the increase in interest expense was a $10.0 million increase in interest income which was primarily driven by an increase in yield on our loan portfolio, combined with a $288.4 million increase in average loan balances for the first quarter of 2024.

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

We recorded a $175,000 reversal of the provision for credit losses during the first quarter of 2024, compared to a $1.8 million provision for credit losses in the first quarter of 2023. No provision for credit losses was recorded during the first quarter of 2024 as we continue to experience low net charge-offs, and the expected loss rates in our allowance for credit losses continue to decline. During the first quarter of 2024, we reversed $175,000 of the reserve for unfunded commitments due to a decrease in the balance of unfunded commitments at March 31, 2024, compared to December 31, 2023.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended March 31,
(dollars in thousands)	2024	2023
Mortgage banking income	$1,164	622
Service fees on deposit accounts	387	325
ATM and debit card income	544	555
Income from bank owned life insurance	377	332
Other income	192	210
Total noninterest income	$2,664	2,044

Noninterest income was $2.7 million for the first quarter of 2024, a $620,000, or 30.3%, increase from noninterest income of $2.0 million for the first quarter of 2023. Mortgage banking income continues to be the largest component of our noninterest income at $1.2 million for the first quarter of 2024. The increase in noninterest income resulted primarily from a $542,000, or 87.1%, increase in mortgage banking income over the prior year which was driven by higher mortgage volume during the first quarter of 2024.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended March 31,
(dollars in thousands)	2024	2023
Compensation and benefits	$10,857	10,356
Occupancy	2,557	2,457
Outside service and data processing costs	1,846	1,629
Insurance	955	689
Professional fees	618	660
Marketing	369	366
Other	898	947
Total noninterest expense	$18,100	17,104

Noninterest expense was $18.1 million for the first quarter of 2024, a $996,000, or 5.8%, increase from noninterest expense of $17.1 million for the first quarter of 2023. The increase in noninterest expense was driven primarily by the following:

●	Compensation and benefits expense increased $501,000, or 4.8%, relating primarily to annual salary increases and higher benefit related expenses.
●	Outside service and data processing costs increased $217,000, or 13.3%, relating primarily to increases in item processing, electronic banking and software licensing and maintenance costs.
●	Insurance costs increased $266,000, or 38.6%, as a result of higher FDIC insurance premiums.

Our efficiency ratio was 84.9% for the first quarter of 2024, compared to 76.1% for the first quarter of 2023. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The higher ratio during the first quarter of 2024, compared to the first quarter of 2023, relates primarily to the decrease in net interest income combined with higher noninterest expenses.

We incurred income tax expense of $862,000 and $836,000 for the three months ended March 31, 2024 and 2023, respectively. Our effective tax rate was 25.5% and 23.6% for the three months ended March 31, 2024 and 2023, respectively. The higher tax rate during the first quarter of 2024 was driven by the effect of equity compensation transactions during the quarter.

Balance Sheet Review

Investment Securities

At March 31, 2024, the $144.5 million in our investment securities portfolio represented approximately 3.5% of our total assets. Our available for sale investment portfolio included corporate bonds, US treasuries, US government agency securities, state and political subdivisions, asset-backed securities and mortgage-backed securities with a fair value of $126.0 million and an amortized cost of $140.9 million, resulting in an unrealized loss of $14.9 million. At December 31, 2023, the $154.6 million in our investment securities portfolio represented approximately 3.8% of our total assets, including investment securities with a fair value of $134.7 million and an amortized cost of $149.1 million for an unrealized loss of $14.4 million. In addition, other investments, which include FHLB Stock and other nonmarketable investments, decreased $1.4 million from December 31, 2023 to $18.5 million at March 31, 2024.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans, excluding mortgage loans held for sale, for the three months ended March 31, 2024 and 2023 were $3.62 billion and $3.33 billion, respectively. Before the allowance for credit losses, total loans outstanding at March 31, 2024 and December 31, 2023 were $3.64 billion and $3.60 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of March 31, 2024, our loan portfolio included $3.07 billion, or 84.3%, of real estate loans, compared to $3.05 billion, or 84.8%, at December 31, 2023. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. Home equity lines of credit totaled $184.7 million as of March 31, 2024, of which approximately 48% were in a first lien position, while the remaining balance was second liens. At December 31, 2023, our home equity lines of credit totaled $183.0 million, of which approximately 46% were in first lien positions, while the remaining balance was in second liens. The average home equity loan had a balance of approximately $86,000 and a loan to value of 70% as of March 31, 2024, compared to an average loan balance of $85,000 and a loan to value of approximately 73% as of December 31, 2023. Further, 0.3% and 0.8% of our total home equity lines of credit were over 30 days past due as of March 31, 2024 and December 31, 2023, respectively.

Following is a summary of our loan composition at March 31, 2024 and December 31, 2023. During the first three months of 2024, our loan portfolio increased by $41.1 million, or 1.14%, with a $28.1 million increase in commercial loans while consumer loans increased by $13.0 million during the period. The majority of the increase was in loans secured by real estate. Our level of non-owner occupied commercial real estate and multi-family loans represents 271.4% of the Bank’s total risk-based capital at March 31, 2024. Our consumer real estate portfolio grew by $19.1 million and includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $468,000, a term of 23 years, and an average rate of 4.18% as of March 31, 2024, compared to a principal balance of $469,000, a term of 23 years, and an average rate of 4.10% as of December 31, 2023.

	March 31, 2024		December 31, 2023
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$631,047	17.3%	$631,657	17.5%
Non-owner occupied RE	944,530	25.9%	942,529	26.2%
Construction	157,464	4.3%	150,680	4.2%
Business	520,073	14.3%	500,161	13.9%
Total commercial loans	2,253,114	61.8%	2,225,027	61.8%
Consumer
Real estate	1,101,573	30.2%	1,082,429	30.0%
Home equity	184,691	5.1%	183,004	5.1%
Construction	53,216	1.5%	63,348	1.7%
Other	51,172	1.4%	48,819	1.4%
Total consumer loans	1,390,652	38.2%	1,377,600	38.2%
Total gross loans, net of deferred fees	3,643,766	100.0%	3,602,627	100.0%
Less—allowance for credit losses	(40,441)		(40,682)
Total loans, net	$3,603,325		$3,561,945

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of March 31, 2024 and December 31, 2023, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets.

(dollars in thousands)	March 31, 2024	December 31, 2023
Commercial	$1,898	1,742
Consumer	1,748	2,221
Total nonaccrual loans	3,646	3,963
Other real estate owned	-	-
Total nonperforming assets	$3,646	3,963

At March 31, 2024, nonperforming assets were $3.6 million, or 0.09% of total assets and 0.10% of gross loans. Comparatively, nonperforming assets were $4.0 million, or 0.10% of total assets and 0.11% of gross loans at December 31, 2023. Nonaccrual loans decreased $317,000 during the first three months of 2024 due primarily to two relationships that returned to accrual status and one relationship that paid off during the quarter.

The amount of foregone interest income on nonaccrual loans in the first three months of 2024 and 2023 was not material. At March 31, 2024 and December 31, 2023, the allowance for credit losses represented 1,109.13% and 1,026.55% of the total amount of nonperforming loans, respectively. A significant portion of the nonperforming loans at March 31, 2024 were secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.

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

In addition, at March 31, 2024, 84.3% of our loans were collateralized by real estate and 89.1% of our individually evaluated loans were secured by real estate. Included in our real estate portfolio at March 31, 2024 was $222.1 million of loans, or 6.1% of our total loan portfolio, collateralized by office properties, $172.6 million of loans, or 4.7%, collateralized by retail properties, $147.4 million of loans, or 4.0%, collateralized by hotels, and $112.6 million of loans, or 3.1%, collateralized by multifamily properties. We utilize third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Individually evaluated loans are reviewed on a quarterly basis to determine the level of impairment. As of March 31, 2024, we did not have any individually evaluated real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for individually evaluated loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At March 31, 2024, individually evaluated loans totaled $4.5 million with a reserve of approximately $697,000 allocated in the allowance for credit losses. Comparatively, individually evaluated loans totaled $4.8 million at December 31, 2023 for which $3.7 million of these loans had a reserve of approximately $688,000 allocated in the allowance for credit losses.

Allowance for Credit Losses

The allowance for credit losses was $40.4 million, representing 1.11% of outstanding loans and providing coverage of 1,109.13% of nonperforming loans at March 31, 2024 compared to $40.7 million, or 1.13% of outstanding loans and 1,026.58% of nonperforming loans at December 31, 2023. At March 31, 2023, the allowance for credit losses was $40.4 million, or 1.18% of outstanding loans and 854.33% of nonperforming loans.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits and advances from the FHLB. In the past, we have chosen to obtain a portion of our certificates of deposits from areas outside of our market in order to obtain longer term deposits than are readily available in our local market. Our internal guidelines regarding the use of brokered CDs limit our brokered CDs to 30% of total deposits, which allows us to take advantage of the attractive terms that wholesale funding can offer while mitigating the related inherent risk.

Our retail deposits represented $3.00 billion, or 86.7% of total deposits, while our wholesale deposits represented $459.8 million, or 13.3%, of total deposits at March 31, 2024. At December 31, 2023, retail deposits represented $3.00 billion, or 88.8%, of our total deposits and wholesale deposits were $379.4 million, representing 11.2% of our total deposits. Our loan-to-deposit ratio was 105% at March 31, 2024 and 107% at December 31, 2023.

The following is a detail of our deposit accounts:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Non-interest bearing	$671,708	674,167
Interest bearing:
NOW accounts	293,064	310,218
Money market accounts	1,603,796	1,605,278
Savings	32,248	31,669
Time, less than $250,000	206,657	190,167
Time and out-of-market deposits, $250,000 and over	653,208	568,065
Total deposits	$3,460,681	3,379,564

Our primary focus is on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were stable at $2.81 billion at March 31, 2024 and December 31, 2023. In addition, at March 31, 2024 and December 31, 2023, we estimate that we have approximately $1.3 billion, or 37.8% and 38.7% of total deposits, respectively, in uninsured deposits, including related interest accrued and unpaid. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, the amounts above are estimates and are based on the same methodologies and assumptions used by the FDIC for the Bank’s regulatory reporting requirements.

The following table shows the average balance amounts and the average rates paid on deposits.

	Three months ended March 31,
	2024		2023
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$653,223	0.00%	$766,916	0.00%
Interest-bearing demand deposits	295,774	0.90%	303,176	0.59%
Money market accounts	1,588,788	4.11%	1,621,885	3.01%
Savings accounts	31,734	0.17%	39,993	0.06%
Time deposits less than $250,000	146,477	4.41%	59,469	4.57%
Time deposits greater than $250,000	655,256	5.12%	483,956	3.43%
Total deposits	$3,371,252	3.20%	$3,275,395	2.13%

During the first three months of 2024, our average transaction account balances decreased by $162.5 million, or 6.0%, from the prior year, while our average time deposit balances increased by $258.3 million, or 47.5%.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits $250,000 or more at March 31, 2024 was as follows:

(dollars in thousands)	March 31, 2024
Three months or less	$84,482
Over three through six months	65,646
Over six through twelve months	144,396
Over twelve months	358,684
Total	$653,208

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at March 31, 2024 and December 31, 2023 were $653.2 million and $568.1 million, respectively. We have a relationship with IntraFi Promontory Network, allowing us to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000. This gives us the ability, as and when needed, to attract and retain large deposits from insurance conscious customers. With IntraFi, we have the option to keep deposits on balance sheet or sell them to other members of the network.

At March 31, 2024, the Company had $240.0 million of convertible fixed rate FHLB advances with a weighted average rate of 3.65%, while at December 31, 2023, the Company had $275.0 million in FHLB Advances. Of the $275.0 million outstanding at December 31, 2023, $35.0 million was at a variable rate and $240.0 million was at fixed rates. The $240.0 million was secured with approximately $1.30 billion of mortgage loans and $14.6 million of stock in the FHLB at March 31, 2024. The $275.0 million was secured with approximately $1.25 billion of mortgage loans and $16.1 million of stock in the FHLB at December 31, 2023.

Listed below is a summary of the terms and maturities of the advances outstanding at March 31, 2024 and December 31, 2023.

	March 31,		December 31,
(dollars in thousands)	2024		2023
Maturity	Amount	Rate	Amount	Rate
February 29, 2024	$-	-	$35,000	5.57%
April 28, 2028	40,000	3.51%	40,000	3.51%
May 15, 2028	35,000	3.13%	35,000	3.13%
June 28, 2028	40,000	3.54%	40,000	3.54%
July 10, 2028	45,000	3.78%	45,000	3.78%
July 10, 2028	40,000	3.87%	40,000	3.87%
July 10, 2028	40,000	3.96%	40,000	3.96%
	$240,000	3.65%	$275,000	3.89%

Liquidity and Capital Resources

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds. The bank failures in the first five months of 2023 exemplify the potential serious results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institution’s ability to satisfy its obligations to depositors. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

At March 31, 2024 and December 31, 2023, our cash and cash equivalents totaled $167.3 million and $156.2 million, respectively, or 4.1% and 3.9% of total assets, respectively. Our investment securities at March 31, 2024 and December 31, 2023 amounted to $144.5 million and $154.6 million, respectively, or 3.5% and 3.8% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain five federal funds purchased lines of credit with correspondent banks totaling $108.5 million for which there were no borrowings against the lines of credit at March 31, 2024. We also had $236.1 million pledged and available with the Federal Reserve Discount Window at March 31, 2024. Comparatively, at December 31, 2023, we had $227.1 million pledged and available with the Federal Reserve Discount Window. At December 31, 2023, we had $13.0 million of marketable investment securities pledged in the Federal Reserve’s Bank Term Funding Program which closed on March 11, 2024.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at March 31, 2024 was $590.0 million, based primarily on the Bank’s qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at March 31, 2024 and December 31, 2023 we had $386.8 million and $388.3 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

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

We also have a line of credit with another financial institution for $15.0 million, which was unused at March 31, 2024. The line of credit was issued on December 28, 2023 at an interest rate of the U.S. Prime Rate plus 0.25% and a maturity date of February 28, 2025.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, availability with the Federal Reserve Discount Window, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio to meet those needs.

Total shareholders’ equity was $315.3 million at March 31, 2024 and $312.5 million at December 31, 2023. The $2.8 million increase from December 31, 2023 is primarily related to net income of $2.5 million during the first three months of 2024 and stock option exercises and equity compensation expenses of $722,000, partially offset by a $455,000 loss in other comprehensive income related to our available for sale securities.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the three months ended March 31, 2024 and the year ended December 31, 2023. Since our inception, we have not paid cash dividends.

	March 31, 2024	December 31, 2023
Return on average assets	0.25%	0.34%
Return on average equity	3.22%	4.44%
Return on average common equity	3.22%	4.44%
Average equity to average assets ratio	7.83%	7.71%
Tangible common equity to assets ratio	7.68%	7.70%

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

To be considered “well capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of March 31, 2024 our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

			March 31, 2024
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$393,470	12.29%	$256,023	8.00%	$320,029	10.00%
Tier 1 Capital (to risk weighted assets)	353,461	11.04%	192,017	6.00%	256,023	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	353,461	11.04%	144,013	4.50%	208,019	6.50%
Tier 1 Capital (to average assets)	353,461	8.77%	161,255	4.00%	201,569	5.00%

			December 31, 2023
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$390,197	12.28%	$254,278	8.00%	$317,847	10.00%
Tier 1 Capital (to risk weighted assets)	350,455	11.03%	190,708	6.00%	254,278	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	350,455	11.03%	143,031	4.50%	206,601	6.50%
Tier 1 Capital (to average assets)	350,455	8.47%	165,414	4.00%	206,767	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

			March 31, 2024
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$403,062	12.59%	$256,023	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	340,053	10.63%	192,017	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	327,053	10.22%	144,013	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	340,053	8.44%	161,255	4.00%	N/A	N/A

			December 31, 2023
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$399,551	12.57%	$254,278	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	336,809	10.60%	190,708	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	323,809	10.19%	143,031	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	336,809	8.14%	165,436	4.00%	N/A	N/A

(1)	The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2024 unfunded commitments to extend credit were $710.7 million, of which $116.0 million were at fixed rates and $595.0 million were at variable rates. At December 31, 2023, unfunded commitments to extend credit were $724.6 million, of which approximately $145.6 million were at fixed rates and $579.0 million were at variable rates. A significant portion of the unfunded commitments related to commercial business loans and consumer home equity lines of credit. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. As of March 31, 2024, the reserve for unfunded commitments was $1.7 million or 0.23% of total unfunded commitments. As of December 31, 2023, the reserve for unfunded commitments was $1.8 million or 0.25% of total unfunded commitments.

At March 31, 2024 and December 31, 2023, there were commitments under letters of credit for $12.0 million and $16.1 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Certain accounting policies inherently involve a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. Of the significant accounting policies used in the preparation of our consolidated financial statements, we have identified certain items as critical accounting policies based on the associated estimates, assumptions, judgments and complexity. See “Management’s Discussion and Analysis of Financial Condition and

Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023, for a description our significant accounting policies that use critical accounting estimates.

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

As of March 31, 2024, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	(7.17)%
Up 200 basis points	(4.75)%
Up 100 basis points	(2.36)%
Base	-
Down 100 basis points	3.99%
Down 200 basis points	6.87%
Down 300 basis points	9.51%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the company’s financial position, results of operations or cash flows.

Item 1A. RISK FACTORS.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Warning Regarding Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q, and in our other filings with the SEC.

There have been no material changes to the risk factors previously disclosed in the Company’s (i) Annual Report on Form 10-K for fiscal year ended December 31, 2023.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Sales of Unregistered Securities - None
(b)	Use of Proceeds – Not applicable
(c)	Issuer Purchases of Securities

As of March 31, 2024, the Company does not have an authorized share repurchase program.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Trading Plans

During the three months ended March 31, 2024, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K of the Securities Act of 1933.

Item 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: April 30, 2024	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2024	/s/R. Arthur Seaver, Jr.

(Principal Financial and Accounting Officer)