Form 10-Q
period 2024-06-30
SOUTHERN FIRST BANCSHARES INC
filed 2024-07-31
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,155,097 shares of common stock, par value $0.01 per share, were issued and outstanding as of July 25, 2024.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
June 30, 2024 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except share data)	2024	2023
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$21,567	28,020
Federal funds sold	164,432	119,349
Interest-bearing deposits with banks	8,828	8,801
Total cash and cash equivalents	194,827	156,170
Investment securities:
Investment securities available for sale	121,353	134,702
Other investments	18,653	19,939
Total investment securities	140,006	154,641
Mortgage loans held for sale	14,759	7,194
Loans	3,622,521	3,602,627
Less allowance for credit losses	(40,157)	(40,682)
Loans, net	3,582,364	3,561,945
Bank owned life insurance	53,263	52,501
Property and equipment, net	91,533	94,301
Deferred income taxes, net	12,339	12,200
Other assets	20,758	16,837
Total assets	$4,109,849	4,055,789
LIABILITIES
Deposits	$3,459,869	3,379,564
FHLB advances and related debt	240,000	275,000
Subordinated debentures	36,376	36,322
Other liabilities	54,856	52,436
Total liabilities	3,791,101	3,743,322
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 20,000,000 shares authorized, 8,155,097 shares issued and outstanding at June 30, 2024; 10,000,000 shares authorized, 8,088,186 shares issued and outstanding at December 31, 2023	82	81
Nonvested restricted stock	(4,710)	(3,596)
Additional paid-in capital	124,174	121,777
Accumulated other comprehensive loss	(11,866)	(11,342)
Retained earnings	211,068	205,547
Total shareholders’ equity	318,748	312,467
Total liabilities and shareholders’ equity	$4,109,849	4,055,789

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(dollars in thousands, except share data)	2024	2023	2024	2023
Interest income
Loans	$46,545	41,089	92,150	77,837
Investment securities	1,418	706	2,896	1,318
Federal funds sold and interest-bearing deposits with banks	2,583	891	3,863	1,860
Total interest income	50,546	42,686	98,909	81,015
Interest expense
Deposits	28,216	21,937	55,148	39,115
Borrowings	2,802	1,924	5,588	2,651
Total interest expense	31,018	23,861	60,736	41,766
Net interest income	19,528	18,825	38,173	39,249
Provision for credit losses	500	910	325	2,735
Net interest income after provision for credit losses	19,028	17,915	37,848	36,514
Noninterest income
Mortgage banking income	1,923	1,337	3,087	1,959
Service fees on deposit accounts	416	331	810	656
ATM and debit card income	587	536	1,131	1,091
Income from bank owned life insurance	384	338	762	670
Other income	213	194	397	404
Total noninterest income	3,523	2,736	6,187	4,780
Noninterest expenses
Compensation and benefits	11,290	10,287	22,147	20,643
Occupancy	2,552	2,518	5,109	4,975
Outside service and data processing costs	1,962	1,705	3,808	3,334
Insurance	965	897	1,920	1,586
Professional fees	582	751	1,200	1,410
Marketing	389	335	758	701
Other	903	900	1,801	1,848
Total noninterest expenses	18,643	17,393	36,743	34,497
Income before income tax expense	3,908	3,258	7,292	6,797
Income tax expense	909	800	1,771	1,636
Net income	$2,999	2,458	5,521	5,161
Earnings per common share
Basic	$0.37	0.31	0.68	0.64
Diluted	0.37	0.31	0.68	0.64
Weighted average common shares outstanding
Basic	8,125,869	8,051,131	8,118,059	8,038,642
Diluted	8,140,822	8,069,028	8,141,371	8,080,521

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Net income	$2,999	2,458	5,521	5,161
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	(86)	(1,183)	(664)	888
Tax benefit (expense)	17	248	140	(188)
Other comprehensive income (loss)	(69)	(935)	(524)	700
Comprehensive income	$2,930	1,523	4,997	5,861

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	For the three months ended June 30,
	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
March 31, 2023	8,047,975	$80	-	$-	$(4,462)	$120,683	$(11,775)	$194,824	$299,350
Net income	-	-	-	-	-	-	-	2,458	2,458
Proceeds from exercise of stock options	10,000	1	-	-	-	168	-	-	169
Issuance of restricted stock, net of forfeitures	463	-	-	-	85	(85)	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	326	-	-	-	326
Compensation expense related to stock options, net of tax	-	-	-	-	-	146	-	-	146
Other comprehensive loss	-	-	-	-	-	-	(935)	-	(935)

June 30, 2023	8,058,438	$81	-	$-	$(4,051)	$120,912	$(12,710)	$197,282	$301,514
March 31, 2024	8,156,109	$82	-	$-	$(5,257)	$124,159	$(11,797)	$208,069	$315,256
Net income	-	-	-	-	-	-	-	2,999	2,999
Proceeds from exercise of stock options	-	-	-	-	-	-	-	-	-
Issuance of restricted stock, net of forfeitures	(1,012)	-	-	-	78	(78)	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	469	-	-	-	469
Compensation expense related to stock options, net of tax	-	-	-	-	-	93	-	-	93
Other comprehensive loss	-	-	-	-	-	-	(69)	-	(69)

June 30, 2024	8,155,097	$82	-	$-	$(4,710)	$124,174	$(11,866)	$211,068	$318,748
	For the six months ended June 30,
	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2022	8,011,045	$80	-	-	$(3,306)	$119,027	$(13,410)	$192,121	$294,512
Net income	-	-	-	-	-	-	-	5,161	5,161
Proceeds from exercise of stock options	11,000	1	-	-	-	184	-	-	185
Issuance of restricted stock, net of forfeitures	36,393	-	-	-	(1,436)	1,436	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	691	-	-	-	691
Compensation expense related to stock options, net of tax	-	-	-	-	-	265	-	-	265
Other comprehensive income	-	-	-	-	-	-	700	-	700

June 30, 2023	8,058,438	$81	-	$-	$(4,051)	$120,912	$(12,710)	$197,282	$301,514
December 31, 2023	8,088,186	$81	-	$-	$(3,596)	$121,777	$(11,342)	$205,547	$312,467
Net income	-	-	-	-	-	-	-	5,521	5,521
Proceeds from exercise of stock options	11,000	-	-	-	-	167	-	-	167
Issuance of restricted stock, net of forfeitures	55,911	1	-	-	(2,035)	2,034	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	921	-	-	-	921
Compensation expense related to stock options, net of tax	-	-	-	-	-	196	-	-	196
Other comprehensive loss	-	-	-	-	-	-	(524)	-	(524)

June 30, 2024	8,155,097	$82	-	$-	$(4,710)	$124,174	$(11,866)	$211,068	$318,748

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
(dollars in thousands)	2024	2023
Operating activities
Net income	$5,521	5,161
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	325	2,735
Depreciation and other amortization	2,418	2,397
Accretion and amortization of securities discounts and premium, net	281	259
Net change in operating leases	78	133
Compensation expense related to stock options and restricted stock grants	1,117	956
Gain on sale of loans held for sale	(2,757)	(1,636)
Loans originated and held for sale	(100,884)	(70,422)
Proceeds from sale of loans held for sale	96,076	60,194
Increase in cash surrender value of bank owned life insurance	(762)	(670)
Decrease in deferred tax asset	-	(21)
Increase in other assets	(3,921)	(4,076)
Increase (decrease) in other liabilities	3,543	(359)
Net cash provided by (used for) operating activities	1,035	(5,349)
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(21,169)	(264,737)
Purchase of property and equipment	(372)	(767)
Purchase of investment securities:
Available for sale	(5,191)	-
Other investments	(4,301)	(42,518)
Payments and maturities, calls and repayments of investment securities:
Available for sale	17,596	2,427
Other investments	5,587	40,801
Net cash used for investing activities	(7,850)	(264,794)
Financing activities
Increase in cash realized from:
Increase in deposits, net	80,305	299,154
Increase (decrease) in Federal Home Loan Bank advances and other borrowings, net	(35,000)	5,000
Proceeds from the exercise of stock options	167	185
Net cash provided by financing activities	45,472	304,339
Net increase in cash and cash equivalents	38,657	34,196
Cash and cash equivalents at beginning of the period	156,170	170,874
Cash and cash equivalents at end of the period	$194,827	205,070
Supplemental information
Cash paid for
Interest	$57,297	38,612
Income taxes	1,190	541
Schedule of non-cash transactions
Unrealized gain (loss) on securities, net of income taxes	(524)	700

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2024. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

The Bank makes loans to individuals and businesses in the Upstate, Midlands, and Lowcountry regions of South Carolina as well as the Triangle, Triad and Charlotte regions of North Carolina and Atlanta, Georgia for various personal and commercial purposes. The Bank’s loan portfolio has a concentration of real estate loans. As of June 30, 2024 and 2023, real estate loans represented 84.3% and 84.1%, respectively, of total loans. However, borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

As of June 30, 2024, the Company’s and the Bank’s capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession, our reported and regulatory capital ratios could be adversely impacted by future credit losses.

The Company maintains access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the subsidiary bank. As of June 30, 2024, the $15.0 million line was unused.

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

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	June 30, 2024
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,134	-	247	1,887
US treasuries	999	-	109	890
US government agencies	19,600	-	1,900	17,700
State and political subdivisions	22,514	-	3,191	19,323
Asset-backed securities	31,555	78	58	31,575
Mortgage-backed securities	59,571	-	9,593	49,978
Total investment securities available for sale	$136,373	78	15,098	121,353

	December 31, 2023
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,147	-	237	1,910
US treasuries	9,495	1	102	9,394
US government agencies	20,594	-	1,938	18,656
State and political subdivisions	22,642	11	2,912	19,741
Asset-backed securities	33,450	2	216	33,236
Mortgage-backed securities	60,730	-	8,965	51,765
Total investment securities available for sale	$149,058	14	14,370	134,702

Contractual maturities and yields on the Company’s investment securities at June 30, 2024 and December 31, 2023 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

							June 30, 2024
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	$-	-	$1,887	2.02%	$-	-	$1,887	2.02%
US treasuries	-	-	890	1.27%	-	-	-	-	890	1.27%
US government agencies	992	0.45%	2,389	1.00%	14,319	4.29%	-	-	17,700	3.63%
State and political subdivisions	-	-	904	1.94%	5,729	1.89%	12,690	2.16%	19,323	2.07%
Asset-backed securities	-	-	132	3.88%	-	-	31,443	6.68%	31,575	6.67%
Mortgage-backed securities	-	-	6,547	1.29%	3,411	1.54%	40,020	2.10%	49,978	1.96%
Total investment securities	$992	0.45%	$10,862	1.31%	$25,346	3.21%	$84,153	3.82%	$121,353	3.44%

							December 31, 2023
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	$-	-	$1,910	2.01%	$-	-	$1,910	2.01%
US treasuries	8,497	5.42%	897	1.27%	-	-	-	-	9,394	5.02%
US government agencies	970	0.45%	2,385	1.00%	15,301	4.41%	-	-	18,656	3.77%
State and political subdivisions	-	-	906	1.94%	5,769	1.89%	13,066	2.15%	19,741	2.06%
Asset-backed securities	-	-	296	(6.13)%	-	-	32,940	6.63%	33,236	6.57%
Mortgage-backed securities	-	-	4,795	1.15%	5,400	1.59%	41,570	2.00%	51,765	1.87%
Total investment securities	$9,467	4.91%	$9,279	0.98%	$28,380	3.20%	$87,576	3.76%	$134,702	3.55%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at June 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

							June 30, 2024
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,887	$247	1	$1,887	$247
US treasuries	-	-	-	1	890	109	1	890	109
US government agencies	-	-	-	12	17,700	1,900	12	17,700	1,900
State and political subdivisions	2	748	13	30	18,575	3,178	32	19,323	3,191
Asset-backed	3	11,479	42	7	3,708	16	10	15,187	58
Mortgage-backed securities	1	1,161	1	63	48,817	9,592	64	49,978	9,593
Total investment securities	6	$13,388	$56	114	$91,577	$15,042	120	$104,965	$15,098

								December 31, 2023
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,910	$237	1	$1,910	$237
US treasuries	-	-	-	1	897	102	1	897	102
US government agencies	2	7,533	50	10	11,123	1,888	12	18,656	1,938
State and political subdivisions	-	-	-	30	18,964	2,912	30	18,964	2,912
Asset-backed	8	26,746	145	7	4,866	71	15	31,612	216
Mortgage-backed securities	2	2,869	36	62	48,896	8,929	64	51,765	8,965
Total investment securities	12	$37,148	$231	111	$86,656	$14,139	123	$123,804	$14,370

At June 30, 2024, the Company had 120 individual investments that were in an unrealized loss position. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on available for sale securities recognized as of June 30, 2024.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	June 30, 2024	December 31, 2023
Federal Home Loan Bank stock	$14,633	16,063
Other nonmarketable investments	3,617	3,473
Investment in Trust Preferred subsidiaries	403	403
Total other investments	$18,653	19,939

The Company has evaluated other investments for impairment and determined that the other investments are not impaired as of June 30, 2024 and that ultimate recoverability of the par value of the investments is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At June 30, 2024, there were no securities pledges as collateral for repurchase agreements from brokers.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At June 30, 2024, mortgage loans held for sale totaled $14.8 million compared to $7.2 million at December 31, 2023.

NOTE 4 – Loans and Allowance for Credit Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $6.8 million as of June 30, 2024 and $7.0 million as of December 31, 2023.

	June 30, 2024		December 31, 2023
(dollars in thousands)Commercial [Member]	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$642,008	17.7%	$631,657	17.5%
Non-owner occupied RE	917,034	25.3%	942,529	26.2%
Construction	144,968	4.0%	150,680	4.2%
BusinessBusiness [Member]	527,017	14.5%	500,161	13.9%
Total commercial loans	2,231,027	61.5%	2,225,027	61.8%
Consumer
Real estate	1,126,155	31.1%	1,082,429	30.0%
Home equityHome equity [Member]	189,294	5.3%	183,004	5.1%
Construction	32,936	0.9%	63,348	1.7%
OtherOther [Member]	43,109	1.2%	48,819	1.4%
Total consumer loans	1,391,494	38.5%	1,377,600	38.2%
Total gross loans, net of deferred fees	3,622,521	100.0%	3,602,627	100.0%
Less—allowance for credit losses	(40,157)		(40,682)
Total loans, net	$3,582,364		$3,561,945

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

	June 30, 2024
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$14,444	191,243	395,013	41,308	642,008
Non-owner occupied RE	95,160	499,411	300,272	22,191	917,034
Construction	27,588	69,004	48,376	-	144,968
Business	114,676	245,232	162,789	4,320	527,017
Total commercial loans	251,868	1,004,890	906,450	67,819	2,231,027
Consumer
Real estate	17,847	59,442	306,892	741,974	1,126,155
Home equity	2,768	31,447	150,681	4,398	189,294
Construction	2,084	1,246	19,953	9,653	32,936
Other	5,017	34,340	2,963	789	43,109
Total consumer loans	27,716	126,475	480,489	756,814	1,391,494
Total gross loans, net of deferred fees	$279,584	1,131,365	1,386,939	824,633	3,622,521

			December 31, 2023
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$17,358	177,203	395,130	41,966	631,657
Non-owner occupied RE	68,601	517,622	331,727	24,579	942,529
Construction	26,762	64,432	59,486	-	150,680
Business	114,432	194,416	186,927	4,386	500,161
Total commercial loans	227,153	953,673	973,270	70,931	2,225,027
Consumer
Real estate	10,593	51,956	301,095	718,785	1,082,429
Home equity	2,716	27,578	147,855	4,855	183,004
Construction	-	252	39,459	23,637	63,348
Other	11,157	33,592	3,265	805	48,819
Total consumer loans	24,466	113,378	491,674	748,082	1,377,600
Total gross loans, net of deferred fees	$251,619	1,067,051	1,464,944	819,013	3,602,627

The following table summarizes the loans due after one year by category.

	June 30, 2024		December 31, 2023
	Interest Rate			Interest Rate
(dollars in thousands)	Fixed	Floating or Adjustable	Fixed	Floating or Adjustable
Commercial
Owner occupied RE	$607,993	19,571	605,199	9,100
Non-owner occupied RE	730,091	91,783	768,048	105,880
Construction	84,955	32,425	81,326	42,592
Business	288,076	124,265	293,920	91,809
Total commercial loans	1,711,115	268,044	1,748,493	249,381
Consumer
Real estate	1,108,308	-	1,071,836	-
Home equity	10,791	175,735	11,441	168,847
Construction	30,852	-	63,348	-
Other	11,463	26,629	11,525	26,137
Total consumer loans	1,161,414	202,364	1,158,150	194,984
Total gross loans, net of deferred fees	$2,872,529	470,408	2,906,643	444,365

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

A description of the general characteristics of the risk grades is as follows:

•	Pass— A pass loan ranges from minimal to average credit risk; however, still has acceptable credit risk.
•	Watch—A watch loan exhibits above average credit risk due to minor weaknesses and warrants closer scrutiny by management.
•	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.
•	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, which may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following table presents loan balances classified by credit quality indicators by year of origination as of June 30, 2024.

							June 30, 2024
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$23,203	44,004	179,234	139,629	69,627	157,231	85	240	613,253
Watch	501	-	3,400	1,483	8,947	10,562	-	-	24,893
Special Mention	-	-	172	-	-	2,866	-	-	3,038
Substandard	-	-	-	-	-	824	-	-	824
Total Owner occupied RE	23,704	44,004	182,806	141,112	78,574	171,483	85	240	642,008

Non-owner occupied RE
Pass	18,752	78,134	307,936	163,811	106,253	200,283	348	-	875,517
Watch	-	997	2,363	444	522	11,614	-	-	15,940
Special Mention	-	-	-	7,662	-	8,999	-	-	16,661
Substandard	-	-	967	304	-	7,645	-	-	8,916
Total Non-owner occupied RE	18,752	79,131	311,266	172,221	106,775	228,541	348	-	917,034
Current period gross write-offs	-	-	-	-	-	(1,029)	-	-	(1,029)

Construction
Pass	11,547	27,377	84,630	20,016	-	-	-	-	143,570
Watch	-	-	1,398	-	-	-	-	-	1,398
Total Construction	11,547	27,377	86,028	20,016	-	-	-	-	144,968

Business
Pass	14,126	48,209	137,919	42,732	17,134	57,525	172,528	230	490,403
Watch	-	152	16,870	1,965	1,448	4,394	6,985	146	31,960
Special Mention	662	223	827	80	131	1,812	-	-	3,735
Substandard	-	-	-	148	361	410	-	-	919
Total Business	14,788	48,584	155,616	44,925	19,074	64,141	179,513	376	527,017
Current period gross write-offs	-	-	-	-	(347)	(18)	-	-	(365)
Total Commercial loans	68,791	199,096	735,716	378,274	204,423	464,165	179,946	616	2,231,027

Consumer
Real estate
Pass	47,322	148,130	287,524	271,998	166,714	165,723	-	-	1,087,411
Watch	-	487	5,590	7,305	4,764	5,813	-	-	23,959
Special Mention	-	142	2,472	1,509	993	5,104	-	-	10,220
Substandard	-	275	341	1,220	978	1,751	-	-	4,565
Total Real estate	47,322	149,034	295,927	282,032	173,449	178,391	-	-	1,126,155

Home equity
Pass	-	-	-	-	-	-	175,981	-	175,981
Watch	-	-	-	-	-	-	8,094	-	8,094
Special Mention	-	-	-	-	-	-	3,724	-	3,724
Substandard	-	-	-	-	-	-	1,495	-	1,495
Total Home equity	-	-	-	-	-	-	189,294	-	189,294

Construction
Pass	2,638	10,263	15,424	4,611	-	-	-	-	32,936
Total Construction	2,638	10,263	15,424	4,611	-	-	-	-	32,936

Other
Pass	2,411	1,066	2,316	2,034	1,320	3,053	29,800	-	42,000
Watch	-	8	20	341	-	150	55	-	574
Special Mention	5	31	327	69	-	68	30	-	530
Substandard	-	-	-	-	-	-	5	-	5
Total Other	2,416	1,105	2,663	2,444	1,320	3,271	29,890	-	43,109
Current period gross write-offs	-	-	-	-	-	(38)	(41)	-	(79)
Total Consumer loans	52,376	160,402	314,014	289,087	174,769	181,662	219,184	-	1,391,494
Total loans	$121,167	359,498	1,049,730	667,361	379,192	645,827	399,130	616	3,622,521
Total Current period gross write-offs	-	-	-	-	(347)	(1,085)	(41)	-	(1,473)

The following table presents loan balances classified by credit quality indicators by year of origination as of December 31, 2023.

	December 31, 2023
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$42,846	180,654	138,549	64,818	59,880	110,502	85	166	597,500
Watch	-	3,460	460	15,997	3,525	6,616	-	-	30,058
Special Mention	-	181	-	-	-	3,057	-	-	3,238
Substandard	-	-	-	-	-	861	-	-	861
Total Owner occupied RE	42,846	184,295	139,009	80,815	63,405	121,036	85	166	631,657

Non-owner occupied RE
Pass	84,617	298,063	162,697	107,364	59,260	163,990	9,249	-	885,240
Watch	1,007	3,260	9,914	533	5,545	10,630	-	-	30,889
Special Mention	-	-	7,759	-	8,252	879	-	-	16,890
Substandard	-	-	313	-	8,088	1,109	-	-	9,510
Total Non-owner occupied RE	85,624	301,323	180,683	107,897	81,145	176,608	9,249	-	942,529
Current period gross write-offs	-	(200)	-	-	-	(42)	-	-	(242)

Construction
Pass	27,262	86,161	24,399	11,459	-	-	-	-	149,281
Watch	-	1,399	-	-	-	-	-	-	1,399
Total Construction	27,262	87,560	24,399	11,459	-	-	-	-	150,680

Business
Pass	48,705	134,999	48,557	18,868	17,292	47,708	146,745	1,431	464,305
Watch	127	15,867	1,833	1,010	842	3,584	7,570	506	31,339
Special Mention	241	961	98	857	184	447	150	97	3,035
Substandard	-	-	155	-	132	1,195	-	-	1,482
Total Business	49,073	151,827	50,643	20,735	18,450	52,934	154,465	2,034	500,161
Current period gross write-offs	-	-	-	(28)	-	-	(15)	(22)	(65)
Total Commercial loans	204,805	725,005	394,734	220,906	163,000	350,578	163,799	2,200	2,225,027

Consumer
Real estate
Pass	144,179	273,585	278,138	176,395	66,087	105,383	-	-	1,043,767
Watch	490	5,658	8,230	3,917	2,051	3,890	-	-	24,236
Special Mention	143	2,499	1,657	1,291	2,220	3,360	-	-	11,170
Substandard	-	-	635	817	318	1,486	-	-	3,256
Total Real estate	144,812	281,742	288,660	182,420	70,676	114,119	-	-	1,082,429

Home equity
Pass	-	-	-	-	-	-	171,003	-	171,003
Watch	-	-	-	-	-	-	6,393	-	6,393
Special Mention	-	-	-	-	-	-	4,283	-	4,283
Substandard	-	-	-	-	-	-	1,325	-	1,325
Total Home equity	-	-	-	-	-	-	183,004	-	183,004
Current period gross write-offs	-	-	-	-	-	-	(438)	-	(438)

Construction
Pass	14,339	39,893	9,116	-	-	-	-	-	63,348
Total Construction	14,339	39,893	9,116	-	-	-	-	-	63,348

Other
Pass	1,278	2,551	2,361	1,457	803	2,604	36,549	-	47,603
Watch	9	29	348	-	15	163	58	-	622
Special Mention	33	333	-	-	23	82	41	-	512
Substandard	-	-	75	-	-	-	7	-	82
Total Other	1,320	2,913	2,784	1,457	841	2,849	36,655	-	48,819
Current period gross write-offs	-	-	-	-	-	-	(16)	-	(16)
Total Consumer loans	160,471	324,548	300,560	183,877	71,517	116,968	219,659	-	1,377,600
Total loans	$365,276	1,049,553	695,294	404,783	234,517	467,546	383,458	2,200	3,602,627
Total Current period gross write-offs	-	(200)	-	(28)	-	(42)	(469)	(22)	(761)

The following tables present loan balances by age and payment status.

	June 30, 2024
(dollars in thousands)	Accruing 30- 59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$-	-	-	-	642,008	642,008
Non-owner occupied RE	115	-	-	7,949	908,970	917,034
Construction	-	-	-	-	144,968	144,968
Business	622	-	-	829	525,566	527,017
Consumer
Real estate	124	871	-	1,876	1,123,284	1,126,155
Home equity	352	45	-	564	188,333	189,294
Construction	-	-	-	-	32,936	32,936
Other	-	-	-	-	43,109	43,109
Total loans	$1,213	916	-	11,218	3,609,174	3,622,521
Total loans over 90 days past due	-	-	-	-	-	1,527

	December 31, 2023
(dollars in thousands)	Accruing 30- 59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$74	-	-	-	631,583	631,657
Non-owner occupied RE	8,102	-	-	1,423	933,004	942,529
Construction	-	-	-	-	150,680	150,680
Business	567	-	-	319	499,275	500,161
Consumer
Real estate	1,750	-	-	985	1,079,694	1,082,429
Home equity	601	30	-	1,236	181,137	183,004
Construction	-	-	-	-	63,348	63,348
Other	25	25	-	-	48,769	48,819
Total loans	$11,119	55	-	3,963	3,587,490	3,602,627
Total loans over 90 days past due	-	-	-	-	-	1,300

As of June 30, 2024 and December 31, 2023, loans 30 days or more past due represented 0.30% and 0.37% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.23% and 0.27% of the Company’s total loan portfolio as of June 30, 2024 and December 31, 2023, respectively. Consumer loans 30 days or more past due were 0.07% and 0.09% of total loans as of June 30, 2024 and December 31, 2023, respectively.

The table below summarizes nonaccrual loans by major categories for the periods presented.

	June 30, 2024				December 31, 2023
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	loans	loans	Total	loans	loans	Total
	with no	with an	nonaccrual	with no	with an	nonaccrual
(dollars in thousands)	allowance	allowance	loans	allowance	allowance	loans
Commercial
Owner occupied RE	$-	-	-	$-	-	-
Non-owner occupied RE	5,454	2,495	7,949	653	770	1,423
Construction	-	-	-	-	-	-
Business	-	829	829	164	155	319
Total commercial	5,454	3,324	8,778	817	925	1,742
Consumer
Real estate	1,148	728	1,876	-	985	985
Home equity	489	75	564	343	893	1,236
Construction	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total consumer	1,637	803	2,440	343	1,878	2,221
Total nonaccrual loans	$7,091	4,127	11,218	$1,160	2,803	3,963

The Company did not recognize interest income on nonaccrual loans for the three months ended June 30, 2024 and June 30, 2023. The accrued interest reversed during the three months ended June 30, 2024 was $76,000. Accrued interest reversed during the three months ended June 30, 2023 was not material. Foregone interest income on the nonaccrual loans for the three-month period ended June 30, 2024 and June 30, 2023 was not material.

We did not recognize interest income on nonaccrual loans for the six months ended June 30, 2024 and June 30, 2023. Accrued interest of $82,000 was reversed during the six months ended June 30, 2024 and $23,000 was reversed during the six months ended June 30, 2023.

The table below summarizes information regarding nonperforming assets.

(dollars in thousands)	June 30, 2024	December 31, 2023
Nonaccrual loans	$11,218	3,963
Other real estate owned	-	-
Total nonperforming assets	$11,218	3,963
Nonperforming assets as a percentage of:
Total assets	0.27%	0.10%
Gross loans	0.31%	0.11%
Total loans over 90 days past due	$1,527	1,300
Loans over 90 days past due and still accruing	-	-

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

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Loan modifications to borrowers experiencing financial difficulty were not material for the three and six months ended June 30, 2024 and June 30, 2023.

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

The following tables summarize the activity related to the allowance for credit losses for the three and six months ended June 30, 2024 and June 30, 2023 under the CECL methodology.

				Three months ended June 30, 2024
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$6,118	11,167	1,594	7,054	10,647	2,719	677	465	40,441
Provision for credit losses	(651)	424	(263)	190	1,750	(244)	(399)	(57)	750
Loan charge-offs	-	(1,029)	-	(19)	-	-	-	(1)	(1,049)
Loan recoveries	-	-	-	11	-	4	-	-	15
Net loan recoveries (charge-offs)	-	(1,029)	-	(8)	-	4	-	(1)	(1,034)
Balance, end of period	$5,467	10,562	1,331	7,236	12,397	2,479	278	407	40,157
Net charge-offs to average loans (annualized)									0.11%
Allowance for credit losses to gross loans									1.11%
Allowance for credit losses to nonperforming loans									357.95%

				Three months ended June 30, 2023
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$5,984	11,285	1,110	8,022	10,079	2,663	810	482	40,435
Provision for credit losses	(88)	347	221	118	316	245	(126)	62	1,095
Loan charge-offs	-	(48)	-	-	-	(389)	-	(2)	(439)
Loan recoveries	-	-	-	12	-	2	-	-	14
Net loan recoveries (charge-offs)	-	(48)	-	12	-	(387)	-	(2)	(425)
Balance, end of period	$5,896	11,584	1,331	8,152	10,395	2,521	684	542	41,105
Net charge-offs to average loans (annualized)									0.05%
Allowance for credit losses to gross loans									1.16%
Allowance for credit losses to nonperforming loans									1,363.11%

				Six months ended June 30, 2024
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$6,118	11,167	1,594	7,385	10,647	2,600	677	494	40,682
Provision for credit losses	(651)	424	(263)	190	1,750	(244)	(399)	(57)	750
Loan charge-offs	-	(1,029)	-	(365)	-	-	-	(79)	(1,473)
Loan recoveries	-	-	-	26	-	123	-	49	198
Net loan recoveries (charge-offs)	-	(1,029)	-	(339)	-	123	-	(30)	(1,275)
Balance, end of period	$5,467	10,562	1,331	7,236	12,397	2,479	278	407	40,157
Net charge-offs to average loans (annualized)									0.07%
Allowance for credit losses to gross loans									1.11%
Allowance for credit losses to nonperforming loans									357.95%

				Six months ended June 30, 2023
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$5,867	10,376	1,292	7,861	9,487	2,551	893	312	38,639
Provision for credit losses	29	1,385	39	268	908	298	(209)	232	2,950
Loan charge-offs	-	(209)	-	(1)	-	(389)	-	(2)	(601)
Loan recoveries	-	32	-	24	-	61	-	-	117
Net loan recoveries (charge-offs)	-	(177)	-	23	-	(328)	-	(2)	(484)
Balance, end of period	$5,896	11,584	1,331	8,152	10,395	2,521	684	542	41,105
Net charge-offs to average loans (annualized)									0.03%
Allowance for credit losses to gross loans									1.16%
Allowance for credit losses to nonperforming loans									1,363.11%

The provision for credit losses was $750,000 and $1.1 million for the three months ended June 30, 2024 and June 30, 2023, respectively. In addition, the provision for credit losses was $750,000 and $3.0 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

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

The following tables present an analysis of collateral-dependent loans of the Company as of June 30, 2024 and December 31, 2023.

			June 30, 2024
	Real	Business
(dollars in thousands)	estate	assets	Other	Total
Commercial
Owner occupied RE	$-	-	-	-
Non-owner occupied RE	7,274	-	-	7,274
Construction	-	-	-	-
Business	361	321	-	682
Total commercial	7,635	321	-	7,956
Consumer
Real estate	1,304	-	-	1,304
Home equity	564	-	-	564
Construction	-	-	-	-
Other	-	-	-	-
Total consumer	1,868	-	-	1,868
Total	$9,503	321	-	9,824

			December 31, 2023
	Real	Business
(dollars in thousands)	estate	assets	Other	Total
Commercial
Owner occupied RE	$-	-	-	-
Non-owner occupied RE	720	-	-	720
Construction	-	-	-	-
Business	164	-	-	164
Total commercial	884	-	-	884
Consumer
Real estate	166	-	-	166
Home equity	343	-	-	343
Construction	-	-	-	-
Other	-	-	-	-
Total consumer	509	-	-	509
Total	$1,393	-	-	1,393

Allowance for Credit Losses - Unfunded Loan Commitments

The allowance for credit losses for unfunded loan commitments was $1.4 million and $1.8 million at June 30, 2024 and December 31, 2023, respectively, and is separately classified on the balance sheet within other liabilities. The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three and six months ended June 30, 2024 and June 30, 2023.

	Three months ended	Three months ended
(dollars in thousands)	June 30, 2024	June 30, 2023
Balance, beginning of period	$1,656	2,750
Provision for (reversal of) credit losses	(250)	(185)
Balance, end of period	$1,406	2,565
Unfunded Loan Commitments	$694,524	849,977
Reserve for Unfunded Commitments to Unfunded Loan Commitments	0.20%	0.30%

	Six months ended	Six months ended
(dollars in thousands)	June 30, 2024	June 30, 2023
Balance, beginning of period	$1,831	2,780
Provision for (reversal of) credit losses	(425)	(215)
Balance, end of period	$1,406	2,565
Unfunded Loan Commitments	$694,524	849,977
Reserve for Unfunded Commitments to Unfunded Loan Commitments	0.20%	0.30%

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

The Company manages the interest rate and price risk associated with its outstanding IRLCs and mortgage loans held for sale by entering into derivative instruments such as forward sales of MBS. These derivatives are free-standing derivatives and are not designated as instruments for hedge accounting. Management expects these derivatives will experience changes in fair value opposite to changes in fair value of the IRLCs and mortgage loans held for sale, thereby reducing earnings volatility. The Company takes into account various factors and strategies in determining the portion of the mortgage pipeline (IRLCs and mortgage loans held for sale) it wants to economically hedge. The gain or loss resulting from the change in the fair value of the derivative is recognized in the Company’s statement of income during the period of change.

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

The following table represents the carrying value of the portfolio layer method hedged asset and liability and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
(dollars in thousands)	Carrying Amount	Hedged Asset	Carrying Amount	Hedged Liability
Fixed Rate Asset/Liability[1]	$203,986	$3,986	$199,518	$482
[1]	These amounts included the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of the assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of June 30, 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $694.1 million, the cumulative basis adjustment associated with this hedging relationship was $4.0 million, and the amount of the designated hedged item was $200.0 million.

The following table summarizes the Company’s outstanding financial derivative instruments at June 30, 2024 and December 31, 2023.

			June 30, 2024
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives designated as hedging instruments:
Fair value swap	$200,000	Other assets	$3,986

Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	21,923	Other assets	253
MBS forward sales commitments	15,000	Other assets	21
Total derivative financial instruments	$236,923		$4,260

			December 31, 2023
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives designated as hedging instruments:
Fair value swap	$200,000	Other liabilities	$(482)

Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	12,973	Other assets	159
MBS forward sales commitments	10,000	Other liabilities	(68)
Total derivative financial instruments	$222,973		$(391)

Accrued interest receivable related to the interest rate swap as of June 30, 2024 totaled $293,000 and is excluded from the fair value presented in the table above.

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

The following table summarizes the effect of the fair value hedging relationship recognized in the consolidated statements of income for the three and six months ended June 30, 2024 and June 30, 2023.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Gain (loss) on fair value hedging relationship:
Hedged asset	$3,986	2,750	$3,986	2,750
Fair value derivative designated as hedging instrument	(3,947)	(2,784)	(3,997)	(2,784)
Total gain (loss) recognized in interest income on loans	$39	(34)	$(11)	(34)

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

			June 30, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
Corporate bonds	$-	1,887	-	1,887
US treasuries	-	890	-	890
US government agencies	-	17,700	-	17,700
State and political subdivisions	-	19,323	-	19,323
Asset-backed securities	-	31,575	-	31,575
Mortgage-backed securities	-	49,978	-	49,978
Mortgage loans held for sale	-	14,759	-	14,759
Mortgage loan interest rate lock commitments	-	253	-	253
MBS forward sales commitments	-	21	-	21
Derivative asset	-	3,986	-	3,986
Total assets measured at fair value on a recurring basis	$-	140,372	-	140,372

The company had no liabilities recorded at fair value on a recurring basis as of June 30, 2024.

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Corporate bonds	$-	1,910	-	1,910
US treasuries	-	9,394	-	9,394
US government agencies	-	18,656	-	18,656
State and political subdivisions	-	19,741	-	19,741
Asset-backed securities	-	33,236	-	33,236
Mortgage-backed securities	-	51,765	-	51,765
Mortgage loans held for sale	-	7,194	-	7,194
Mortgage loan interest rate lock commitments	-	159	-	159
Total assets measured at fair value on a recurring basis	$-	142,055	-	142,055
Liabilities
Derivative liability	$-	482	-	482
MBS forward sales commitments	-	68	-	68
Total liabilities measured at fair value on a recurring basis	$-	550	-	550

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023.

			As of June 30, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated loans	$-	8,560	1,867	10,427
Total assets measured at fair value on a nonrecurring basis	$-	8,560	1,867	10,427

			As of December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated loans	$-	1,160	2,976	4,136
Total assets measured at fair value on a nonrecurring basis	$-	1,160	2,976	4,136

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company’s financial instruments at June 30, 2024 and December 31, 2023 are as follows:

			June 30, 2024
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$18,653	18,653	-	-	18,653
Loans[1]	3,570,321	3,270,848	-	-	3,270,848
Financial Liabilities:
Deposits	3,459,869	3,223,811	-	3,223,811	-
Subordinated debentures	36,376	40,563	-	40,563	-

			December 31, 2023
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$19,939	19,939	-	-	19,939
Loans[1]	3,557,120	3,337,768	-	-	3,337,768
Financial Liabilities:
Deposits	3,379,564	2,961,182	-	2,961,182	-
Subordinated debentures	36,322	40,712	-	40,712	-
[1]	Carrying amount is net of the allowance for credit losses and individually evaluated loans.

NOTE 7 – Leases

The Company had operating right-of-use (“ROU”) assets, included in property and equipment, of $21.4 million and $22.2 million as of June 30, 2024 and December 31, 2023, respectively.  The Company had lease liabilities, included in other liabilities, of $23.9 million and $24.6 million as of June 30, 2024 and December 31, 2023, respectively. We maintain operating leases on land and buildings for various office spaces. The lease agreements have maturity dates ranging from April 2025 to February 2032, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 5.43 years as of June 30, 2024. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.  The ROU assets also include any initial direct costs incurred and lease payments made at or before commencement date and are reduced by any lease incentives.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term at implementation of the accounting standard and as of the lease commencement date for leases subsequently entered into. The weighted average discount rate for leases was 2.28% as of June 30, 2024.

The total operating lease costs were $604,000 for the three months ended June 30, 2024 and 2023, respectively, and $1.2 million for the six months ended June 30, 2024 and 2023, respectively.

Operating lease payments due as of June 30, 2024 were as follows:

Operating
(dollars in thousands)	Leases
2024	$1,056
2025	2,157
2026	2,210
2027	2,267
2028	2,015
Thereafter	20,187
Total undiscounted lease payments	29,892
Discount effect of cash flows	5,946
Total lease liability	$23,946

NOTE 8 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2024 and 2023. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at June 30, 2024. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At June 30, 2024 and 2023, there were 266,974 and 386,003 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except share data)	2024	2023	2024	2023
Numerator:
Net income available to common shareholders	$2,999	2,458	$5,521	5,161
Denominator:
Weighted-average common shares outstanding – basic	8,125,869	8,051,131	8,118,059	8,038,642
Common stock equivalents	14,953	17,897	23,312	41,879
Weighted-average common shares outstanding – diluted	8,140,822	8,069,028	8,141,371	8,080,521
Earnings per common share:
Basic	$0.37	0.31	$0.68	0.64
Diluted	0.37	0.31	0.68	0.64

Item 2. MANAGEMENT’S DISCUSSION AND Analysis of Financial Condition and Results of Operations.

The following discussion reviews our results of operations for the three and six month periods ended June 30, 2024 as compared to the three and six month periods ended June 30, 2023 and assesses our financial condition as of June 30, 2024 as compared to December 31, 2023. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K for that period. Results for the three and six month periods ended June 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or any future period.

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

●	Restrictions or conditions imposed by our regulators on our operations;
●	Increases in competitive pressure in the banking and financial services industries;
●	Changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;
●	Changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic or industry conditions;
●	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
●	Credit losses due to loan concentration;
●	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
●	Our ability to successfully execute our business strategy;
●	Our ability to attract and retain key personnel;
●	The success and costs of our expansion into the Charlotte, North Carolina, Greensboro, North Carolina and Atlanta, Georgia markets and into potential new markets;
●	Risks with respect to future mergers or acquisitions, including our ability to successfully expand and integrate the businesses and operations that we acquire and realize the anticipated benefits of the mergers or acquisitions;
●	Changes in the interest rate environment which could reduce anticipated or actual margins;
●	Changes in political conditions or the legislative or regulatory environment, including new governmental initiatives affecting the financial services industry;
●	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;
●	Changes occurring in business conditions and inflation;
●	Increased cybersecurity risk, including potential business disruptions or financial losses;
●	Changes in technology;
●	The adequacy of the level of our allowance for credit losses and the amount of loan loss provisions required in future periods;
●	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses or write-down assets;
●	Changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	Any increase in FDIC assessments which will increase our cost of doing business;
●	Risks associated with complex and changing regulatory environments, including, among others, with respect to data privacy, artificial intelligence, information security, climate change or other environmental, social and governance matters, and labor matters, relating to our operations;
●	The rate of delinquencies and amounts of loans charged-off;

●	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
●	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;
●	Adverse changes in asset quality and resulting credit risk-related losses and expenses;
●	Changes in accounting standards, rules and interpretations and the related impact on our financial statements;
●	Risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed;
●	The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, such as the war in Ukraine, the Middle East conflict, and the conflict between China and Taiwan, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs; and disruptions caused from widespread cybersecurity incidents; and
●	Other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, in Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q, and in our other filings with the SEC.

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

At June 30, 2024, we had total assets of $4.11 billion, a 1.3% increase from total assets of $4.06 billion at December 31, 2023. The largest component of our total assets is loans which were $3.62 billion and $3.60 billion at June 30, 2024 and December 31, 2023, respectively. Our liabilities and shareholders’ equity at June 30, 2024 totaled $3.79 billion and $318.7 million, respectively, compared to liabilities of $3.74 billion and shareholders’ equity of $312.5 million at December 31, 2023. The principal component of our liabilities is deposits which were $3.46 billion and $3.38 billion at June 30, 2024 and December 31, 2023, respectively.

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

Our net income to common shareholders was $3.0 million and $2.5 million for the three months ended June 30, 2024 and 2023, respectively. Diluted earnings per share (“EPS”) was $0.37 for the second quarter of 2024 as compared to $0.31 for the same period in 2023. The increase in net income was primarily driven by an increase in net interest income resulting from additional interest income on our interest-earning assets combined with an increase in noninterest income, partially offset by an increase in noninterest expenses.

Our net income to common shareholders was $5.5 million and $5.2 million for the six months ended June 30, 2024 and 2023, respectively. Diluted EPS was $0.68 for the six months ended June 30, 2024 as compared to $0.64 for the same period in 2023. The increase in net income was primarily driven by the additional interest income on our interest-earning assets.

results of operations

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $19.5 million for the second quarter of 2024, a 3.7% increase over net interest income of $18.8 million for the second quarter of 2023, driven primarily by a $7.9 million increase in interest income on our interest-earning assets, partially offset by a $7.2 million increase in interest expense. In addition, our net interest margin, on a tax-equivalent basis (TE), was 1.98% for the second quarter of 2024 compared to 2.05% for the same period in 2023.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and six month periods ended June 30, 2024 and 2023. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” tables demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended June 30,
	2024			2023
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$186,584	$2,583	5.57%	$71,004	$891	5.03%
Investment securities, taxable	133,507	1,376	4.15%	93,922	623	2.66%
Investment securities, nontaxable(2)	8,027	55	2.73%	10,200	108	4.24%
Loans(3)	3,645,595	46,545	5.14%	3,511,225	41,089	4.69%
Total interest-earning assets	3,973,713	50,559	5.12%	3,686,351	42,711	4.65%
Noninterest-earning assets	165,093			155,847
Total assets	$4,138,806			$3,842,198
Interest-bearing liabilities
NOW accounts	$302,881	621	0.82%	$297,234	537	0.72%
Savings & money market	1,611,991	16,324	4.07%	1,727,009	15,298	3.55%
Time deposits	898,878	11,271	5.04%	573,095	6,102	4.27%
Total interest-bearing deposits	2,813,750	28,216	4.03%	2,597,338	21,937	3.39%
FHLB advances and other borrowings	240,000	2,247	3.77%	135,922	1,382	4.08%
Subordinated debentures	36,360	555	6.14%	36,251	542	6.00%
Total interest-bearing liabilities	3,090,110	31,018	4.04%	2,769,511	23,861	3.46%
Noninterest-bearing liabilities	731,843			771,388
Shareholders’ equity	316,853			301,299
Total liabilities and shareholders’ equity	$4,138,806			$3,842,198
Net interest spread			1.08%			1.19%
Net interest income (tax equivalent) / margin		$19,541	1.98%		$18,850	2.05%
Less: tax-equivalent adjustment(2)		13			25
Net interest income		$19,528			$18,825

(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin (TE) decreased seven basis points to 1.98% during the second quarter of 2024, compared to the second quarter of 2023, primarily due to our deposit and borrowing costs increasing faster than our loan yield as our interest-bearing liabilities have been more sensitive to changes in the federal funds rate over the past two years. Our average interest-bearing liabilities grew by $320.6 million during the second quarter of 2024 from the prior year, while the rate on these liabilities increased 58 basis points to 4.04%. In contrast, our average interest-earning assets grew by $287.4 million during the second quarter of 2024 from the prior year, while the average yield on these assets increased by only 47 basis points to 5.12% during the same period.

The increase in our average interest-bearing liabilities during the second quarter of 2024 resulted primarily from a $216.4 million increase in our interest-bearing deposits from the prior year, while the 58 basis point increase in rate on our interest-bearing liabilities was driven by a 64 basis point increase in deposit rates.

The increase in average interest-earning assets for the second quarter of 2024 related primarily to an increase of $134.4 million in our average loan balances from the prior year and a $115.6 million increase in average federal funds sold and interest-bearing deposits with banks. The 47 basis point increase in yield on our interest-earning assets was driven by a 54 basis point increase in yield on federal funds sold and interest-bearing deposits with banks and a 45 basis point increase in loan yield.

Our net interest spread was 1.08% for the second quarter of 2024 compared to 1.19% for the same period in 2023. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 58 basis point increase in the rate on our interest-bearing liabilities was partially offset by a 47 basis point increase in yield on our interest-earning assets, resulting in a 11 basis point decrease in our net interest spread for the 2024 period. We anticipate continued pressure on our net interest spread and net interest margin in future periods as a significant portion of our loan portfolio is at fixed rates which do not move with the Federal Reserve’s interest rate increases, while our deposit accounts reprice much more quickly.

Average Balances, Income and Expenses, Yields and Rates

	For the Six Months Ended June 30,
	2024			2023
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$140,502	$3,863	5.53%	$78,445	$1,860	4.78%
Investment securities, taxable	127,084	2,812	4.45%	90,739	1,152	2.56%
Investment securities, nontaxable(2)	16,367	109	1.34%	10,233	216	4.25%
Loans(3)	3,634,284	92,150	5.10%	3,423,365	77,837	4.59%
Total interest-earning assets	3,918,237	98,934	5.08%	3,602,782	81,065	4.54%
Noninterest-earning assets	160,227			158,563
Total assets	$4,078,464			$3,761,345
Interest-bearing liabilities
NOW accounts	$299,328	1,283	0.86%	$300,189	977	0.66%
Savings & money market	1,616,256	32,642	4.06%	1,694,624	27,290	3.25%
Time deposits	850,305	21,223	5.02%	558,341	10,848	3.92%
Total interest-bearing deposits	2,765,889	55,148	4.01%	2,553,154	39,115	3.09%
FHLB advances and other borrowings	240,659	4,476	3.74%	77,408	1,582	4.12%
Subordinated debentures	36,346	1,112	6.15%	36,237	1,069	5.95%
Total interest-bearing liabilities	3,042,894	60,736	4.01%	2,666,799	41,766	3.16%
Noninterest-bearing liabilities	719,868			794,627
Shareholders’ equity	315,702			299,919
Total liabilities and shareholders’ equity	$4,078,464			$3,761,345
Net interest spread			1.06%			1.38%
Net interest income (tax equivalent) / margin		$38,198	1.96%		$39,298	2.20%
Less: tax-equivalent adjustment(2)		25			49
Net interest income		$38,173			$39,249

(1)	Annualized for the six month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

During the first six months of 2024, our net interest margin (TE) decreased by 24 basis points to 1.96%, compared to 2.20% for the first six months of 2023, driven by the increase in yield on our interest-bearing liabilities. Our average interest-bearing liabilities grew by $376.1 million from the prior year, with the average yield increasing by 85 basis points to 4.01%. In contrast, our average interest-earning assets grew by $315.5 million, while the rate on these assets increased 54 basis points to 5.08%.

The increase in average interest-bearing liabilities for the first half of 2024 was driven by an increase in interest-bearing deposits of $212.7 million and a $163.3 million increase in FHLB advances and other borrowings, while the increase in cost was driven by a 92 basis point increase on our interest-bearing deposits.

The increase in average interest-earning assets for the first half of 2024 related primarily to a $210.9 million increase in our average loan balances and a $62.1 million increase in average federal funds sold and interest-bearing deposits with banks. The increase in yield on our interest-earning assets was driven by a 75 basis point increase in the yield on federal funds sold and interest-bearing deposits with banks and a 51 basis point increase in our loan yield.

Our net interest spread was 1.06% for the first half of 2024 compared to 1.38% for the same period in 2023. The 32 basis point decrease in our net interest spread was driven by the 85 basis point increase in yield on our interest-bearing liabilities.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	June 30, 2024 vs. 2023				June 30, 2023 vs. 2022
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$1,572	3,741	143	5,456	$6,888	6,030	1,561	14,479
Investment securities	254	337	121	712	(20)	291	(13)	258
Federal funds sold and interest-bearing deposits with banks	1,450	92	150	1,692	(22)	835	(102)	711
Total interest income	3,276	4,170	414	7,860	6,846	7,156	1,446	15,448
Interest expense
Deposits	1,139	4,886	254	6,279	403	16,159	3,531	20,093
FHLB advances and other borrowings	1,058	(109)	(84)	865	165	435	676	1,276
Subordinated debentures	(2)	15	-	13	4	133	1	138
Total interest expense	2,195	4,792	170	7,157	572	16,727	4,208	21,507
Net interest income	$1,081	(622)	244	703	$6,274	(9,571)	(2,762)	(6,059)

Net interest income, the largest component of our income, was $19.5 million for the second quarter of 2024 and $18.8 million for the second quarter of 2023, a $703,000, or 3.7%, increase year over year. The increase during 2024 was driven by a $7.9 million increase in interest income primarily due to higher yields on our loan portfolio and an increase in average loan balances and average federal funds sold and interest-bearing deposits with banks. Partially offsetting the increase in interest income was a $7.2 million increase in interest expense which was primarily driven by higher rates on our interest-bearing deposits.

	Six Months Ended
	June 30, 2024 vs. 2023				June 30, 2023 vs. 2022
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$4,883	8,883	547	14,313	$14,084	10,333	2,879	27,296
Investment securities	557	719	302	1,578	(126)	604	(82)	396
Federal funds sold and interest-bearing deposits with banks	1,479	292	232	2,003	(18)	1,776	(137)	1,621
Total interest income	6,919	9,894	1,081	17,894	13,940	12,713	2,660	29,313
Interest expense
Deposits	1,605	13,865	563	16,033	682	28,597	7,084	36,363
FHLB advances and other borrowings	3,351	(147)	(310)	2,894	143	597	725	1,465
Subordinated debentures	3	39	1	43	2	281	1	284
Total interest expense	4,959	13,757	254	18,970	827	29,475	7,810	38,112
Net interest income	$1,960	(3,863)	827	(1,076)	$13,113	(16,762)	(5,150)	(8,799)

Net interest income for the first half of 2024 was $38.2 million compared to $39.2 million for 2023, a $1.1 million, or 2.74%, decrease. The decrease in net interest income during 2024 was driven by a $19.0 million increase in interest expense, related primarily to higher rates on our interest-bearing deposits.

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

We recorded a $500,000 provision for credit losses during the second quarter of 2024, compared to a $910,000 provision for credit losses in the second quarter of 2023. We recorded a provision expense of $325,000 and $2.7 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The $500,000 provision in 2024, which included a $750,000 provision for credit losses and a $250,000 reversal for unfunded commitments, was driven by an increase in the level of charge-offs we experienced during the second quarter, combined with an increase in the specific reserve on individually assessed loans. During the second quarter of 2024, we charged-off $1.0 million related to one relationship associated with the assisted living industry. The reversal of the reserve for unfunded commitments was due to a decrease in the balance of unfunded commitments at June 30, 2024. The $325,000 provision expense for the first half of 2024 included $750,000 provision for credit losses and a $425,000 reversal for unfunded commitments. The $910,000 provision in 2023, which included a $1.1 million provision for credit losses and a $185,000 reversal for unfunded commitments, was driven by $119.7 million in loan growth during the second quarter. The $2.7 million provision expense for the first half of 2023 included a $3.0 million provision for credit losses and a $215,000 reversal for unfunded commitments.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Mortgage banking income	$1,923	1,337	$3,087	1,959
Service fees on deposit accounts	416	331	810	656
ATM and debit card income	587	536	1,131	1,091
Income from bank owned life insurance	384	338	762	670
Other income	213	194	397	404
Total noninterest income	$3,523	2,736	$6,187	4,780

Noninterest income was $3.5 million for the second quarter of 2024, a $787,000, or 28.8%, increase from noninterest income of $2.7 million for the second quarter of 2023. Mortgage banking income continues to be the largest component of our noninterest income at $1.9 million for the second quarter of 2024 an increase of $586,000, or 43.8%, over the prior year. The increase was driven by higher mortgage volume during the second quarter of 2024.

Noninterest income was $6.2 million for the first half of 2024, a $1.4 million, or 29.4%, increase from noninterest income of $4.8 million for the first half of 2023. Mortgage banking income increased by $1.1 million, or 57.6%, over the prior year while service fees on deposit accounts increased $154,000, or 23.5%, from the first half of 2023.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Compensation and benefits	$11,290	10,287	$22,147	20,643
Occupancy	2,552	2,518	5,109	4,975
Outside service and data processing costs	1,962	1,705	3,808	3,334
Insurance	965	897	1,920	1,586
Professional fees	582	751	1,200	1,410
Marketing	389	335	758	701
Other	903	900	1,801	1,848
Total noninterest expense	$18,643	17,393	$36,743	34,497

Noninterest expense was $18.6 million for the second quarter of 2024, a $1.3 million, or 7.2%, increase from noninterest expense of $17.4 million for the second quarter of 2023. The increase in noninterest expense was driven primarily by the following:

•	Compensation and benefits expense increased $1.0 million, or 9.8%, relating primarily to an increase in salaries, bonuses, and equity compensation expenses.
•	Outside service and data processing costs increased $257,000, or 15.1%, relating primarily to increases in software licensing and maintenance costs.

Partially offsetting these increases, professional fees decreased $169,000, or 22.5%, relating primarily to decreases in loan appraisal fees and consulting fees.

Noninterest expense was $36.7 million for the first half of 2024, a $2.2 million, or 6.5%, increase from noninterest expense of $34.5 million for the first half of 2023. The increase in noninterest expense was driven primarily by the following:

•	Compensation and benefits expense increased $1.5 million, or 7.3%, relating primarily to annual salary increases, bonuses, and equity compensation expenses.
•	Outside service and data processing costs increased $474,000, or 14.2%, relating primarily to increases in item processing, electronic banking and software licensing and maintenance costs.
•	Insurance costs increased $334,000, or 21.1%, as a result of higher FDIC insurance premiums.

Partially offsetting these increases, professional fees decreased $210,000, or 14.9%, relating primarily to decreases in loan appraisal fees and consulting fees.

Our efficiency ratio was 80.9% for the second quarter of 2024, compared to 80.7% for the second quarter of 2023. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income.

We incurred income tax expense of $909,000 and $800,000 for the three months ended June 30, 2024 and 2023, respectively, and $1.8 million and $1.6 million for the six months ended June 30, 2024 and 2023, respectively. Our effective tax rate was 24.3% and 24.1% for the six months ended June 30, 2024 and 2023, respectively. The higher tax rate during the first half of 2024 was driven by the effect of equity compensation transactions during the period.

Balance Sheet Review

Investment Securities

At June 30, 2024, the $140.0 million in our investment securities portfolio represented approximately 3.4% of our total assets. Our available for sale investment portfolio included corporate bonds, US treasuries, US government agency securities, state and political subdivisions, asset-backed securities and mortgage-backed securities with a fair value of $121.4 million and an amortized cost of $136.4 million, resulting in an unrealized loss of $15.0 million. At December 31, 2023, the $154.6 million in our investment securities portfolio represented approximately 3.8% of our total assets, including investment securities with a fair value of $134.7 million and an amortized cost of $149.1 million for an unrealized loss of $14.4 million. In addition, other investments, which include FHLB Stock and other nonmarketable investments, decreased $1.3 million from December 31, 2023 to $18.7 million at June 30, 2024.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans, excluding mortgage loans held for sale, for the six months ended June 30, 2024 and 2023 were $3.63 billion and $3.42 billion, respectively. Before the allowance for credit losses, total loans outstanding at June 30, 2024 and December 31, 2023 were $3.62 billion and $3.60 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of June 30, 2024, our loan portfolio included $3.05 billion, or 84.3%, of real estate loans, compared to $3.05 billion, or 84.8%, at December 31, 2023. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. Home equity lines of credit totaled $189.3 million as of June 30, 2024, of which approximately 46% were in a first lien position, while the remaining balance was second liens. At December 31, 2023, our home equity lines of credit totaled $183.0 million, of which approximately 46% were in first lien positions, while the remaining balance was in second liens. The average home equity loan had a balance of approximately $86,000 and a loan to value of 71% as of June 30, 2024, compared to an average loan balance of $85,000 and a loan to value of approximately 73% as of December 31, 2023. Further, 0.4% and 0.8% of our total home equity lines of credit were over 30 days past due as of June 30, 2024 and December 31, 2023, respectively.

Following is a summary of our loan composition at June 30, 2024 and December 31, 2023. During the first six months of 2024, our loan portfolio increased by $19.9 million, or 0.55%, with a $6.0 million increase in commercial loans while consumer loans increased by $13.9 million during the period. The majority of the increase was in loans secured by real estate. Our level of non-owner occupied commercial real estate and multi-family loans represents 257.7% of the Bank’s total risk-based capital at June 30, 2024. Our consumer real estate portfolio grew by $43.7 million and includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $467,000, a term of 23 years, and an average rate of 4.27% as of June 30, 2024, compared to a principal balance of $469,000, a term of 23 years, and an average rate of 4.10% as of December 31, 2023.

	June 30, 2024		December 31, 2023
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$642,008	17.7%	$631,657	17.5%
Non-owner occupied RE	917,034	25.3%	942,529	26.2%
Construction	144,968	4.0%	150,680	4.2%
Business	527,017	14.5%	500,161	13.9%
Total commercial loans	2,231,027	61.5%	2,225,027	61.8%
Consumer
Real estate	1,126,155	31.1%	1,082,429	30.0%
Home equity	189,294	5.3%	183,004	5.1%
Construction	32,936	0.9%	63,348	1.7%
Other	43,109	1.2%	48,819	1.4%
Total consumer loans	1,391,494	38.5%	1,377,600	38.2%
Total gross loans, net of deferred fees	3,622,521	100.0%	3,602,627	100.0%
Less—allowance for credit losses	(40,157)		(40,682)
Total loans, net	$3,582,364		$3,561,945

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of June 30, 2024 and December 31, 2023, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets.

(dollars in thousands)	June 30, 2024	December 31, 2023
Commercial	$8,778	1,742
Consumer	2,440	2,221
Total nonaccrual loans	11,218	3,963
Other real estate owned	-	-
Total nonperforming assets	$11,218	3,963

At June 30, 2024, nonperforming assets were $11.2 million, or 0.27% of total assets and 0.31% of gross loans. Comparatively, nonperforming assets were $4.0 million, or 0.10% of total assets and 0.11% of gross loans at December 31, 2023. Nonaccrual loans increased $7.3 million during the first six months of 2024 due primarily to two relationships totaling $6.9 million that went on nonaccrual during the second quarter.

The amount of foregone interest income on nonaccrual loans in the first six months of 2024 and 2023 was not material. At June 30, 2024 and December 31, 2023, the allowance for credit losses represented 357.95% and 1,026.58% of the total amount of nonperforming loans, respectively. A significant portion of the nonperforming loans at June 30, 2024 were secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.

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

In addition, at June 30, 2024, 84.3% of our loans were collateralized by real estate and 98.8% of our individually evaluated loans were secured by real estate. Included in our real estate portfolio at June 30, 2024 was $219.7 million of loans, or 6.1% of our total loan portfolio, collateralized by office properties, $172.6 million of loans, or 4.8%, collateralized by retail properties, $131.0 million of loans, or 3.6%, collateralized by hotels, and $109.1 million of loans, or 3.0%, collateralized by multifamily properties. We utilize third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Individually evaluated loans are reviewed on a quarterly basis to determine the level of impairment. As of June 30, 2024, we did not have any individually evaluated real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for individually evaluated loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At June 30, 2024, individually evaluated loans totaled $12.1 million with a reserve of approximately $1.7 million allocated in the allowance for credit losses. Comparatively, individually evaluated loans totaled $4.8 million at December 31, 2023 for which $3.7 million of these loans had a reserve of approximately $688,000 allocated in the allowance for credit losses.

Allowance for Credit Losses

The allowance for credit losses was $40.2 million, representing 1.11% of outstanding loans and providing coverage of 357.95% of nonperforming loans at June 30, 2024 compared to $40.7 million, or 1.13% of outstanding loans and 1,026.55% of nonperforming loans at December 31, 2023. At June 30, 2023, the allowance for credit losses was $41.1 million, or 1.16% of outstanding loans and 1,363.11% of nonperforming loans.

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

Our retail deposits represented $3.00 billion, or 86.6% of total deposits, while our wholesale deposits represented $463.7 million, or 13.4%, of total deposits at June 30, 2024. At December 31, 2023, retail deposits represented $3.00 billion, or 88.8%, of our total deposits and wholesale deposits were $379.4 million, representing 11.2% of our total deposits. Our loan-to-deposit ratio was 105% at June 30, 2024 and 107% at December 31, 2023.

The following is a detail of our deposit accounts:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Non-interest bearing	$683,291	674,167
Interest bearing:
NOW accounts	293,875	310,218
Money market accounts	1,562,786	1,605,278
Savings	28,739	31,669
Time, less than $250,000	219,532	190,167
Time and out-of-market deposits, $250,000 and over	671,646	568,065
Total deposits	$3,459,869	3,379,564

Our primary focus is on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. While our non-interest bearing deposits increased by $9.1 million from $674.2 million at December 31, 2023, our core deposits decreased to $2.79 billion from $2.81 billion at December 31, 2023. In addition, at June 30, 2024 and December 31, 2023, we estimate that we have approximately $1.3 billion, or 38.3% and 38.7% of total deposits, respectively, in uninsured deposits, including related interest accrued and unpaid. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, the amounts above are estimates and are based on the same methodologies and assumptions used by the FDIC for the Bank’s regulatory reporting requirements.

The following table shows the average balance amounts and the average rates paid on deposits.

	Six months ended June 30,
		2024		2023
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$663,446	0.00%	$742,274	0.00%
Interest-bearing demand deposits	299,328	0.86%	300,189	0.66%
Money market accounts	1,585,544	4.12%	1,655,878	3.32%
Savings accounts	30,712	0.20%	38,746	0.08%
Time deposits less than $250,000	149,995	4.49%	85,325	3.75%
Time deposits greater than $250,000	700,311	5.12%	473,017	1.12%
Total deposits	$3,429,336	3.23%	$3,295,429	1.99%

During the first six months of 2024, our average transaction account balances decreased by $158.1 million, or 5.8%, from the prior year, while our average time deposit balances increased by $292.0 million, or 52.3%.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits $250,000 or more at June 30, 2024 was as follows:

(dollars in thousands)	June 30, 2024
Three months or less	$67,302
Over three through six months	113,150
Over six through twelve months	241,895
Over twelve months	249,299
Total	$671,646

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at June 30, 2024 and December 31, 2023 were $671.6 million and $568.1 million, respectively. We have a relationship with IntraFi Promontory Network, allowing us to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000. This gives us the ability, as and when needed, to attract and retain large deposits from insurance conscious customers. With IntraFi, we have the option to keep deposits on balance sheet or sell them to other members of the network.

At June 30, 2024, we had $240.0 million of convertible fixed rate FHLB advances with a weighted average rate of 3.76%, while at December 31, 2023, we had $275.0 million in FHLB Advances. Of the $275.0 million outstanding at December 31, 2023, $35.0 million was at a variable rate and $240.0 million was at fixed rates. The $240.0 million was secured with approximately $1.32 billion of mortgage loans and $14.6 million of stock in the FHLB at June 30, 2024. The $275.0 million was secured with approximately $1.25 billion of mortgage loans and $16.1 million of stock in the FHLB at December 31, 2023.

Listed below is a summary of the terms and maturities of the advances outstanding at June 30, 2024 and December 31, 2023.

	June 30,		December 31,
(dollars in thousands)	2024		2023
Maturity	Amount	Rate	Amount	Rate
February 29, 2024	$-	-	$35,000	5.57%
April 28, 2028	40,000	3.51%	40,000	3.51%
May 15, 2028	-	-	35,000	3.13%
June 28, 2028	40,000	3.54%	40,000	3.54%
July 10, 2028	45,000	3.78%	45,000	3.78%
July 10, 2028	40,000	3.87%	40,000	3.87%
July 10, 2028	40,000	3.96%	40,000	3.96%
May 15, 2029	35,000	3.90%	-	-
	$240,000	3.76%	$275,000	3.89%

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

At June 30, 2024 and December 31, 2023, our cash and cash equivalents totaled $194.8 million and $156.2 million, respectively, or 4.7% and 3.9% of total assets, respectively. Our investment securities at June 30, 2024 and December 31, 2023 amounted to $140.0 million and $154.6 million, respectively, or 3.4% and 3.8% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain six federal funds purchased lines of credit with correspondent banks totaling $128.5 million for which there were no borrowings against the lines of credit at June 30, 2024. We also had $235.1 million pledged and available with the Federal Reserve Discount Window at June 30, 2024. Comparatively, at December 31, 2023, we had $227.1 million pledged and available with the Federal Reserve Discount Window. At December 31, 2023, we had $13.0 million of marketable investment securities pledged in the Federal Reserve’s Bank Term Funding Program which closed on March 11, 2024.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at June 30, 2024 was $598.5 million, based primarily on the Bank’s qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at June 30, 2024 and December 31, 2023 we had $393.4 million and $388.3 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

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

We also have a line of credit with another financial institution for $15.0 million, which was unused at June 30, 2024. The line of credit was issued on December 28, 2023 at an interest rate of the U.S. Prime Rate plus 0.25% and a maturity date of February 28, 2025.

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

Total shareholders’ equity was $318.7 million at June 30, 2024 and $312.5 million at December 31, 2023. The $6.3 million increase from December 31, 2023 is primarily related to net income of $5.5 million during the first six months of 2024 and stock option exercises and equity compensation expenses of $1.3 million, partially offset by a $524,000 increase in other comprehensive loss related to our available for sale securities.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the six months ended June 30, 2024 and the year ended December 31, 2023. Since our inception, we have not paid cash dividends.

	June 30, 2024	December 31, 2023
Return on average assets	0.27%	0.34%
Return on average equity	3.52%	4.44%
Return on average common equity	3.52%	4.44%
Average equity to average assets ratio	7.74%	7.71%
Tangible common equity to assets ratio	7.76%	7.70%

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

To be considered “well capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of June 30, 2024 our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

			June 30, 2024
		Actual	For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$396,713	12.47%	$254,489	8.00%	$318,112	10.00%
Tier 1 Capital (to risk weighted assets)	356,944	11.22%	190,867	6.00%	254,489	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	356,944	11.22%	143,150	4.50%	206,773	6.50%
Tier 1 Capital (to average assets)	356,944	8.59%	166,147	4.00%	207,683	5.00%

			December 31, 2023
		Actual	For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$390,197	12.28%	$254,278	8.00%	$317,847	10.00%
Tier 1 Capital (to risk weighted assets)	350,455	11.03%	190,708	6.00%	254,278	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	350,455	11.03%	143,031	4.50%	206,601	6.50%
Tier 1 Capital (to average assets)	350,455	8.47%	165,414	4.00%	206,767	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

			June 30, 2024
		Actual	For capital adequacy purposes minimum plus the capital conservation buffer (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$406,383	12.77%	$254,489	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	343,614	10.80%	190,867	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	330,614	10.39%	143,150	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	343,614	8.27%	166,171	4.00%	N/A	N/A

				December 31, 2023
		Actual	For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum(1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$399,551	12.57%	$254,278	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	336,809	10.60%	190,708	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	323,809	10.19%	143,031	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	336,809	8.14%	165,436	4.00%	N/A	N/A
(1)	The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2024 unfunded commitments to extend credit were $694.5 million, of which $88.2 million were at fixed rates and $606.3 million were at variable rates. At December 31, 2023, unfunded commitments to extend credit were $724.6 million, of which approximately $145.6 million were at fixed rates and $579.0 million were at variable rates. A significant portion of the unfunded commitments related to commercial business loans and consumer home equity lines of credit. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

As of June 30, 2024, the reserve for unfunded commitments was $1.4 million or 0.20% of total unfunded commitments. As of December 31, 2023, the reserve for unfunded commitments was $1.8 million or 0.25% of total unfunded commitments.

At June 30, 2024 and December 31, 2023, there were commitments under letters of credit for $13.0 million and $16.1 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of June 30, 2024, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	(13.97)%
Up 200 basis points	(8.73)%
Up 100 basis points	(3.94)%
Base	-
Down 100 basis points	4.75%
Down 200 basis points	8.96%
Down 300 basis points	13.49%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of June 30, 2024, the Company does not have an authorized share repurchase program.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Trading Plans

During the six months ended June 30, 2024, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K of the Securities Act of 1933.

Item 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles, as amended, of Southern First Bancshares, Inc. (effective May 30, 2024).

3.1.1	Amended and Restated Articles, as amended, of Southern First Bancshares, Inc. (effective May 30, 2024) (redline version of amended sections).

10.1	Employment Agreement by and between Southern First Bank and Christian Zych, dated May 6, 2024 (incorporated by reference to Exhibit 10.1 of Southern First Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 7, 2024).*

10.2	Amendment to Employment Agreement by and between Southern First Bank and Calvin C. Hurst, dated May 6, 2024 (incorporated by reference to Exhibit 10.2 of Southern First Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 7, 2024).*

10.3	Amendment to Employment Agreement by and between Southern First Bank and William M. Aiken, III, dated May 6, 2024 (incorporated by reference to Exhibit 10.3 of Southern First Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 7, 2024).*

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______	________________________________________________
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: July 31, 2024	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2024	/s/Christian J. Zych
Christian J. Zych
Chief Financial Officer (Principal Financial and Accounting Officer)