Form 10-Q
period 2024-09-30
SOUTHERN FIRST BANCSHARES INC
filed 2024-11-01
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,159,847 shares of common stock, par value $0.01 per share, were issued and outstanding as of October 29, 2024.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
September 30, 2024 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except share data)	2024	2023
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$25,289	28,020
Federal funds sold	226,110	119,349
Interest-bearing deposits with banks	9,176	8,801
Total cash and cash equivalents	260,575	156,170
Investment securities:
Investment securities available for sale	134,597	134,702
Other investments	19,640	19,939
Total investment securities	154,237	154,641
Mortgage loans held for sale	8,602	7,194
Loans	3,619,556	3,602,627
Less allowance for credit losses	(40,166)	(40,682)
Loans, net	3,579,390	3,561,945
Bank owned life insurance	53,663	52,501
Property and equipment, net	90,158	94,301
Deferred income taxes, net	11,595	12,200
Other assets	16,411	16,837
Total assets	$4,174,631	4,055,789
LIABILITIES
Deposits	$3,518,825	3,379,564
FHLB advances and related debt	240,000	275,000
Subordinated debentures	24,903	36,322
Other liabilities	64,365	52,436
Total liabilities	3,848,093	3,743,322
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 20,000,000 shares authorized, 8,156,097 shares issued and outstanding at September 30, 2024; 10,000,000 shares authorized, 8,088,186 shares issued and outstanding at December 31, 2023.	82	81
Nonvested restricted stock	(4,219)	(3,596)
Additional paid-in capital	124,288	121,777
Accumulated other comprehensive loss	(9,063)	(11,342)
Retained earnings	215,450	205,547
Total shareholders’ equity	326,538	312,467
Total liabilities and shareholders’ equity	$4,174,631	4,055,789

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(dollars in thousands, except share data)	2024	2023	2024	2023
Interest income
Loans	$47,550	43,542	139,700	121,380
Investment securities	1,412	1,470	4,308	2,788
Federal funds sold and interest-bearing deposits with banks	2,209	2,435	6,072	4,295
Total interest income	51,171	47,447	150,080	128,463
Interest expense
Deposits	27,725	25,130	82,873	64,245
Borrowings	2,855	2,972	8,443	5,623
Total interest expense	30,580	28,102	91,316	69,868
Net interest income	20,591	19,345	58,764	58,595
Provision for (reversal of) credit losses	-	(500)	325	2,235
Net interest income after provision for (reversal of) credit losses	20,591	19,845	58,439	56,360
Noninterest income
Mortgage banking income	1,449	1,208	4,536	3,167
Service fees on deposit accounts	455	356	1,265	1,011
ATM and debit card income	599	588	1,730	1,680
Income from bank owned life insurance	401	349	1,162	1,018
Other income	271	249	669	653
Total noninterest income	3,175	2,750	9,362	7,529
Noninterest expenses
Compensation and benefits	10,789	10,231	32,936	30,874
Occupancy	2,595	2,562	7,704	7,537
Outside service and data processing costs	1,930	1,744	5,738	5,078
Insurance	1,025	1,243	2,945	2,829
Professional fees	548	504	1,748	1,914
Marketing	319	293	1,077	994
Other	833	725	2,634	2,573
Total noninterest expenses	18,039	17,302	54,782	51,799
Income before income tax expense	5,727	5,293	13,019	12,090
Income tax expense	1,345	1,195	3,116	2,831
Net income	$4,382	4,098	9,903	9,259
Earnings per common share
Basic	$0.54	0.51	1.22	1.15
Diluted	0.54	0.51	1.22	1.15
Weighted average common shares outstanding
Basic	8,064,283	8,052,926	8,100,003	8,043,410
Diluted	8,089,176	8,072,408	8,123,846	8,077,830

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Net income	$4,382	4,098	9,903	9,259
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	3,548	(3,221)	2,884	(2,333)
Tax benefit (expense)	(745)	676	(605)	488
Other comprehensive income (loss)	2,803	(2,545)	2,279	(1,845)
Comprehensive income	$7,185	1,553	12,182	7,414

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	For the three months ended September 30,
	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
June 30, 2023	8,058,438	$81	-	$-	$(4,051)	$120,912	$(12,710)	$197,282	$301,514
Net income	-	-	-	-	-	-	-	4,098	4,098
Proceeds from exercise of stock options	14,250	-	-	-	-	312	-	-	312
Issuance of restricted stock, net of forfeitures	15,950	-	-	-	(388)	388	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	374	-	-	-	374
Compensation expense related to stock options, net of tax	-	-	-	-	-	145	-	-	145
Other comprehensive loss	-	-	-	-	-	-	(2,545)	-	(2,545)

September 30, 2023	8,088,638	$81	-	$-	$(4,065)	$121,757	$(15,255)	$201,380	$303,898

June 30, 2024	8,155,097	$82	-	$-	$(4,710)	$124,174	$(11,866)	$211,068	$318,748
Net income	-	-	-	-	-	-	-	4,382	4,382
Proceeds from exercise of stock options	1,000	-	-	-	-	23	-	-	23
Issuance of restricted stock, net of forfeitures	-	-	-	-	-	-	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	491	-	-	-	491
Compensation expense related to stock options, net of tax	-	-	-	-	-	91	-	-	91
Other comprehensive income	-	-	-	-	-	-	2,803	-	2,803

September 30, 2024	8,156,097	$82	-	$-	$(4,219)	$124,288	$(9,063)	$215,450	$326,538

	For the nine months ended September 30,
	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2022	8,011,045	$80	-	-	$(3,306)	$119,027	$(13,410)	$192,121	$294,512
Net income	-	-	-	-	-	-	-	9,259	9,259
Proceeds from exercise of stock options	25,250	-	-	-	-	497	-	-	497
Issuance of restricted stock, net of forfeitures	52,343	1	-	-	(1,824)	1,823	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	1,065	-	-	-	1,065
Compensation expense related to stock options, net of tax	-	-	-	-	-	410	-	-	410
Other comprehensive loss	-	-	-	-	-	-	(1,845)	-	(1,845)

September 30, 2023	8,088,638	$81	-	$-	$(4,065)	$121,757	$(15,255)	$201,380	$303,898

December 31, 2023	8,088,186	$81	-	$-	$(3,596)	$121,777	$(11,342)	$205,547	$312,467
Net income	-	-	-	-	-	-	-	9,903	9,903
Proceeds from exercise of stock options	12,000	-	-	-	-	190	-	-	190
Issuance of restricted stock, net of forfeitures	55,911	1	-	-	(2,035)	2,034	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	1,412	-	-	-	1,412
Compensation expense related to stock options, net of tax	-	-	-	-	-	287	-	-	287
Other comprehensive income	-	-	-	-	-	-	2,279	-	2,279

September 30, 2024	8,156,097	$82	-	$-	$(4,219)	$124,288	$(9,063)	$215,450	$326,538

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
(dollars in thousands)	2024	2023
Operating activities
Net income	$9,903	9,259
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	325	2,235
Depreciation and other amortization	3,623	3,611
Accretion and amortization of securities discounts and premium, net	437	142
Net change in operating leases	114	188
Compensation expense related to stock options and restricted stock grants	1,699	1,475
Gain on sale of loans held for sale	(4,354)	(2,793)
Loans originated and held for sale	(148,745)	(112,930)
Proceeds from sale of loans held for sale	151,691	112,523
Increase in cash surrender value of bank owned life insurance	(1,162)	(1,018)
Increase in deferred tax asset	-	(66)
Decrease (increase) in other assets	426	(7,892)
Increase in other liabilities	13,408	6,059
Net cash provided by operating activities	27,365	10,793
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(18,195)	(280,627)
Purchase of property and equipment	(567)	(1,120)
Purchase of investment securities:
Available for sale	(20,513)	(58,204)
Other investments	(4,301)	(49,949)
Payments and maturities, calls and repayments of investment securities:
Available for sale	23,065	5,039
Other investments	4,600	41,182
Net cash used for investing activities	(15,911)	(343,679)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	139,261	213,907
Increase (decrease) in Federal Home Loan Bank advances and other borrowings, net	(35,000)	100,000
Decrease in subordinated debentures	(11,500)	-
Proceeds from the exercise of stock options	190	497
Net cash provided by financing activities	92,951	314,404
Net increase (decrease) in cash and cash equivalents	104,405	(18,482)
Cash and cash equivalents at beginning of the period	156,170	170,874
Cash and cash equivalents at end of the period	$260,575	152,392
Supplemental information
Cash paid for
Interest	$87,129	64,390
Income taxes	2,235	586
Schedule of non-cash transactions
Unrealized gain (loss) on securities, net of income taxes	2,279	(1,845)
Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	-	147

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2024. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

The Bank makes loans to individuals and businesses in the Upstate, Midlands, and Lowcountry regions of South Carolina as well as the Triangle, Triad and Charlotte regions of North Carolina and Atlanta, Georgia for various personal and commercial purposes. The Bank’s loan portfolio has a concentration of real estate loans. As of September 30, 2024 and 2023, real estate loans represented 84.4% and 84.5%, respectively, of total loans. However, borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

As of September 30, 2024, the Company’s and the Bank’s capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession, our reported and regulatory capital ratios could be adversely impacted by future credit losses.

The Company maintains access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the subsidiary bank. As of September 30, 2024, the $15.0 million line was unused.

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

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	September 30, 2024
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,128	-	181	1,947
US treasuries	999	-	75	924
US government agencies	18,113	4	1,431	16,686
State and political subdivisions	22,450	-	2,427	20,023
Asset-backed securities	34,271	70	76	34,265
Mortgage-backed securities	68,108	35	7,391	60,752
Total investment securities available for sale	$146,069	109	11,581	134,597

	December 31, 2023
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,147	-	237	1,910
US treasuries	9,495	1	102	9,394
US government agencies	20,594	-	1,938	18,656
State and political subdivisions	22,642	11	2,912	19,741
Asset-backed securities	33,450	2	216	33,236
Mortgage-backed securities	60,730	-	8,965	51,765
Total investment securities available for sale	$149,058	14	14,370	134,702

Contractual maturities and yields on the Company’s investment securities at September 30, 2024 and December 31, 2023 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2024
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	$-	-	$1,947	2.02%	$-	-	$1,947	2.02%
US treasuries	-	-	924	1.27%	-	-	-	-	924	1.27%
US government agencies	-	-	4,239	1.08%	12,447	4.56%	-	-	16,686	3.67%
State and political subdivisions	-	-	1,331	1.96%	6,101	1.98%	12,591	2.13%	20,023	2.07%
Asset-backed securities	-	-	49	(0.12%)	-	-	34,216	6.70%	34,265	6.69%
Mortgage-backed securities	-	-	6,689	1.28%	7,865	3.01%	46,198	2.37%	60,752	2.33%
Total investment securities	$-	-	$13,232	1.28%	$28,360	3.40%	$93,005	3.93%	$134,597	3.56%

							December 31, 2023
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	$-	-	$1,910	2.01%	$-	-	$1,910	2.01%
US treasuries	8,497	5.42%	897	1.27%	-	-	-	-	9,394	5.02%
US government agencies	970	0.45%	2,385	1.00%	15,301	4.41%	-	-	18,656	3.77%
State and political subdivisions	-	-	906	1.94%	5,769	1.89%	13,066	2.15%	19,741	2.06%
Asset-backed securities	-	-	296	(6.13%)	-	-	32,940	6.63%	33,236	6.57%
Mortgage-backed securities	-	-	4,795	1.15%	5,400	1.59%	41,570	2.00%	51,765	1.87%
Total investment securities	$9,467	4.91%	$9,279	0.98%	$28,380	3.20%	$87,576	3.76%	$134,702	3.55%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at September 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

							September 30, 2024
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,947	$181	1	$1,947	$181
US treasuries	-	-	-	1	924	75	1	924	75
US government agencies	-	-	-	9	10,582	1,431	9	10,582	1,431
State and political subdivisions	2	757	2	30	19,266	2,425	32	20,023	2,427
Asset-backed	4	9,575	44	8	7,124	32	12	16,699	76
Mortgage-backed securities	5	7,303	23	61	47,929	7,368	66	55,232	7,391
Total investment securities	11	$17,635	$69	110	$87,772	$11,512	121	$105,407	$11,581

							December 31, 2023
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,910	$237	1	$1,910	$237
US treasuries	-	-	-	1	897	102	1	897	102
US government agencies	2	7,533	50	10	11,123	1,888	12	18,656	1,938
State and political subdivisions	-	-	-	30	18,964	2,912	30	18,964	2,912
Asset-backed	8	26,746	145	7	4,866	71	15	31,612	216
Mortgage-backed securities	2	2,869	36	62	48,896	8,929	64	51,765	8,965
Total investment securities	12	$37,148	$231	111	$86,656	$14,139	123	$123,804	$14,370

At September 30, 2024, the Company had 121 individual investments that were in an unrealized loss position. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on available for sale securities recognized as of September 30, 2024.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	September 30, 2024	December 31, 2023
Federal Home Loan Bank stock	$14,516	16,063
Other nonmarketable investments	4,721	3,473
Investment in Trust Preferred subsidiaries	403	403
Total other investments	$19,640	19,939

The Company has evaluated other investments for impairment and determined that the other investments are not impaired as of September 30, 2024 and that ultimate recoverability of the par value of the investments is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At September 30, 2024, there were no securities pledged as collateral for repurchase agreements from brokers.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At September 30, 2024, mortgage loans held for sale totaled $8.6 million compared to $7.2 million at December 31, 2023.

NOTE 4 – Loans and Allowance for Credit Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $6.6 million as of September 30, 2024 and $7.0 million as of December 31, 2023.

	September 30, 2024		December 31, 2023
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$642,608	17.8%	$631,657	17.5%
Non-owner occupied RE	917,642	25.3%	942,529	26.2%
Construction	144,665	4.0%	150,680	4.2%
Business	521,535	14.4%	500,161	13.9%
Total commercial loans	2,226,450	61.5%	2,225,027	61.8%
Consumer
Real estate	1,132,371	31.3%	1,082,429	30.0%
Home equity	195,383	5.4%	183,004	5.1%
Construction	21,582	0.6%	63,348	1.7%
Other	43,770	1.2%	48,819	1.4%
Total consumer loans	1,393,106	38.5%	1,377,600	38.2%
Total gross loans, net of deferred fees	3,619,556	100.0%	3,602,627	100.0%
Less—allowance for credit losses	(40,166)		(40,682)
Total loans, net	$3,579,390		$3,561,945

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

	September 30, 2024
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$15,557	205,224	380,526	41,301	642,608
Non-owner occupied RE	103,329	512,610	281,197	20,506	917,642
Construction	30,589	64,016	50,060	-	144,665
Business	122,565	244,825	149,858	4,287	521,535
Total commercial loans	272,040	1,026,675	861,641	66,094	2,226,450
Consumer
Real estate	19,871	71,492	295,998	745,010	1,132,371
Home equity	2,810	33,445	154,758	4,370	195,383
Construction	4,514	2,500	11,601	2,967	21,582
Other	7,207	32,731	3,023	809	43,770
Total consumer loans	34,402	140,168	465,380	753,156	1,393,106
Total gross loans, net of deferred fees	$306,442	1,166,843	1,327,021	819,250	3,619,556

			December 31, 2023
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$17,358	177,203	395,130	41,966	631,657
Non-owner occupied RE	68,601	517,622	331,727	24,579	942,529
Construction	26,762	64,432	59,486	-	150,680
Business	114,432	194,416	186,927	4,386	500,161
Total commercial loans	227,153	953,673	973,270	70,931	2,225,027
Consumer
Real estate	10,593	51,956	301,095	718,785	1,082,429
Home equity	2,716	27,578	147,855	4,855	183,004
Construction	-	252	39,459	23,637	63,348
Other	11,157	33,592	3,265	805	48,819
Total consumer loans	24,466	113,378	491,674	748,082	1,377,600
Total gross loans, net of deferred fees	$251,619	1,067,051	1,464,944	819,013	3,602,627

The following table summarizes the loans due after one year by category.

	September 30, 2024		December 31, 2023
	Interest Rate		Interest Rate
(dollars in thousands)	Fixed	Floating or Adjustable	Fixed	Floating or Adjustable
Commercial
Owner occupied RE	$601,086	25,965	605,199	9,100
Non-owner occupied RE	710,377	103,936	768,048	105,880
Construction	81,430	32,646	81,326	42,592
Business	272,599	126,371	293,920	91,809
Total commercial loans	1,665,492	288,918	1,748,493	249,381
Consumer
Real estate	1,112,500	-	1,071,836	-
Home equity	10,616	181,957	11,441	168,847
Construction	17,068	-	63,348	-
Other	8,564	27,999	11,525	26,137
Total consumer loans	1,148,748	209,956	1,158,150	194,984
Total gross loans, net of deferred fees	$2,814,240	498,874	2,906,643	444,365

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

A description of the general characteristics of the risk grades is as follows:

•	Pass— A pass loan ranges from minimal to average credit risk; however, still has acceptable credit risk.
•	Watch—A watch loan exhibits above average credit risk due to minor weaknesses and warrants closer scrutiny by management.
•	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.
•	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, which may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following table presents loan balances classified by credit quality indicators by year of origination as of September 30, 2024.

							September 30, 2024
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$44,238	44,567	180,574	125,436	68,270	150,019	85	239	613,428
Watch	488	-	3,377	1,464	8,898	11,121	-	-	25,348
Special Mention	-	-	167	-	-	2,857	-	-	3,024
Substandard	-	-	-	-	-	808	-	-	808
Total Owner occupied RE	44,726	44,567	184,118	126,900	77,168	164,805	85	239	642,608

Non-owner occupied RE
Pass	32,690	74,224	312,722	157,108	100,908	195,151	344	-	873,147
Watch	-	959	4,568	438	1,645	11,444	-	-	19,054
Special Mention	-	-	-	7,630	-	8,938	-	-	16,568
Substandard	-	-	969	300	-	7,604	-	-	8,873
Total Non-owner occupied RE	32,690	75,183	318,259	165,476	102,553	223,137	344	-	917,642
Current period gross write-offs	-	-	-	-	-	(1,029)	-	-	(1,029)

Construction
Pass	18,696	30,478	76,088	19,403	-	-	-	-	144,665
Total Construction	18,696	30,478	76,088	19,403	-	-	-	-	144,665

Business
Pass	33,201	43,582	119,984	40,840	16,377	54,153	173,489	313	481,939
Watch	-	142	16,665	2,020	1,442	5,434	9,398	131	35,232
Special Mention	663	96	817	-	67	1,101	-	209	2,953
Substandard	-	-	-	143	362	309	597	-	1,411
Total Business	33,864	43,820	137,466	43,003	18,248	60,997	183,484	653	521,535
Current period gross write-offs	-	-	-	-	(347)	(18)	(72)	-	(437)
Total Commercial loans	129,976	194,048	715,931	354,782	197,969	448,939	183,913	892	2,226,450

Consumer
Real estate
Pass	61,766	150,755	287,584	270,022	163,332	159,210	-	-	1,092,669
Watch	-	760	5,573	7,472	5,488	5,525	-	-	24,818
Special Mention	-	141	2,702	1,504	988	4,816	-	-	10,151
Substandard	213	275	334	1,215	976	1,720	-	-	4,733
Total Real estate	61,979	151,931	296,193	280,213	170,784	171,271	-	-	1,132,371

Home equity
Pass	-	-	-	-	-	-	181,922	-	181,922
Watch	-	-	-	-	-	-	8,628	-	8,628
Special Mention	-	-	-	-	-	-	3,402	-	3,402
Substandard	-	-	-	-	-	-	1,431	-	1,431
Total Home equity	-	-	-	-	-	-	195,383	-	195,383
Current period gross write-offs	-	-	-	-	-	-	(45)		(45)

Construction
Pass	5,305	4,678	9,890	1,709	-	-	-	-	21,582
Total Construction	5,305	4,678	9,890	1,709	-	-	-	-	21,582

Other
Pass	2,978	954	1,662	1,812	1,274	2,815	31,016	-	42,511
Watch	161	7	16	338	-	144	57	-	723
Special Mention	19	29	326	65	-	62	30	-	531
Substandard	-	-	-	-	-	-	5	-	5
Total Other	3,158	990	2,004	2,215	1,274	3,021	31,108	-	43,770
Current period gross write-offs	-	-	-	-	-	(38)	(42)	-	(80)
Total Consumer loans	70,442	157,599	308,087	284,137	172,058	174,292	226,491	-	1,393,106
Total loans	$200,418	351,647	1,024,018	638,919	370,027	623,231	410,404	892	3,619,556
Total Current period gross write-offs	-	-	-	-	(347)	(1,085)	(159)	-	(1,591)

The following table presents loan balances classified by credit quality indicators by year of origination as of December 31, 2023.

	December 31, 2023
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$42,846	180,654	138,549	64,818	59,880	110,502	85	166	597,500
Watch	-	3,460	460	15,997	3,525	6,616	-	-	30,058
Special Mention	-	181	-	-	-	3,057	-	-	3,238
Substandard	-	-	-	-	-	861	-	-	861
Total Owner occupied RE	42,846	184,295	139,009	80,815	63,405	121,036	85	166	631,657

Non-owner occupied RE
Pass	84,617	298,063	162,697	107,364	59,260	163,990	9,249	-	885,240
Watch	1,007	3,260	9,914	533	5,545	10,630	-	-	30,889
Special Mention	-	-	7,759	-	8,252	879	-	-	16,890
Substandard	-	-	313	-	8,088	1,109	-	-	9,510
Total Non-owner occupied RE	85,624	301,323	180,683	107,897	81,145	176,608	9,249	-	942,529
Current period gross write-offs	-	(200)	-	-	-	(42)	-	-	(242)

Construction
Pass	27,262	86,161	24,399	11,459	-	-	-	-	149,281
Watch	-	1,399	-	-	-	-	-	-	1,399
Total Construction	27,262	87,560	24,399	11,459	-	-	-	-	150,680

Business
Pass	48,705	134,999	48,557	18,868	17,292	47,708	146,745	1,431	464,305
Watch	127	15,867	1,833	1,010	842	3,584	7,570	506	31,339
Special Mention	241	961	98	857	184	447	150	97	3,035
Substandard	-	-	155	-	132	1,195	-	-	1,482
Total Business	49,073	151,827	50,643	20,735	18,450	52,934	154,465	2,034	500,161
Current period gross write-offs	-	-	-	(28)	-	-	(15)	(22)	(65)
Total Commercial loans	204,805	725,005	394,734	220,906	163,000	350,578	163,799	2,200	2,225,027

Consumer
Real estate
Pass	144,179	273,585	278,138	176,395	66,087	105,383	-	-	1,043,767
Watch	490	5,658	8,230	3,917	2,051	3,890	-	-	24,236
Special Mention	143	2,499	1,657	1,291	2,220	3,360	-	-	11,170
Substandard	-	-	635	817	318	1,486	-	-	3,256
Total Real estate	144,812	281,742	288,660	182,420	70,676	114,119	-	-	1,082,429

Home equity
Pass	-	-	-	-	-	-	171,003	-	171,003
Watch	-	-	-	-	-	-	6,393	-	6,393
Special Mention	-	-	-	-	-	-	4,283	-	4,283
Substandard	-	-	-	-	-	-	1,325	-	1,325
Total Home equity	-	-	-	-	-	-	183,004	-	183,004
Current period gross write-offs	-	-	-	-	-	-	(438)	-	(438)

Construction
Pass	14,339	39,893	9,116	-	-	-	-	-	63,348
Total Construction	14,339	39,893	9,116	-	-	-	-	-	63,348

Other
Pass	1,278	2,551	2,361	1,457	803	2,604	36,549	-	47,603
Watch	9	29	348	-	15	163	58	-	622
Special Mention	33	333	-	-	23	82	41	-	512
Substandard	-	-	75	-	-	-	7	-	82
Total Other	1,320	2,913	2,784	1,457	841	2,849	36,655	-	48,819
Current period gross write-offs	-	-	-	-	-	-	(16)	-	(16)
Total Consumer loans	160,471	324,548	300,560	183,877	71,517	116,968	219,659	-	1,377,600
Total loans	$365,276	1,049,553	695,294	404,783	234,517	467,546	383,458	2,200	3,602,627
Total Current period gross write-offs	-	(200)	-	(28)	-	(42)	(469)	(22)	(761)

The following tables present loan balances by age and payment status.

	September 30, 2024
(dollars in thousands)	Accruing 30- 59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$163	-	-	-	642,445	642,608
Non-owner occupied RE	-	-	-	7,904	909,738	917,642
Construction	-	-	-	-	144,665	144,665
Business	1,454	556	-	838	518,687	521,535
Consumer
Real estate	754	239	-	2,448	1,128,930	1,132,371
Home equity	101	-	-	393	194,889	195,383
Construction	-	-	-	-	21,582	21,582
Other	4	-	-	-	43,766	43,770
Total loans	$2,476	795	-	11,583	3,604,702	3,619,556
Total loans over 90 days past due	-	-	-	-	-	2,073

	December 31, 2023
(dollars in thousands)	Accruing 30- 59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$74	-	-	-	631,583	631,657
Non-owner occupied RE	8,102	-	-	1,423	933,004	942,529
Construction	-	-	-	-	150,680	150,680
Business	567	-	-	319	499,275	500,161
Consumer
Real estate	1,750	-	-	985	1,079,694	1,082,429
Home equity	601	30	-	1,236	181,137	183,004
Construction	-	-	-	-	63,348	63,348
Other	25	25	-	-	48,769	48,819
Total loans	$11,119	55	-	3,963	3,587,490	3,602,627
Total loans over 90 days past due	-	-	-	-	-	1,300

As of September 30, 2024 and December 31, 2023, loans 30 days or more past due represented 0.16% and 0.37% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.08% and 0.27% of the Company’s total loan portfolio as of September 30, 2024 and December 31, 2023, respectively. Consumer loans 30 days or more past due were 0.08% and 0.09% of total loans as of September 30, 2024 and December 31, 2023, respectively.

The table below summarizes nonaccrual loans by major categories for the periods presented.

	September 30, 2024				December 31, 2023
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	loans	loans	Total	loans	loans	Total
	with no	with an	nonaccrual	with no	with an	nonaccrual
(dollars in thousands)	allowance	allowance	loans	allowance	allowance	loans
Commercial
Non-owner occupied RE	$5,432	2,472	7,904	$653	770	1,423
Business	-	838	838	164	155	319
Total commercial	5,432	3,310	8,742	817	925	1,742
Consumer
Real estate	1,735	713	2,448	-	985	985
Home equity	318	75	393	343	893	1,236
Total consumer	2,053	788	2,841	343	1,878	2,221
Total nonaccrual loans	$7,485	4,098	11,583	$1,160	2,803	3,963

The Company did not recognize interest income on nonaccrual loans for the three months ended September 30, 2024 and September 30, 2023. The accrued interest reversed during the three months ended September 30, 2024 and September 30, 2023 was not material. Foregone interest income on the nonaccrual loans for the three-month period ended September 30, 2024 and September 30, 2023 was not material.

We did not recognize interest income on nonaccrual loans for the nine months ended September 30, 2024 and September 30, 2023. Accrued interest of $94,000 was reversed during the nine months ended September 30, 2024 and $35,000 was reversed during the nine months ended September 30, 2023.

The table below summarizes information regarding nonperforming assets.

(dollars in thousands)	September 30, 2024	December 31, 2023
Nonaccrual loans	$11,583	3,963
Other real estate owned	-	-
Total nonperforming assets	$11,583	3,963
Nonperforming assets as a percentage of:
Total assets	0.28%	0.10%
Gross loans	0.32%	0.11%
Total loans over 90 days past due	$2,073	1,300
Loans over 90 days past due and still accruing	-	-

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

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses due to the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Loan modifications to borrowers experiencing financial difficulty were not material for the three and nine months ended September 30, 2024 and September 30, 2023.

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

The following tables summarize the activity related to the allowance for credit losses for the three and nine months ended September 30, 2024 and September 30, 2023 under the CECL methodology.

				Three months ended September 30, 2024
	Commercial								Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$5,467	10,562	1,331	7,236	12,397	2,479	278	407	40,157
Provision for credit losses for loans	-	-	-	-	-	-	-	-	-
Loan charge-offs	-	-	-	(72)	-	(45)	-	(1)	(118)
Loan recoveries	-	-	-	73	-	4	-	50	127
Net loan recoveries (charge-offs)	-	-	-	1	-	(41)	-	49	9
Balance, end of period	$5,467	10,562	1,331	7,237	12,397	2,438	278	456	40,166
Net recoveries to average loans (annualized)									0.00%
Allowance for credit losses to gross loans									1.11%
Allowance for credit losses to nonperforming loans									346.78%

				Three months ended September 30, 2023
	Commercial								Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$5,896	11,584	1,331	8,152	10,395	2,521	684	542	41,105
Provision for credit losses for loans	300	(247)	(34)	(148)	191	(20)	(102)	(40)	(100)
Loan charge-offs	-	(1)	-	(42)	-	-	-	-	(43)
Loan recoveries	-	154	-	13	-	2	-	-	169
Net loan recoveries (charge-offs)	-	153	-	(29)	-	2	-	-	126
Balance, end of period	$6,196	11,490	1,297	7,975	10,586	2,503	582	502	41,131
Net recoveries to average loans (annualized)									(0.01)%
Allowance for credit losses to gross loans									1.16%
Allowance for credit losses to nonperforming loans									953.25%

				Nine months ended September 30, 2024
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$6,118	11,167	1,594	7,385	10,647	2,600	677	494	40,682
Provision for credit losses for loans	(651)	424	(263)	190	1,750	(244)	(399)	(57)	750
Loan charge-offs	-	(1,029)	-	(437)	-	(45)	-	(80)	(1,591)
Loan recoveries	-	-	-	99	-	127	-	99	325
Net loan recoveries (charge-offs)	-	(1,029)	-	(338)	-	82	-	19	(1,266)
Balance, end of period	$5,467	10,562	1,331	7,237	12,397	2,438	278	456	40,166
Net charge-offs to average loans (annualized)									0.05%
Allowance for credit losses to gross loans									1.11%
Allowance for credit losses to nonperforming loans									346.78%

				Nine months ended September 30, 2023
	Commercial								Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$5,867	10,376	1,292	7,861	9,487	2,551	893	312	38,639
Provision for credit losses for loans	329	1,138	5	120	1,099	278	(311)	192	2,850
Loan charge-offs	-	(209)	-	(43)	-	(389)	-	(2)	(643)
Loan recoveries	-	185	-	37	-	63	-	-	285
Net loan recoveries (charge-offs)	-	(24)	-	(6)	-	(326)	-	(2)	(358)
Balance, end of period	$6,196	11,490	1,297	7,975	10,586	2,503	582	502	41,131
Net charge-offs to average loans (annualized)									0.01%
Allowance for credit losses to gross loans									1.16%
Allowance for credit losses to nonperforming loans									953.25%

There was no provision for credit losses for the three months ended September 30, 2024. For the three months ended September 30, 2023, there was a $100,000 reversal of the provision for credit losses related to loans. In addition, the provision for credit losses was $750,000 and $2.9 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

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

The following tables present an analysis of collateral-dependent loans of the Company as of September 30, 2024 and December 31, 2023.

			September 30, 2024
	Real	Business
(dollars in thousands)	estate	assets	Other	Total
Commercial
Non-owner occupied RE	$7,240	-	-	7,240
Business	461	234	-	695
Total commercial	7,701	234	-	7,935
Consumer
Real estate	1,891	-	-	1,891
Home equity	393	-	-	393
Total consumer	2,284	-	-	2,284
Total	$9,985	234	-	10,219

		December 31, 2023
	Real	Business
(dollars in thousands)	estate	assets	Other	Total
Commercial
Non-owner occupied RE	$720	-	-	720
Business	164	-	-	164
Total commercial	884	-	-	884
Consumer
Real estate	166	-	-	166
Home equity	343	-	-	343
Total consumer	509	-	-	509
Total	$1,393	-	-	1,393

Allowance for Credit Losses - Unfunded Loan Commitments

The allowance for credit losses for unfunded loan commitments was $1.4 million and $1.8 million at September 30, 2024 and December 31, 2023, respectively, and is separately classified on the balance sheet within other liabilities. The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the three and nine months ended September 30, 2024 and September 30, 2023.

	Three months ended September 30,
(dollars in thousands)	2024	2023
Balance, beginning of period	$1,406	2,565
Provision for (reversal of) credit losses	-	(400)
Balance, end of period	$1,406	2,165
Unfunded Loan Commitments	$699,888	780,581
Reserve for Unfunded Commitments to Unfunded Loan Commitments	0.20%	0.28%

	Nine months ended September 30,
(dollars in thousands)	2024	2023
Balance, beginning of period	$1,831	2,780
Provision for (reversal of) credit losses	(425)	(615)
Balance, end of period	$1,406	2,165
Unfunded Loan Commitments	$699,888	780,581
Reserve for Unfunded Commitments to Unfunded Loan Commitments	0.20%	0.28%

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

The Company entered into a pay-fixed portfolio layer method fair value swap, designated as a hedging instrument, with a total notional amount of $200.0 million in the second quarter of 2023. The hedging instrument matures on May 25, 2028. The Company entered into a second pay-fixed portfolio layer method fair value swap, designated as a hedging instrument, with a total notional amount of $100.0 million in the third quarter of 2024. The hedging instrument matures on August 27, 2027. The Company is designating the fair value swaps under the portfolio layer method (“PLM”). Under this method, the hedged item is designated as a hedged layer of a closed portfolio of financial loans that is anticipated to remain outstanding for the designated hedged period. Adjustments are made to record the swap at fair value on the consolidated balance sheets, with changes in fair value recognized in interest income. The carrying value of the fair value swap on the consolidated balance sheets will also be adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk.

The following table represents the carrying value of the portfolio layer method hedged asset and liability and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
(dollars in thousands)	Carrying Amount	Hedged Liability	Carrying Amount	Hedged Liability
Fixed Rate Asset/Liability[1]	$296,937	$3,063	$199,518	$482
[1]	These amounts included the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of the assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of September 30, 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $679.8 million, the cumulative basis adjustment associated with this hedging relationship was $3.2 million, and the amount of the designated hedged item was $300.0 million.

The following table summarizes the Company’s outstanding financial derivative instruments at September 30, 2024 and December 31, 2023.

		September 30, 2024
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives designated as hedging instruments:
Fair value swap	$300,000	Other liabilities	$(3,063)

Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	28,937	Other assets	354
MBS forward sales commitments	19,000	Other liabilities	(48)
Total derivative financial instruments	$347,937		$(2,757)

		December 31, 2023
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives designated as hedging instruments:
Fair value swap	$200,000	Other liabilities	$(482)

Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	12,973	Other assets	159
MBS forward sales commitments	10,000	Other liabilities	(68)
Total derivative financial instruments	$222,973		$(391)

Accrued interest receivable related to the interest rate swap as of September 30, 2024 totaled $402,000 and is excluded from the fair value presented in the table above.

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

The following table summarizes the effect of the fair value hedging relationship recognized in the consolidated statements of income for the three and nine months ended September 30, 2024 and September 30, 2023.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Gain (loss) on fair value hedging relationship:
Hedged asset/liability	$3,063	6,250	$3,063	6,250
Fair value derivative designated as hedging instrument	(2,962)	(6,251)	(2,973)	(6,285)
Total gain (loss) recognized in interest income on loans	$101	(1)	$90	(35)

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

		September 30, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
Corporate bonds	$-	1,947	-	1,947
US treasuries	-	924	-	924
US government agencies	-	16,686	-	16,686
State and political subdivisions	-	20,023	-	20,023
Asset-backed securities	-	34,265	-	34,265
Mortgage-backed securities	-	60,752	-	60,752
Mortgage loans held for sale	-	8,602	-	8,602
Mortgage loan interest rate lock commitments	-	354	-	354
Total assets measured at fair value on a recurring basis	$-	143,553	-	143,553
Liabilities
Derivative liability	-	3,063	-	3,063
MBS forward sales commitments	-	48	-	48
Total liabilities measured at fair value on a recurring basis	$-	3,111	-	3,111

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Corporate bonds	$-	1,910	-	1,910
US treasuries	-	9,394	-	9,394
US government agencies	-	18,656	-	18,656
State and political subdivisions	-	19,741	-	19,741
Asset-backed securities	-	33,236	-	33,236
Mortgage-backed securities	-	51,765	-	51,765
Mortgage loans held for sale	-	7,194	-	7,194
Mortgage loan interest rate lock commitments	-	159	-	159
Total assets measured at fair value on a recurring basis	$-	142,055	-	142,055
Liabilities
Derivative liability	$-	482	-	482
MBS forward sales commitments	-	68	-	68
Total liabilities measured at fair value on a recurring basis	$-	550	-	550

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2024 and December 31, 2023.

	As of September 30, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated loans	$-	8,954	1,812	10,766
Total assets measured at fair value on a nonrecurring basis	$-	8,954	1,812	10,766

	As of December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated loans	$-	1,160	2,976	4,136
Total assets measured at fair value on a nonrecurring basis	$-	1,160	2,976	4,136

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company’s financial instruments at September 30, 2024 and December 31, 2023 are as follows:

			September 30, 2024
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$19,640	19,640	-	-	19,640
Loans[1]	3,567,000	3,302,316	-	-	3,302,316
Financial Liabilities:
Deposits	3,518,825	3,348,532	-	3,348,532	-
Subordinated debentures	24,903	28,200	-	28,200	-

			December 31, 2023
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$19,939	19,939	-	-	19,939
Loans[1]	3,557,120	3,337,768	-	-	3,337,768
Financial Liabilities:
Deposits	3,379,564	2,961,182	-	2,961,182	-
Subordinated debentures	36,322	40,712	-	40,712	-
[1]	Carrying amount is net of the allowance for credit losses and individually evaluated loans.

NOTE 7 – Leases

The Company had operating right-of-use (“ROU”) assets, included in property and equipment, of $21.0 million and $22.2 million as of September 30, 2024 and December 31, 2023, respectively.  The Company had lease liabilities, included in other liabilities, of $23.6 million and $24.6 million as of September 30, 2024 and December 31, 2023, respectively. We maintain operating leases on land and buildings for various office spaces. The lease agreements have maturity dates ranging from April 2025 to February 2032, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 5.19 years as of September 30, 2024. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.  The ROU assets also include any initial direct costs incurred and lease payments made at or before commencement date and are reduced by any lease incentives.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term at implementation of the accounting standard and as of the lease commencement date for leases subsequently entered into. The weighted average discount rate for leases was 2.28% as of September 30, 2024.

The total operating lease costs were $604,000 and $597,000 for the three months ended September 30, 2024 and 2023, respectively, and $1.8 million for the nine months each ended September 30, 2024 and 2023.

Operating lease payments due as of September 30, 2024 were as follows:

Operating
(dollars in thousands)	Leases
2024	$531
2025	2,157
2026	2,210
2027	2,267
2028	2,015
Thereafter	20,187
Total undiscounted lease payments	29,367
Discount effect of cash flows	5,777
Total lease liability	$23,590

NOTE 8 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three- and nine-month periods ended September 30, 2024 and 2023. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options that were outstanding at September 30, 2024. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At September 30, 2024 and 2023, there were 263,387 and 351,746 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except share data)	2024	2023	2024	2023
Numerator:
Net income available to common shareholders	$4,382	4,098	$9,903	9,259
Denominator:
Weighted-average common shares outstanding – basic	8,064,283	8,052,926	8,100,003	8,043,410
Common stock equivalents	24,893	19,482	23,843	34,420
Weighted-average common shares outstanding – diluted	8,089,176	8,072,408	8,123,846	8,077,830
Earnings per common share:
Basic	$0.54	0.51	$1.22	1.15
Diluted	0.54	0.51	1.22	1.15

Item 2. MANAGEMENT’S DISCUSSION AND Analysis of Financial Condition and Results of Operations.

The following discussion reviews our results of operations for the three- and nine-month periods ended September 30, 2024 as compared to the three- and nine-month periods ended September 30, 2023 and assesses our financial condition as of September 30, 2024 as compared to December 31, 2023. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K for that period. Results for the three- and nine-month periods ended September 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or any future period.

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

•	Restrictions or conditions imposed by our regulators on our operations;
•	Increases in competitive pressure in the banking and financial services industries;
•	Changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;
•	Changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic or industry conditions;
•	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
•	Credit losses due to loan concentration;
•	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	Our ability to successfully execute our business strategy;
•	Our ability to attract and retain key personnel;
•	The success and costs of our expansion into the Charlotte, North Carolina, Greensboro, North Carolina and Atlanta, Georgia markets and into potential new markets;
•	Risks with respect to future mergers or acquisitions, including our ability to successfully expand and integrate the businesses and operations that we acquire and realize the anticipated benefits of the mergers or acquisitions;
•	Changes in the interest rate environment which could reduce anticipated or actual margins;
•	Changes in political conditions or the legislative or regulatory environment, including the upcoming 2024 federal elections and new governmental initiatives affecting the financial services industry;
•	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;
•	Changes occurring in business conditions and inflation;
•	Increased cybersecurity risk, including potential business disruptions or financial losses;
•	Changes in technology;
•	The adequacy of the level of our allowance for credit losses and the amount of loan loss provisions required in future periods;
•	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses or write-down assets;
•	Changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
•	Any increase in FDIC assessments which will increase our cost of doing business;
•	Risks associated with complex and changing regulatory environments, including, among others, with respect to data privacy, artificial intelligence, information security, climate change or other environmental, social and governance matters, and labor matters, relating to our operations;
•	The rate of delinquencies and amounts of loans charged-off;

•	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

•	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;
•	Adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	Changes in accounting standards, rules and interpretations and the related impact on our financial statements;
•	Risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
•	Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed;
•	The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, such as the war in Ukraine, the Middle East conflict, and the conflict between China and Taiwan, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs; and disruptions caused from widespread cybersecurity incidents; and
•	Other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, in Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q, and in our other filings with the SEC.

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

At September 30, 2024, we had total assets of $4.17 billion, a 2.9% increase from total assets of $4.06 billion at December 31, 2023. The largest component of our total assets is loans which were $3.62 billion and $3.60 billion at September 30, 2024 and December 31, 2023, respectively. Our liabilities and shareholders’ equity at September 30, 2024 totaled $3.85 billion and $326.5 million, respectively, compared to liabilities of $3.74 billion and shareholders’ equity of $312.5 million at December 31, 2023. The principal component of our liabilities is deposits which were $3.52 billion and $3.38 billion at September 30, 2024 and December 31, 2023, respectively.

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

Our net income to common shareholders was $4.4 million and $4.1 million for the three months ended September 30, 2024 and 2023, respectively. Diluted earnings per share (“EPS”) was $0.54 for the third quarter of 2024 as compared to $0.51 for the same period in 2023. The increase in net income was primarily driven by an increase in net interest income resulting from additional interest income on our loan portfolio combined with an increase in noninterest income, partially offset by an increase in noninterest expenses.

Our net income to common shareholders was $9.9 million and $9.3 million for the nine months ended September 30, 2024 and 2023, respectively. Diluted EPS was $1.22 for the nine months ended September 30, 2024 as compared to $1.15 for the same period in 2023. The increase in net income was primarily driven by the additional interest income on our interest-earning assets.

results of operations

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $20.6 million for the third quarter of 2024, a 6.4% increase over net interest income of $19.3 million for the third quarter of 2023, driven primarily by a $3.7 million increase in interest income on our interest-earning assets, partially offset by a $2.5 million increase in interest expense. In addition, our net interest margin, on a tax-equivalent (TE) basis, was 2.08% for the third quarter of 2024 compared to 1.97% for the same period in 2023.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three- and nine-month periods ended September 30, 2024 and 2023. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” tables demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended September 30,
	2024			2023
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$158,222	$2,209	5.55%	$181,784	2,435	5.31%
Investment securities, taxable	137,087	1,370	3.98%	148,239	1,429	3.82%
Investment securities, nontaxable(2)	8,047	55	2.70%	7,799	55	2.77%
Loans(3)	3,629,050	47,550	5.21%	3,554,478	43,542	4.86%
Total interest-earning assets	3,932,406	51,184	5.18%	3,892,300	47,461	4.84%
Noninterest-earning assets	158,550			159,103
Total assets	$4,090,956			$4,051,403
Interest-bearing liabilities
NOW accounts	$314,669	835	1.06%	$297,028	620	0.83%
Savings & money market	1,523,834	15,287	3.99%	1,748,638	16,908	3.84%
Time deposits	909,192	11,603	5.08%	648,949	7,602	4.65%
Total interest-bearing deposits	2,747,695	27,725	4.01%	2,694,615	25,130	3.70%
FHLB advances and other borrowings	240,065	2,297	3.81%	264,141	2,414	3.63%
Subordinated debentures	36,261	558	6.12%	36,278	558	6.10%
Total interest-bearing liabilities	3,024,021	30,580	4.02%	2,995,034	28,102	3.72%
Noninterest-bearing liabilities	744,025			752,433
Shareholders’ equity	322,910			303,936
Total liabilities and shareholders’ equity	$4,090,956			$4,051,403
Net interest spread			1.16%			1.12%
Net interest income (tax equivalent) / margin		$20,604	2.08%		$19,359	1.97%
Less: tax-equivalent adjustment(2)		13			14
Net interest income		$20,591			$19,345

(1)	Annualized for the three-month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin (TE) increased 11 basis points to 2.08% during the third quarter of 2024, compared to the third quarter of 2023, primarily due to an increase in our interest-earning assets, as well as an increase in the yield on our interest-earning assets. Our average interest-earning assets grew by $40.1 million during the third quarter of 2024 from the prior year, while the average yield on these assets increased by 34 basis points to 5.18%. Our average interest-bearing liabilities grew by $29.0 million during the third quarter of 2024 from the prior year, while the rate on these liabilities increased 30 basis points to 4.02%.

The increase in average interest-earning assets for the third quarter of 2024 related primarily to an increase of $74.6 million in our average loan balances from the prior year, partially offset by a $23.6 million decrease in average federal funds sold and interest-bearing deposits with banks. The 34 basis point increase in yield on our interest-earning assets was driven by a 35 basis point increase in loan yield and a 24 basis point increase in yield on federal funds sold and interest-bearing deposits with banks.

The increase in our average interest-bearing liabilities during the third quarter of 2024 resulted primarily from a $53.1 million increase in our interest-bearing deposits from the prior year, while the 30 basis point increase in rate on our interest-bearing liabilities was driven by a 31 basis point increase in deposit rates.

Our net interest spread was 1.16% for the third quarter of 2024 compared to 1.12% for the same period in 2023. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 34 basis point increase in yield on our interest-earning assets was partially offset by a 30 basis point increase in the rate on our interest-bearing liabilities, resulting in a 4 basis point increase in our net interest spread for the 2024 period. We anticipate continued pressure on our net interest spread and net interest margin in future periods based on the competitive rate environment around our deposits and the potential for additional rate cuts by the Federal Reserve.

Average Balances, Income and Expenses, Yields and Rates

	For the nine Months Ended September 30,
	2024			2023
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$146,452	$6,072	5.54%	$113,269	$4,295	5.07%
Investment securities, taxable	131,828	4,183	4.24%	111,551	2,663	3.19%
Investment securities, nontaxable(2)	12,188	162	1.78%	7,978	162	2.72%
Loans(3)	3,632,527	139,700	5.14%	3,467,550	121,380	4.68%
Total interest-earning assets	3,922,995	150,117	5.11%	3,700,348	128,500	4.64%
Noninterest-earning assets	159,663			158,746
Total assets	$4,082,658			$3,859,094
Interest-bearing liabilities
NOW accounts	$304,479	2,117	0.93%	$299,123	1,598	0.71%
Savings & money market	1,585,224	47,930	4.04%	1,712,827	44,197	3.45%
Time deposits	870,078	32,826	5.04%	588,876	18,450	4.19%
Total interest-bearing deposits	2,759,781	82,873	4.01%	2,600,826	64,245	3.30%
FHLB advances and other borrowings	240,460	6,772	3.76%	140,336	3,996	3.81%
Subordinated debentures	36,318	1,671	6.15%	36,251	1,627	6.00%
Total interest-bearing liabilities	3,036,559	91,316	4.02%	2,777,413	69,868	3.36%
Noninterest-bearing liabilities	727,977			780,408
Shareholders’ equity	318,122			301,273
Total liabilities and shareholders’ equity	$4,082,658			$3,859,094
Net interest spread			1.09%			1.28%
Net interest income (tax equivalent) / margin		$58,801	2.00%		$58,632	2.12%
Less: tax-equivalent adjustment(2)		37			37
Net interest income		$58,764			$58,595

(1)	Annualized for the nine-month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

During the first nine months of 2024, our net interest margin (TE) decreased by 12 basis points to 2.00%, compared to 2.12% for the first nine months of 2023, driven by the increase in yield on our interest-bearing liabilities. Our average interest-bearing liabilities grew by $259.1 million from the prior year, with the average yield increasing by 66 basis points to 4.02%. In contrast, our average interest-earning assets grew by $222.6 million, while the rate on these assets increased 47 basis points to 5.11%.

The increase in average interest-bearing liabilities for the first nine months of 2024 was driven by an increase in interest-bearing deposits of $159.0 million and a $100.1 million increase in FHLB advances and other borrowings, while the increase in cost was driven by a 71 basis point increase on our interest-bearing deposits.

The increase in average interest-earning assets for the first nine months of 2024 related primarily to a $165.0 million increase in our average loan balances and a $33.2 million increase in average federal funds sold and interest-bearing deposits with banks. The increase in yield on our interest-earning assets was driven by a 47 basis point increase in the yield on federal funds sold and interest-bearing deposits with banks and a 46 basis point increase in our loan yield.

Our net interest spread was 1.09% for the first nine months of 2024 compared to 1.28% for the same period in 2023. The 19 basis point decrease in our net interest spread was driven by the 66 basis point increase in yield on our interest-bearing liabilities.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	September 30, 2024 vs. 2023				September 30, 2023 vs. 2022
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$1,047	2,891	70	4,008	$6,233	6,248	1,309	13,790
Investment securities	(103)	48	(3)	(58)	271	451	242	964
Federal funds sold and interest-bearing deposits with banks	(315)	102	(13)	(226)	331	959	469	1,759
Total interest income	629	3,041	54	3,724	6,835	7,658	2,020	16,513
Interest expense
Deposits	295	2,273	27	2,595	762	16,798	2,549	20,109
FHLB advances and other borrowings	(220)	112	(10)	(118)	1,938	2	466	2,406
Subordinated debentures	-	1	-	1	1	106	-	107
Total interest expense	75	2,386	17	2,478	2,701	16,906	3,015	22,622
Net interest income	$554	655	37	1,246	$4,134	(9,248)	(995)	(6,109)

Net interest income, the largest component of our income, was $20.6 million for the third quarter of 2024 and $19.3 million for the third quarter of 2023, a $1.2 million, or 6.4%, increase year over year. The increase during 2024 was driven by a $3.7 million increase in interest income primarily due to higher yields on our loan portfolio and an increase in average loan balances. Partially offsetting the increase in interest income was a $2.5 million increase in interest expense which was primarily driven by higher rates on our interest-bearing deposits.

	Nine Months Ended
	September 30, 2024 vs. 2023				September 30, 2023 vs. 2022
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$6,121	11,617	582	18,320	$20,388	16,507	4,191	41,086
Investment securities	573	786	161	1,520	99	1,179	82	1,360
Federal funds sold and interest-bearing deposits with banks	1,262	398	117	1,777	148	2,781	451	3,380
Total interest income	7,956	12,801	860	21,617	20,635	20,467	4,724	45,826
Interest expense
Deposits	1,981	16,151	496	18,628	1,656	45,190	9,626	56,472
FHLB advances and other borrowings	2,857	(47)	(34)	2,776	636	545	2,686	3,867
Subordinated debentures	3	41	-	44	4	389	1	394
Total interest expense	4,841	16,145	462	21,448	2,296	46,124	12,313	60,733
Net interest income	$3,115	(3,344)	398	169	$18,339	(25,657)	(7,589)	(14,907)

Net interest income for the first nine months of 2024 was $58.8 million compared to $58.6 million for 2023, a $169,000, or 0.29%, increase. The increase in net interest income during 2024 was driven by a $21.6 million increase in interest income, offset by a $21.4 million increase in interest expense.

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

We did not record a provision for credit losses during the third quarter of 2024, compared to a reversal of $500,000 to the provision for credit losses in the third quarter of 2023. We recorded a provision expense of $325,000 and $2.2 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. No provision was recorded in the third quarter of 2024 due to low charge-offs and insignificant loan growth. The reversal of $500,000 in the third quarter of 2023, included a $100,000 reversal of provision for credit losses and a $400,000 reversal for unfunded commitments. The reversal of the provision for credit losses was driven by lower expected loss rates, while the reversal of the reserve for unfunded commitments was driven by a decrease in the balance of unfunded commitments at September 30, 2023, compared to the previous quarter and year. The $325,000 provision expense for the first nine months of 2024 included $750,000 provision for credit losses and a $425,000 reversal for unfunded commitments. The $2.2 million provision expense for the first nine months of 2023 included a $2.9 million provision for credit losses and a $615,000 reversal for unfunded commitments.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Mortgage banking income	$1,449	1,208	$4,536	3,167
Service fees on deposit accounts	455	356	1,265	1,011
ATM and debit card income	599	588	1,730	1,680
Income from bank owned life insurance	401	349	1,162	1,018
Other income	271	249	669	653
Total noninterest income	$3,175	2,750	$9,362	7,529

Noninterest income was $3.2 million for the third quarter of 2024, a $425,000, or 15.5%, increase from noninterest income of $2.8 million for the third quarter of 2023. Mortgage banking income continues to be the largest component of our noninterest income at $1.5 million for the third quarter of 2024, an increase of $241,000, or 20.0%, over the prior year. The increase was driven by higher mortgage volume during the third quarter of 2024. Service fees on deposit accounts increased $99,000, or 27.8%, over the prior year. The increase was driven by fee income on our commercial credit cards and additional wire fee income.

Noninterest income was $9.4 million for the first nine months of 2024, a $1.8 million, or 24.4%, increase from noninterest income of $7.5 million for the first nine months of 2023. Mortgage banking income increased by $1.4 million, or 43.2%, over the prior year while service fees on deposit accounts increased $254,000, or 25.1%, from the first nine months of 2023.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Compensation and benefits	$10,789	10,231	$32,936	30,874
Occupancy	2,595	2,562	7,704	7,537
Outside service and data processing costs	1,930	1,744	5,738	5,078
Insurance	1,025	1,243	2,945	2,829
Professional fees	548	504	1,748	1,914
Marketing	319	293	1,077	994
Other	833	725	2,634	2,573
Total noninterest expense	$18,039	17,302	$54,782	51,799

Noninterest expense was $18.0 million for the third quarter of 2024, a $737,000, or 4.3%, increase from noninterest expense of $17.3 million for the third quarter of 2023. The increase in noninterest expense was driven primarily by the following:

•	Compensation and benefits expense increased $558,000, or 5.5%, relating primarily to an increase in salaries, equity compensation expenses, and other employee benefits expenses.
•	Outside service and data processing costs increased $186,000, or 10.7%, relating primarily to increases in software licensing and maintenance costs.

Noninterest expense was $54.8 million for the first nine months of 2024, a $3.0 million, or 5.8%, increase from noninterest expense of $51.8 million for the first nine months of 2023. The increase in noninterest expense was driven primarily by the following:

•	Compensation and benefits expense increased $2.1 million, or 6.7%, relating primarily to annual salary increases, bonuses, and equity compensation expenses.
•	Outside service and data processing costs increased $660,000, or 13.0%, relating primarily to increases in item processing, electronic banking and software licensing and maintenance costs.
•	Occupancy costs increased $167,000, or 2.2%, primarily due to depreciation on the Dream Mortgage Center which opened in the fourth quarter of 2023.
•	Insurance costs increased $116,000, or 4.1%, as a result of higher FDIC insurance premiums.

Partially offsetting these increases, professional fees decreased $166,000, or 8.7%, relating primarily to decreases in loan appraisal fees, legal fees and other consulting fees.

Our efficiency ratio was 75.9% for the third quarter of 2024, compared to 78.3% for the third quarter of 2023. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The improvement during the 2024 period is due to the higher level of net interest income recorded.

We incurred income tax expense of $1.3 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively, and $3.1 million and $2.8 million for the nine months ended September 30, 2024 and 2023, respectively. Our effective tax rate was 23.9% and 23.4% for the nine months ended September 30, 2024 and 2023, respectively. The higher tax rate during the first nine months of 2024 was driven by the effect of equity compensation transactions during the period.

Balance Sheet Review

Investment Securities

At September 30, 2024, the $154.2 million in our investment securities portfolio represented approximately 3.7% of our total assets. Our available for sale investment portfolio included corporate bonds, US treasuries, US government agency securities, state and political subdivisions, asset-backed securities and mortgage-backed securities with a fair value of $134.6 million and an amortized cost of $146.1 million, resulting in an unrealized loss of $11.5 million. At December 31, 2023, the $154.6 million in our investment securities portfolio represented approximately 3.8% of our total assets, including investment securities with a fair value of $134.7 million and an amortized cost of $149.1 million for an unrealized loss of $14.4 million. In addition, other investments, which include FHLB Stock and other nonmarketable investments, decreased $299,000 from December 31, 2023 to $19.6 million at September 30, 2024.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans, excluding mortgage loans held for sale, for the nine months ended September 30, 2024 and 2023 were $3.62 billion and $3.46 billion, respectively. Before the allowance for credit losses, total loans outstanding at September 30, 2024 and December 31, 2023 were $3.62 billion and $3.60 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of September 30, 2024, our loan portfolio included $3.05 billion, or 84.4%, of real estate loans, compared to $3.05 billion, or 84.8%, at December 31, 2023. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. Home equity lines of credit totaled $195.4 million as of September 30, 2024, of which approximately 45% were in a first lien position, while the remaining balance was second liens. At December 31, 2023, our home equity lines of credit totaled $183.0 million, of which approximately 46% were in first lien positions, while the remaining balance was in second liens. The average home equity loan had a balance of approximately $89,000 and a loan to value of 73% as of September 30, 2024, compared to an average loan balance of $85,000 and a loan to value of approximately 73% as of December 31, 2023. Further, 0.3% and 0.8% of our total home equity lines of credit were over 30 days past due as of September 30, 2024 and December 31, 2023, respectively.

Following is a summary of our loan composition at September 30, 2024 and December 31, 2023. During the first nine months of 2024, our loan portfolio increased by $16.9 million, or 0.47%, primarily driven by a $15.5 million increase in consumer loans secured by real estate. Our consumer real estate portfolio grew by $49.9 million and includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $470,000, a term of 23 years, and an average rate of 4.33% as of September 30, 2024, compared to a principal balance of $469,000, a term of 23 years, and an average rate of 4.10% as of December 31, 2023.

	September 30, 2024		December 31, 2023
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$642,608	17.8%	$631,657	17.5%
Non-owner occupied RE	917,642	25.3%	942,529	26.2%
Construction	144,665	4.0%	150,680	4.2%
Business	521,535	14.4%	500,161	13.9%
Total commercial loans	2,226,450	61.5%	2,225,027	61.8%
Consumer
Real estate	1,132,371	31.3%	1,082,429	30.0%
Home equity	195,383	5.4%	183,004	5.1%
Construction	21,582	0.6%	63,348	1.7%
Other	43,770	1.2%	48,819	1.4%
Total consumer loans	1,393,106	38.5%	1,377,600	38.2%
Total gross loans, net of deferred fees	3,619,556	100.0%	3,602,627	100.0%
Less—allowance for credit losses	(40,166)		(40,682)
Total loans, net	$3,579,390		$3,561,945

We have included the table below to provide additional clarity on our commercial real estate exposure. We have not identified any geographic concentrations within these collateral types. Our level of non-owner occupied commercial real estate represents 257.3% of the Bank’s total risk-based capital at September 30, 2024.

		September 30, 2024
(dollars in thousands)	Outstanding	% of Loan Portfolio	Average Loan Size	Weighted Average LTV
Collateral
Office	$222,508	6.15%	$1,403	56%
Retail	176,096	4.87%	1,565	51%
Hotel	126,529	3.50%	7,250	48%
Multifamily	107,915	2.98%	2,958	47%

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of September 30, 2024 and December 31, 2023, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets.

(dollars in thousands)	September 30, 2024	December 31, 2023
Commercial	$8,742	1,742
Consumer	2,841	2,221
Total nonaccrual loans	11,583	3,963
Other real estate owned	-	-
Total nonperforming assets	$11,583	3,963

At September 30, 2024, nonperforming assets were $11.6 million, or 0.28% of total assets and 0.32% of gross loans. Comparatively, nonperforming assets were $4.0 million, or 0.10% of total assets and 0.11% of gross loans at December 31, 2023. Nonaccrual loans increased $7.6 million during the first nine months of 2024 due primarily to two relationships totaling $6.9 million that went on nonaccrual during the second quarter. The amount of foregone interest income on nonaccrual loans in the first nine months of 2024 and 2023 was $134,000 and $48,000, respectively.

At September 30, 2024 and December 31, 2023, the allowance for credit losses represented 346.78% and 1,026.58% of the total amount of nonperforming loans, respectively. A significant portion of the nonperforming loans at September 30, 2024 were secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.

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

In addition, at September 30, 2024, 84.4% of our loans were collateralized by real estate and 98.8% of our individually evaluated loans were secured by real estate. We utilize third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Individually evaluated loans are reviewed on a quarterly basis to determine the level of impairment. As of September 30, 2024, we did not have any individually evaluated real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for individually evaluated loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At September 30, 2024, individually evaluated loans totaled $12.4 million with a reserve of approximately $1.6 million allocated in the allowance for credit losses. Comparatively, individually evaluated loans totaled $4.8 million at December 31, 2023 for which $3.7 million of these loans had a reserve of approximately $688,000 allocated in the allowance for credit losses.

Allowance for Credit Losses

The allowance for credit losses was $40.2 million, representing 1.11% of outstanding loans and providing coverage of 346.78% of nonperforming loans at September 30, 2024 compared to $40.7 million, or 1.13% of outstanding loans and 1,026.55% of nonperforming loans at December 31, 2023. At September 30, 2023, the allowance for credit losses was $41.1 million, or 1.16% of outstanding loans and 953.25% of nonperforming loans.

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

Our retail deposits represented $2.93 billion, or 83.3% of total deposits, while our wholesale deposits represented $588.5 million, or 16.7%, of total deposits at September 30, 2024. At December 31, 2023, retail deposits represented $3.00 billion, or 88.8%, of our total deposits and wholesale deposits were $379.4 million, representing 11.2% of our total deposits. Our loan-to-deposit ratio was 103% at September 30, 2024 and 107% at December 31, 2023.

The following is a detail of our deposit accounts:

(dollars in thousands)	September 30, 2024	December 31, 2023
Non-interest bearing	$689,749	674,167
Interest bearing:
NOW accounts	339,412	310,218
Money market accounts	1,423,403	1,605,278
Savings	29,283	31,669
Time, less than $250,000	223,582	190,167
Time and out-of-market deposits, $250,000 and over	813,396	568,065
Total deposits	$3,518,825	3,379,564

Our primary focus is on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. While our non-interest bearing deposits increased by $15.6 million from $674.2 million at December 31, 2023, our core deposits decreased to $2.71 billion from $2.81 billion at December 31, 2023. In addition, at September 30, 2024 and December 31, 2023, we estimate that we have approximately $1.3 billion, or 36.3% and 38.7% of total deposits, respectively, in uninsured deposits, including related interest accrued and unpaid. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, the amounts above are estimates and are based on the same methodologies and assumptions used by the FDIC for the Bank’s regulatory reporting requirements.

The following table shows the average balance amounts and the average rates paid on deposits.

	Nine months ended September 30,
	2024		2023
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$669,911	0.00%	$726,661	0.00%
Interest-bearing demand deposits	304,479	0.93%	299,123	0.72%
Money market accounts	1,555,198	4.10%	1,675,181	3.53%
Savings accounts	30,026	0.23%	37,646	0.10%
Time deposits less than $250,000	213,748	4.66%	119,069	3.78%
Time deposits greater than $250,000	656,330	5.14%	469,807	4.31%
Total deposits	$3,429,692	3.22%	$3,327,487	2.58%

During the first nine months of 2024, our average transaction account balances decreased by $179.0 million, or 6.5%, from the prior year, while our average time deposit balances increased by $281.2 million, or 47.8%.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits $250,000 or more at September 30, 2024 was as follows:

(dollars in thousands)	September 30, 2024
Three months or less	$118,352
Over three through six months	205,059
Over six through twelve months	266,240
Over twelve months	223,745
Total	$813,396

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at September 30, 2024 and December 31, 2023 were $813.4 million and $568.1 million, respectively. We have a relationship with IntraFi Promontory Network, allowing us to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000. This gives us the ability, as and when needed, to attract and retain large deposits from insurance conscious customers. With IntraFi, we have the option to keep deposits on balance sheet or sell them to other members of the network.

At September 30, 2024, we had $240.0 million of convertible fixed rate FHLB advances with a weighted average rate of 3.74%, while at December 31, 2023, we had $275.0 million in FHLB Advances. Of the $275.0 million outstanding at December 31, 2023, $35.0 million was at a variable rate and $240.0 million was at fixed rates. At September 30, 2024, the $240.0 million was secured with approximately $1.24 billion of mortgage loans and $14.5 million of stock in the FHLB. At December 31, 2023, the $275.0 million was secured with approximately $1.25 billion of mortgage loans and $16.1 million of stock in the FHLB.

Listed below is a summary of the terms and maturities of the advances outstanding at September 30, 2024 and December 31, 2023.

(dollars in thousands)	September 30, 2024		December 31, 2023
Maturity	Amount	Rate	Amount	Rate
February 29, 2024	$-	-	$35,000	5.57%
April 28, 2028	40,000	3.51%	40,000	3.51%
May 15, 2028	-	-	35,000	3.13%
June 28, 2028	40,000	3.54%	40,000	3.54%
July 10, 2028	-	-	45,000	3.78%
July 10, 2028	40,000	3.87%	40,000	3.87%
July 10, 2028	40,000	3.96%	40,000	3.96%
May 15, 2029	35,000	3.90%	-	-
July 10, 2029	45,000	3.69%	-	-
	$240,000	3.74%	$275,000	3.89%

Liquidity and Capital Resources

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds. The several large bank failures across the United States in the first five months of 2023 exemplify the potential serious results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institution’s ability to satisfy its obligations to depositors. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

At September 30, 2024 and December 31, 2023, our cash and cash equivalents totaled $260.6 million and $156.2 million, respectively, or 6.2% and 3.9% of total assets, respectively. Our investment securities at September 30, 2024 and December 31, 2023 amounted to $154.2 million and $154.6 million, respectively, or 3.7% and 3.8% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain six federal funds purchased lines of credit with correspondent banks totaling $128.5 million for which there were no borrowings against the lines of credit at September 30, 2024. We also had $172.8 million pledged and available with the Federal Reserve Discount Window at September 30, 2024. Comparatively, at December 31, 2023, we had $227.1 million pledged and available with the Federal Reserve Discount Window. At December 31, 2023, we had $13.0 million of marketable investment securities pledged in the Federal Reserve’s Bank Term Funding Program which closed on March 11, 2024.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at September 30, 2024 was $716.7 million, based primarily on the Bank’s qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at September 30, 2024 and December 31, 2023 we had $276.5 million and $388.3 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

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

We also have a line of credit with another financial institution for $15.0 million, which was unused at September 30, 2024. The line of credit was issued on December 28, 2023 at an interest rate of the U.S. Prime Rate plus 0.25% and a maturity date of February 28, 2025.

On September 30, 2024, in conjunction with the semi-annual interest payment, we redeemed $11.5 million of our outstanding subordinated debt. Beginning September 30, 2024, the interest rate shall reset quarterly to an interest rate per annum equal to the Three-Month Term SOFR plus 340.8 basis points, payable quarterly in arrears.

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

Total shareholders’ equity was $326.5 million at September 30, 2024 and $312.5 million at December 31, 2023. The $14.1 million increase from December 31, 2023 is primarily related to net income of $9.9 million during the first nine months of 2024, stock option exercises and equity compensation expenses of $1.9 million, and a $2.3 million decrease in other comprehensive loss related to our available for sale securities.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the nine months ended September 30, 2024 and the year ended December 31, 2023. Since our inception, we have not paid cash dividends.

	September 30, 2024	December 31, 2023
Return on average assets	0.32%	0.34%
Return on average equity	4.16%	4.44%
Return on average common equity	4.16%	4.44%
Average equity to average assets ratio	7.79%	7.71%
Tangible common equity to assets ratio	7.82%	7.70%

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

To be considered “well capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of September 30, 2024 our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

			September 30, 2024
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$396,451	12.50%	$253,645	8.00%	$317,056	10.00%
Tier 1 Capital (to risk weighted assets)	356,812	11.25%	190,233	6.00%	253,645	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	356,812	11.25%	142,675	4.50%	206,086	6.50%
Tier 1 Capital (to average assets)	356,812	8.70%	164,141	4.00%	205,176	5.00%

			December 31, 2023
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$390,197	12.28%	$254,278	8.00%	$317,847	10.00%
Tier 1 Capital (to risk weighted assets)	350,455	11.03%	190,708	6.00%	254,278	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	350,455	11.03%	143,031	4.50%	206,601	6.50%
Tier 1 Capital (to average assets)	350,455	8.47%	165,414	4.00%	206,767	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

			September 30, 2024
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$399,736	12.61%	$253,631	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	348,600	11.00%	190,223	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	335,600	10.59%	142,667	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	348,600	8.49%	164,164	4.00%	N/A	N/A

			December 31, 2023
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum(1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$399,551	12.57%	$254,278	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	336,809	10.60%	190,708	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	323,809	10.19%	143,031	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	336,809	8.14%	165,436	4.00%	N/A	N/A
(1)	The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2024 unfunded commitments to extend credit were $699.9 million, of which $76.3 million were at fixed rates and $623.6 million were at variable rates. At December 31, 2023, unfunded commitments to extend credit were $724.6 million, of which approximately $145.6 million were at fixed rates and $579.0 million were at variable rates. A significant portion of the unfunded commitments related to commercial business loans and consumer home equity lines of credit. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. As of September 30, 2024, the reserve for unfunded commitments was $1.4 million or 0.20% of total unfunded commitments. As of December 31, 2023, the reserve for unfunded commitments was $1.8 million or 0.25% of total unfunded commitments.

At September 30, 2024 and December 31, 2023, there were commitments under letters of credit for $13.6 million and $16.1 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of September 30, 2024, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	(9.34)%
Up 200 basis points	(5.57)%
Up 100 basis points	(2.23)%
Base	-
Down 100 basis points	3.73%
Down 200 basis points	12.73%
Down 300 basis points	26.29%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of September 30, 2024, the Company does not have an authorized share repurchase program.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Trading Plans

During the nine months ended September 30, 2024, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K of the Securities Act of 1933.

Item 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: November 1, 2024	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2024	/s/Christian J. Zych
Christian J. Zych
Chief Financial Officer (Principal Financial Officer)