Form 10-K
period 2024-12-31
SOUTHERN FIRST BANCSHARES INC
filed 2025-03-03
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year December 31, 2024.

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2024 (based on the average bid and ask price of the Common Stock as quoted on the NASDAQ Global Market on June 30, 2024), was $224,378,032.

8,177,372 shares of the registrant’s common stock were outstanding as of March 3, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Southern First Bancshares, Inc.
Index to Form 10-K

CAUTIONARY NOTE REGARDING
FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operation, plans, business strategy, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “seek to,” “strive,” “focus,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A. Risk Factors and the following:

•	Restrictions or conditions imposed by our regulators on our operations;
•	Increases in competitive pressure in the banking and financial services industries;
•	Changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;
•	Changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic or industry conditions;
•	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
•	Credit losses due to loan concentration;
•	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	Our ability to successfully execute our business strategy;
•	Our ability to attract and retain key personnel;
•	The success and costs of our expansion into the Charlotte, North Carolina, Greensboro, North Carolina and Atlanta, Georgia markets and into potential new markets;
•	Risks with respect to future mergers or acquisitions, including our ability to successfully expand and integrate the businesses and operations that we acquire and realize the anticipated benefits of the mergers or acquisitions;
•	Changes in the interest rate environment which could reduce anticipated or actual margins;
•	Changes in political conditions or the legislative or regulatory environment, including new governmental initiatives affecting the financial services industry;
•	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;
•	Changes occurring in business conditions and inflation;
•	Increased cybersecurity risk, including potential business disruptions or financial losses;
•	Changes in technology;
•	The adequacy of the level of our allowance for credit losses and the amount of loan loss provisions required in future periods;
•	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses or write-down assets;
•	Changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
•	Any increase in FDIC assessments which will increase our cost of doing business;

•	Risks associated with complex and changing regulatory environments, including, among others, with respect to data privacy, artificial intelligence (“AI”), information security, climate change or other environmental, social and governance matters, and labor matters, relating to our operations;
•	The rate of delinquencies and amounts of loans charged-off;
•	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;
•	Adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	Changes in accounting standards, rules and interpretations and the related impact on our financial statements;
•	Risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
•	Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed;
•	The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, such as the war in Ukraine, the Middle East conflict, and the conflict between China and Taiwan, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs; and disruptions caused by widespread cybersecurity incidents; and
•	Other risks and uncertainties detailed in this Annual Report on Form 10-K and, from time to time, in our other filings with the Securities and Exchange Commission (“SEC”).

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

Our ClientFIRST model focuses on achieving cost efficiencies by diligently managing the growth of our number of employees and banking offices. We believe that the identification of talented bankers will drive our growth strategy, as opposed to a more general desire to enter a specific geography or market. This strategy translates into a smaller number of brick and mortar offices relative to our size and compared to peer banks, but larger overall deposit balances in our offices as compared to peers. As a result, our offices average approximately $240.5 million in total deposits. We believe this style of banking allows us to deliver exceptional client service, while achieving lower efficiency ratios relative to certain of our local competitors, as evidenced by our 73.5% efficiency ratio for the year ended December 31, 2024.

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

Market(1)	Total Offices	Our Market Deposits at June 30, 2024	Total Market Deposits(2)
		(Dollars in thousands)
Greenville	4	$1,793,261	$25,853,933
Charleston	3	595,162	21,601,456
Columbia	1	318,530	27,815,655
Atlanta	1	423,760	236,728,095
Raleigh	1	186,582	93,740,594
Greensboro	1	105,580	16,839,786
Charlotte	1	54,815	457,313,881
(1)	Represents the metropolitan statistical area (“MSA”) for each market.
(2)	The total market deposits data displayed are as of June 30, 2024 as reported by the FDIC.

Greenville. The city of Greenville is located in Greenville County, South Carolina approximately midway between Atlanta and Charlotte on the heavily traveled I-85 business corridor. The Greenville-Anderson MSA is the most populous market in South Carolina with an estimated population of 975,480 as reported for 2023. The median household income for the Greenville-Anderson-Mauldin MSA was $69,413 for 2023. A large and diverse metropolitan area, the Greenville-Anderson MSA is one of the southeast region’s premier areas for business, serving as headquarters for Michelin and Current Lighting (formerly Hubbell Lighting) as well as hosting significant operations for BMW and Lockheed Martin.

Charleston. The city of Charleston is located in Charleston County, South Carolina. The Charleston-North Charleston MSA is the third most populous market in the state with an estimated population of 849,417 for 2023. Charleston is home to the deepest port in the Southeast and boasts top companies in the aerospace, biomedical and technology fields such as Boeing, the Medical University of South Carolina (MUSC) and Blackbaud. The median household income for the Charleston-North Charleston MSA was approximately $85,165 for 2023. One of our retail offices in the Charleston market is located in the city of Mount Pleasant, which is located just north of Charleston in Charleston County and ranks as the fourth largest city in South Carolina.

Columbia. The city of Columbia is located in Richland County, South Carolina and its surrounding suburban areas expand into adjoining Lexington County. Columbia is the state capital, the largest city in the state and the home of the University of South Carolina and Fort Jackson, the Army’s largest Initial Entry Training Center. The Columbia MSA is the second most populous market in the state with an estimated population of 856,889 for 2023. The median household income for the Columbia MSA was $67,189 for 2023.

Raleigh. The city of Raleigh is the second largest city in the state of North Carolina and is located in Wake County, North Carolina. The Raleigh-Cary MSA is one of the most populous markets in the state with an estimated population of 1.51 million for 2023. Raleigh is the state capital and is home to North Carolina State University and is part of the Research Triangle area, together with Durham, North Carolina (home of Duke University) and Chapel Hill, North Carolina (home of the University of North Carolina at Chapel Hill). The median household income for the Raleigh-Cary MSA was approximately $96,096 for 2023.

Greensboro. The city of Greensboro is the third largest city in North Carolina and is located in Guilford County, North Carolina. The Greensboro-High Point MSA is one of the most populous markets in the state of North Carolina with an estimated population of 789,842 for 2023. Greensboro has traditionally been a fixture in the textiles, tobacco and furniture industries while also moving towards an increased presence of high-tech, aviation and transportation/logistics sectors. Greensboro, along with Winston-Salem and High Point, is commonly referred to as the Triad region of North Carolina and is home to companies such as Honda Aircraft, Lincoln Financial Group and Volvo Trucks of North America. The median household income for the Greensboro-High Point MSA was approximately $63,280 for 2023.

Charlotte. The city of Charlotte is the largest city in the state and is located in Mecklenburg County, North Carolina. The Charlotte-Concord-Gastonia MSA is the most populous market in the state of North Carolina with an estimated population of 2.81 million for 2023. Charlotte is the second largest banking city in the United States after New York and is home to the corporate headquarters of Bank of America, Truist Financial, and the east coast headquarters of Wells Fargo. Charlotte is also home to many Fortune 500 companies including Duke Energy, Honeywell and Lowe’s. The median household income for the Charlotte-Concord-Gastonia MSA was approximately $81,262 for 2023.

Atlanta. The Atlanta-Sandy Springs-Alpharetta MSA has the eighth largest population in the U.S. estimated at 6.31 million for 2023. Atlanta is the state capital of, and largest city in, Georgia and is the world headquarters of corporations such as

Coca-Cola, Home Depot, UPS, Delta Airlines and Turner Broadcasting. The median household income for the Atlanta-Sandy Springs-Alpharetta MSA is $86,505 for 2023.

We believe that the demographics and growth characteristics of these seven markets will provide us with significant opportunities to further develop existing client relationships and expand our client base.

Data related to the estimated population and median household income for each of the markets presented above is from the Federal Reserve Economic Data (“FRED”) online database.

Experienced Management Team, Dedicated Board of Directors and Talented Employees. Our senior management team is led by R. Arthur Seaver, Jr., Calvin C. Hurst, Christian J. Zych, William M. Aiken, Silvia T. King, and Julie A. Fairchild, and whose biographies are included below. These executives lead a team of 28 additional senior team members which we believe compares favorably to any community bank management team assembled in South Carolina.

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

Christian J. Zych has served as Chief Financial Officer of our Company and our Bank since May 2024. He has 30 years of experience in the banking industry. Mr. Zych is a highly accomplished leader with a proven track record of financial management and analysis, formulation and execution of corporate and financial strategy, and investor relations management. Mr. Zych holds a Master of Business Administration from Wake Forest University School of Business and a bachelor’s degree in finance from Bentley University.

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

Julie A. Fairchild has served as Chief Accounting Officer and principal accounting officer of our Company and our Bank since October 2024. Ms. Fairchild joined the bank in 2005, serving in various roles, most recently as Executive Vice President of Accounting and Finance. Prior to joining the Bank, Ms. Fairchild served as audit manager for Elliott Davis LLC, a regional public accounting and consulting firm. Ms. Fairchild holds a Bachelor of Science degree in accounting from Bob Jones University and is a certified public accountant in the State of South Carolina.

In addition to Messrs. Seaver, Hurst, Zych, Aiken, Mses. King and Fairchild, our executive management team consists of 14 individuals who bring an average of 30 years of experience in the banking industry.

The management team is complemented by our dedicated board of directors with extensive local market knowledge and a wide range of experience including accounting, business, banking, manufacturing, insurance, management and finance. We believe that our management’s and board’s incentives are closely aligned with our shareholders through the ownership of a substantial amount of our stock. As of December 31, 2024, our executive officers and board of directors owned an aggregate of 643,642 shares of our common stock, including options to purchase shares of our common stock, which represented approximately 7.93% of the fully-diluted amount of our common stock outstanding. We believe that our officers’ and directors’ experience and local market knowledge are valuable assets and will enable them to guide us successfully in the future.

In addition, we believe that we have assembled a group of highly talented employees by being an employer of choice in the markets we serve. We employed a total of 297 FTE employees as of December 31, 2024. Our employees are skilled in the areas of banking, information technology, management, sales, advertising and marketing, among others. We strive to provide an “umbrella for great talent,” characterized by a culture of transparency and collaboration which permeates all levels of the organization. To drive our culture of transparency and collaboration, our employees engage in a series of weekly meetings to understand the goals and plan for each week. These meetings are intended to remind our employees of our vision, strategy and ClientFIRST service, and provide our employees with information regarding monthly and quarterly goals and client or prospect needs. In addition, each week is started with a meeting of all Executive Vice Presidents so that all team members are informed on the latest developments of our Company. Our employees and their ClientFIRST approach to service have been instrumental to our success.

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

Provide a Distinctive Client Experience. Our markets have been subject to consolidation of local community banks primarily by larger, out-of-state financial institutions. We believe there is a large client base in our markets that prefers doing business with a local institution and may be dissatisfied with the service offered by national and larger regional banks. We believe that the exceptional level of professional service provided to our clients as a result of our ClientFIRST model provides us with a distinct competitive advantage over our local competitors. We also believe that technology innovation will continue to play a critical role in retaining clients and winning new business. We believe that our current mobile banking, on-line banking and cash management offerings are industry-leading solutions amongst community banks. During 2024, 38% of deposits were acquired through our office network, 44% came through the commercial remote deposit capture channel and the remaining 17% came through consumer mobile deposits. We believe that the volume in remote deposit capture and mobile deposit channels will continue to increase over time as more clients become acquainted with the convenience these services provide. By delivering superior professional service through our ClientFIRST model, coupled with our deep understanding of our markets and our commitment to providing the latest technology solutions to meet our clients’ banking needs, we believe that we can attract new clients and expand our total loans and deposits.

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

Attract Talented Banking Professionals With A “ClientFIRST” Focus. We believe that our ability to attract and retain banking professionals with strong community relationships and significant knowledge of our markets will continue to drive our success and grow our business in an efficient manner. By focusing on experienced, established bankers who deliver exceptional client service through our ClientFIRST model, we believe we can enhance our market position and add profitable growth opportunities. We believe that the strength of our exceptional client service and relationship banking approach will continue to help us attract these established bankers. We have carefully invested in our internal infrastructure, including support and back office personnel, and we believe that we can continue to add experienced frontline bankers to our existing markets, which will drive our efficient growth.

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

Lending Activities

General. We offer a full complement of loan services to businesses and individuals. This includes commercial, real estate, and consumer loans. Our underwriting standards vary for each type of loan, as described below. Because loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At December 31, 2024, we had net loans of $3.59 billion, representing 87.9% of our total assets.

We focus our lending to businesses and individuals that reside in the markets that we serve. By focusing on this client base and by serving each client with a consistent relationship team of bankers, we have generated a loan portfolio with larger average loan amounts than we believe is typical for a community bank. As of December 31, 2024, our average loan size was approximately $375,000. At the same time, we have strived to maintain a diversified loan portfolio and limit the amount of our loans to any single client. As of December 31, 2024, our ten largest client loan relationships represented approximately $289.0 million, or 7.95%, of our loan portfolio.

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

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal and state laws and regulations. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. Based upon the capitalization of the Bank at December 31, 2024, the maximum amount we could lend to one borrower was $60.4 million. However, to mitigate concentration risk, our internal lending limit at December 31, 2024 was $42.3 million and may vary based on our assessment of the lending relationship. The board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve our clients. The Bank’s legal lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

Loan Portfolio Segments. Our loan portfolio is comprised of commercial and consumer loans made to small businesses and individuals for various business and personal purposes. While our loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers, the principal component of our loan portfolio is loans secured by real estate mortgages on either commercial or residential property. These loans will generally fall into one of the following six categories: commercial owner occupied real estate, commercial non-owner occupied real estate, commercial construction, consumer real estate, consumer construction, and home equity loans. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. At December 31, 2024, loans secured by first or second mortgages on commercial and consumer real estate made up approximately 83.5% of our loan portfolio. In addition to loans secured by real estate, our loan portfolio includes commercial business loans and other consumer loans which comprised 15.3% and 1.2%, respectively, of our total loan portfolio at December 31, 2024.

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

The following describes the types of loans in our loan portfolio.

•	Commercial Real Estate Loans (Commercial Owner Occupied and Commercial Non-owner Occupied Real Estate Loans). At December 31, 2024, commercial owner occupied and non-owner occupied real estate loans (other than construction loans) amounted to $1.58 billion, or 43.4% of our loan portfolio. Of our commercial real estate loan portfolio, $924.4 million in loans were non-owner occupied properties, representing 41.4% of our commercial loan portfolio and 25.5% of our total loan portfolio. The remainder of our commercial real estate loan portfolio, $651.6 million in loans or 29.2% of the commercial loan portfolio, were owner occupied. Owner occupied loans represented 17.9% of our total loan portfolio. At December 31, 2024, our individual commercial real estate loans ranged in size from approximately $15,000 to $21.0 million, with an average loan size of approximately $871,000. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We also generally require that a borrower’s cash flow exceeds 115% of monthly debt service obligations. As of December 31, 2024, $214.0 million, or 5.9% of our total loan portfolio, was collateralized by office properties, $170.6 million, or 4.7%, was collateralized by retail properties, $125.6 million, or 3.5%, was collateralized by hotels, and $96.7 million, or 2.7% was collateralized by multifamily properties. In order to seek to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

•	Construction Real Estate Loans. We offer adjustable and fixed rate construction real estate loans for commercial and consumer projects, typically to builders and developers and to consumers who wish to build their own homes. At December 31, 2024, total commercial and consumer construction loans amounted to $124.1 million, or 3.4% of our loan portfolio. Commercial construction loans represented $103.2 million, or 2.8%, of our total loan portfolio, while consumer construction loans represented $20.9 million, or 0.6% of our total loan portfolio. At December 31, 2024, our commercial construction real estate loans ranged in size from approximately $3,000 to $13.9 million, with an average loan balance of approximately $2.2 million. At December 31, 2024, our consumer or residential construction loans ranged in size from approximately $8,000 to $3.1 million, with an average loan size of approximately $580,000. The duration of our construction loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Commercial construction loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and sometimes on the sale of the property. Specific risks include:
•	cost overruns;
•	mismanaged construction;
•	inferior or improper construction techniques;
•	economic changes or downturns during construction;
•	a downturn in the real estate market;
•	rising interest rates which may prevent sale of the property; and
•	failure to sell completed projects in a timely manner.

We attempt to reduce the risk associated with construction loans by obtaining personal guarantees where possible and by keeping the loan-to-value ratio of the completed project at or below 80%.

•	Commercial Business Loans. We make loans for commercial purposes in various lines of businesses, including the manufacturing, service industry, and professional service areas. At December 31, 2024, commercial business loans amounted to $556.1 million, or 15.3% of our loan portfolio, and ranged in size from approximately $1,000 to $21.0 million, with an average loan size of approximately $287,000. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and SBA’s 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce their risk. Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan. As of December 31, 2024, we had originated ten loans utilizing government enhancements and over 35 loans engaged in state-based small business partnerships.

•	Consumer Real Estate Loans and Home Equity Loans. At December 31, 2024 consumer real estate loans (other than construction loans) amounted to $1.33 billion, or 36.7% of our loan portfolio. Included in the consumer real estate loans was $1.13 billion, or 31.1% of our loan portfolio, in first and second mortgages on individuals’ homes, while home equity loans represented $204.9 million, or 5.6% of our total loan portfolio. At December 31, 2024, our individual residential real estate loans ranged in size from $5,000 to $5.3 million, with an average loan size of approximately $469,000. Generally, we limit the loan-to-value ratio on our consumer real estate loans to 85%. We offer fixed and adjustable rate consumer real estate loans with terms of up to 30 years. We also offer home equity lines of credit. At December 31, 2024, our individual home equity lines of credit ranged in size from $1,000 to $1.8 million, with an average of approximately $93,000. Our underwriting criteria and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of ten years or less. We generally limit the extension of credit to 90% of the market value of each property, although we may extend up to 100% of the market value.

•	Other Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. These consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. At December 31, 2024, consumer loans other than real estate amounted to $42.1 million, or 1.2% of our loan portfolio, and ranged in size from $1,000 to $17.1 million, with an average loan size of approximately $33,000. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Deposit Services

Our principal source of funds is core deposits. We offer a full range of deposit services, including checking accounts, commercial checking accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. At December 31, 2024, we had $550.3 million in out-of-market, or wholesale, certificates of deposits. In an effort to obtain lower cost deposits, we have focused on expanding our retail deposit program. We currently have 12 retail offices which assist us in obtaining low cost transaction accounts that are less affected by rising rates. Deposit rates are reviewed regularly by our senior management. We believe that the rates we offer are competitive with those offered by other financial institutions in our area. We focus on client service and our ClientFIRST culture to attract and retain deposits.

Other Banking Services

In addition to deposit and loan services, we offer other bank services such as internet banking, cash management, safe deposit boxes, direct deposit, automatic drafts, bill payment and mobile banking services. We earn fees for most of these services, including debit and credit card transactions, sales of checks, and wire transfers. We also receive ATM transaction fees from transactions performed by our non-clients. We are associated with the NYCE, Pulse, STAR, and Cirrus networks, which are available to our clients throughout the country. Since we outsource our ATM services, we are charged related transaction fees from our ATM service provider. We have contracted with Fidelity National Information Systems, an outside computer service company, to provide our core data processing services and our ATM processing. By outsourcing these services, we believe we are able to reduce our overhead by matching the expense in each period to the transaction volume that occurs during the period, as a significant portion of the fee charged is directly related to the number of loan and deposit accounts and the related number of transactions we have during the period. We believe that by being associated with a shared network of ATMs, we are better able to serve our clients and are able to attract clients who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association is critical to our success. We also offer purchasing cards to our business clients which are designed for business expenses and procurement purposes.

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

As of June 30, 2024, the most recent date for which market data is available, there were 40 financial institutions in our primary market of Greenville County, 27 financial institutions in the Columbia market, 36 financial institutions in the Charleston and Raleigh markets, 25 financial institutions in the Greensboro market, 50 financial institutions in the Charlotte market, and 81 financial institutions in the Atlanta market. We compete with other financial institutions in our market areas both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as, Bank of America, Wells Fargo, and Truist. These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. We believe the financial services industry will likely continue to become more competitive as further technological advances enable more financial institutions to provide expanded financial services without having a physical presence in our markets. Because larger competitors have advantages in attracting business from larger corporations, we do not generally compete for that business. Instead, we concentrate our efforts on attracting the business of individuals and small and medium-size businesses. With regard to such accounts, we generally compete on the basis of client service and responsiveness to client needs, the convenience of our offices and hours, and the availability and pricing of our products and services.

We believe our commitment to quality and personalized banking services through our ClientFIRST culture is a factor that contributes to our competitiveness and success.

Employees

At December 31, 2024, we employed a total of 297 full-time equivalent employees. We provide our full-time employees and certain part-time employees with a comprehensive program of benefits, including medical benefits, life insurance, long-term disability coverage and a 401(k) plan. Our employees are not represented by a collective bargaining agreement. Management considers its employee relations to be excellent.

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

Legislative and Regulatory Developments

Two legislative and regulatory responses to the 2008 financial crisis – the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Basel III-based capital rules –continue to have an impact on our operations.

In addition, newer regulatory developments implemented in response to the COVID-19 pandemic and the bank failures in 2023 will continue to have an impact on our operations.

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

The Economic Growth, Regulatory Relief, and Consumer Protection Act

On May 24, 2018, President Trump signed into law the first major financial services reform bill since the enactment of the Dodd-Frank Act.  The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Reform Law”) modified or eliminated certain requirements on community and regional banks and nonbank financial institutions.  For instance, under the Reform Act and related rule making:

•	banks that have less than $10 billion in total consolidated assets and total trading assets and trading liabilities of less than five percent of total consolidated assets is excluded from Section 619 of the Dodd-Frank Act, known as the “Volcker Rule”, which prohibits “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds”;
•	the asset threshold for bank holding companies to qualify for treatment under the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” was raised from $1 billion to $3 billion, which exempts these institutions from certain regulatory requirements including the Basel III capital rules;
•	a “community bank leverage ratio” was adopted, which is applicable to certain banks and bank holding companies with total assets of less than $10 billion (as described below under “Basel Capital Standards”); and
•	banks with up to $3 billion in total consolidated assets may be examined by their federal banking regulator every 18 months (as opposed to every 12 months).

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

The Basel III rules require the Company and the Bank to maintain the following minimum capital requirements:

•	a common equity Tier 1 (“CET1”) risk-based capital ratio of 4.5%;
•	a Tier 1 risk-based capital ratio of 6%;
•	a total risk-based capital ratio of 8%; and
•	a leverage ratio of 4%.

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

Proposed new rules for U.S. implementation of capital requirements under Basel IV rules, more recently referred to as the “Basel III Endgame”, were issued by the U.S. federal banking agencies on July 27, 2023. These proposed rules include broad-based changes to the risk-weighting framework for various credit exposures and operational risk capital requirements. However, the proposed rules generally apply only to large banking organizations with total assets of $100 billion or more, and are expected to not be applicable to us. Recent regulatory developments have introduced uncertainty regarding the implementation of the Basel III Endgame rules. Changes in leadership and evolving policy priorities within regulatory agencies have led to speculation about potential delays or modifications to the final rulemaking process.

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

As of December 31, 2024, the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2024, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III rule requirements to be well-capitalized.

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

On September 17, 2024, the FDIC approved a final Statement of Policy on Bank Merger Transactions, updating its approach to evaluating bank mergers under the Bank Merger Act. The new policy emphasizes a principles-based evaluation, focusing on factors such as the effect of the transaction on competition, financial stability, and the convenience and needs of the community to be served. The OCC concurrently approved a final rule updating its regulations for business combinations involving national banks and federal savings associations, including a policy statement summarizing the principles used during its review of Bank Merger Act applications. Importantly, the Federal Reserve did not join with the FDIC and the OCC in this updated guidance. Additionally, the DOJ announced its withdrawal from the 1995 Bank Merger Competitive Review Guidelines, indicating that it would apply its 2023 Merger Guidelines to the banking industry.

These developments reflect a heightened regulatory focus on bank mergers, with an emphasis on maintaining competition, ensuring financial stability, and addressing community needs. However, given the shift in administration under President Trump, regulatory priorities may change. Financial institutions considering mergers or acquisitions should monitor potential regulatory shifts under the new administration, as changes in policy priorities may impact the level of scrutiny and the application of existing regulatory frameworks.

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

On October 2, 2024, the FDIC released a notice of proposed rulemaking to strengthen recordkeeping requirements for certain types of custodial accounts. Under the proposed rule, FDIC-insured banks holding certain custodial accounts, as defined in the proposal, would be required to take certain steps to ensure accurate account records are maintained in order to determine the individual owner of the funds, including a requirement to reconcile the account for each individual owner on a daily basis. These requirements, as well as others, apply if the bank uses a third party to maintain records. The FDIC extended the comment period to January 16, 2025. It is unclear how President Trump’s administration will approach proposals under the previous administration.

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

Change in Control. Two statutes, the BHCA and the Change in Bank Control Act, together with regulations promulgated under them, require some form of regulatory review before any company may acquire “control” of a bank or a bank holding company. Under the BHCA, control is deemed to exist if a company acquires 25% or more of any class of voting securities of a bank holding company; controls the election of a majority of the members of the board of directors; or exercises a controlling influence over the management or policies of a bank or bank holding company. The Federal Reserve’s standards for determining whether one company has control over another establish four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the standards, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence. State laws generally, including South Carolina law, require state approval before an acquirer may become the holding company of a state bank.

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

In August 2024, the FDIC proposed amendments to its regulations implementing the Change in Bank Control Act. The proposed rule aims to remove certain existing exemptions and seeks public comment on the FDIC’s overall approach to changes in control affecting FDIC-supervised institutions. If adopted, these amendments could result in more transactions being subject to the Change in Bank Control Act notice requirements and FDIC review.

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

As of December 31, 2024, the Bank was deemed to be “well capitalized.”

Standards for Safety and Soundness. The FDIA also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the FDIC determines that the Bank fails to meet any standards prescribed by the guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans. The FDIC requested comments on a proposal that would amend the regulations implementing section 29 of the Federal Deposit Insurance Act. Section 29 contains brokered deposits restrictions that apply to less than well capitalized depository institutions. The proposed changes include: (i) modifying the definition of “deposit broker”; (ii) eliminating the exclusive deposit placement arrangement exception; and (ii) revising the interpretation of the primary purpose exception to consider a third party’s intent in placing customer funds at a particular insured depository institution. The FDIC extended the comment-period, which concluded on November 21, 2024.

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

In addition to the ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. For example, in November 2023, the FDIC implemented a special assessment to recover the approximately $16.3 billion loss to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank earlier in the year. However, the assessment was limited to banks with more than $5 billion uninsured deposits as of December 31, 2022, so we did not receive any assessment. As of March 2025, no further special assessments have been imposed.

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

The federal banking agencies have extended the temporary relief from enforcement actions related to Regulation O multiple times, most recently on December 27, 2024. The relief, which applies to banks and asset managers that become principal stockholders of banks, will now expire on the earlier of January 1, 2026, or the effective date of a final Federal Reserve rule revising Regulation O. This extension allows additional time for regulators to address the treatment of bank credit extensions to complex-controlled portfolio companies that qualify as insiders. Financial institutions and asset managers should continue monitoring updates, as a final rule could impact the relief before its expiration.

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

Community Reinvestment Act. The CRA requires that the FDIC evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria imposes additional requirements and limitations on our Bank. On February 27, 2025, the date of the most recent examination report, the Bank received a Satisfactory CRA rating.

In December 2019, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. However, the Federal Reserve did not join the proposed rulemaking. In January 2025, the OCC, FDIC, and Federal Reserve issued additional guidance clarifying that digital and fintech-driven activities may be eligible for CRA credit provided they meet established criteria. This guidance reflects efforts to modernize CRA evaluations in light of evolving banking practices.

In May 2020, the OCC issued its final CRA rule, which was later rescinded in December 2021, replacing it with a rule based on the rules adopted jointly by the federal banking agencies in 1995, as amended and superseded by an updated joint framework. On the same day that the OCC announced its plans to rescind the CRA final rule, the OCC, the FDIC, and the Federal Reserve announced that they are working together to “strengthen and modernize the rules implementing the CRA.” On May 5, 2022, the OCC, FDIC, and Federal Reserve released a notice of proposed rulemaking regarding the CRA and invited public comment on the proposed rules. The comment period closed on August 5, 2022. On October 24, 2023, the OCC, the FDIC, and the Federal Reserve issued the final rule to strengthen and modernize regulations implementing the CRA. The final rule took effect on April 1, 2024; however, compliance with the majority of the final rule’s provisions will not be required until January 1, 2026, and the data reporting requirements of the final rule will not take effect until January 1, 2027. The final rules, among other things, include: (i) applying four new performance tests to evaluate the CRA performance of large banks (assets of $2 billion or more): the Retail Lending Test, Retail Services and Products Test, Community Development Financing Test, and Community Development Services Test; (ii) retaining a strategic plan option, with modifications to reflect the new performance tests and updates to the approval standards; (iii) clarifying community development activities by updating the definition of community development, providing a process by which banks may request confirmation that an activity is eligible for community development consideration, and providing for a publicly available interagency illustrative list of qualifying community development activities; (iv) updating delineation requirements for facility-based assessment areas and establishing new retail lending assessment areas for certain large banks; (v) updating data collection, maintenance, and reporting requirements for large banks, tailoring those requirements based on large bank asset size and leveraging existing data where possible, while not imposing new data collection and reporting requirements for small and intermediate banks; and (vi) continuing public file and public notice disclosure requirements and creating a new public comment process to facilitate public engagement. Several banking industry groups filed a lawsuit seeking to invalidate the CRA final rule, in which they argued that the federal banking agencies exceeded their statutory authority in adopting the CRA final rule. In March 2024, a federal judge granted an injunction to extend the CRA final rule’s effective date, originally set for April 1, 2024. The effective date will be extended each day the injunction remains in place, pending the resolution of the lawsuit. Management has and will continue to evaluate any changes to the CRA’s regulations and their impact to the Bank.

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

In addition to prohibiting discrimination in credit transactions on the basis of prohibited factors, these laws and regulations can cause a lender to be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of persons. In June 2024, the CFPB released its 2023 Fair Lending Annual Report to Congress, reporting that it took action against Citibank for intentional, illegal discrimination against Armenian Americans applying for credit cards. The CFPB also identified significant issues around institutions failing to report demographic information required under the Home Mortgage Disclosure Act (HMDA). If a pattern or practice of lending discrimination is alleged by a regulator, then the matter may be referred by the agency to the DOJ for investigation. In December 2012, the DOJ and CFPB entered into a Memorandum of Understanding under which the agencies have agreed to share information, coordinate investigations, and have generally committed to strengthen their coordination efforts.

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

Consumer Protection Regulations. The activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. This includes Title X of the Dodd-Frank Act, which prohibits engaging in any unfair, deceptive, or abusive acts or practices (“UDAAP”). UDAAP claims involve detecting and assessing risks to consumers and to markets for consumer financial products and services. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The loan operations of the Bank are also subject to federal laws applicable to credit transactions, such as:

•	the Truth-In-Lending Act (“TILA”) and Regulation Z, governing disclosures of credit and servicing terms to consumer borrowers and including substantial requirements for mortgage lending and servicing, as mandated by the Dodd-Frank Act;
•	the Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities they serve;
•	ECOA and Regulation B, prohibiting discrimination on the basis of race, color, religion, or other prohibited factors in any aspect of a credit transaction;
•	the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act and Regulation V, as well as the rules and regulations of the FDIC governing the use of consumer reports, provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;
•	the Fair Debt Collection Practices Act and Regulation F, governing the manner in which consumer debts may be collected by collection agencies and intending to eliminate abusive, deceptive, and unfair debt collection practices;
•	the Real Estate Settlement Procedures Act (“RESPA”) and Regulation X, which governs various aspects of residential mortgage loans, including the settlement and servicing process, dictates certain disclosures to be provided to consumers, and imposes other requirements related to compensation of service providers, insurance escrow accounts, and loss mitigation procedures;
•	The Secure and Fair Enforcement for Mortgage Licensing Act (“SAFE Act”) which mandates a nationwide licensing and registration system for residential mortgage loan originators. The SAFE Act also prohibits individuals from engaging in the business of a residential mortgage loan originator without first obtaining and maintaining annually registration as either a federal or state licensed mortgage loan originator;
•	The Homeowners Protection Act, or the PMI Cancellation Act, provides requirements relating to private mortgage insurance on residential mortgages, including the cancelation and termination of PMI, disclosure and notification requirements, and the requirement to return unearned premiums;
•	The Fair Housing Act prohibits discrimination in all aspects of residential real-estate related transactions based on race or color, national origin, religion, sex, and other prohibited factors;
•	The Servicemembers Civil Relief Act and Military Lending Act, providing certain protections for servicemembers, members of the military, and their respective spouses, dependents and others; and
•	Section 106(c)(5) of the Housing and Urban Development Act requires making home ownership available to eligible homeowners.

The deposit operations of the Bank are also subject to federal laws, such as:

•	the Federal Deposit Insurance Act (“FDIA”), which, among other things, limits the amount of deposit insurance available per insured depositor category to $250,000 and imposes other limits on deposit-taking;
•	the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•	the Electronic Funds Transfer Act and Regulation E, which governs the rights, liabilities, and responsibilities of consumers and financial institutions using electronic fund transfer services, and which generally mandates disclosure requirements, establishes limitations on liability applicable to consumers for unauthorized electronic fund transfers, dictates certain error resolution processes, and applies other requirements relating to automatic deposits to and withdrawals from deposit accounts;
•	The Expedited Funds Availability Act and Regulation CC, setting forth requirements to make funds deposited into transaction accounts available according to specified time schedules, disclose funds availability policies to customers, and relating to the collection and return of checks and electronic checks, including the rules regarding the creation or receipt of substitute checks; and
•	the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.

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

The CFPB has issued a number of significant rules that impact nearly every aspect of the lifecycle of consumer financial products and services, including rules regarding residential mortgage loans. These rules implement Dodd-Frank Act amendments to ECOA, TILA and RESPA. On July 18, 2024 regulators, including the CFPB, issued interagency guidance on reconsideration of value (ROVs) of residential real estate transactions. The CFPB continued its scrutiny of so called “pay-to-pay” and “junk fee” regimes, proposing rules related to credit card penalties. In March 2024, the CFPB finalized a rule that addresses late fees charged by card issuers that together with their affiliates have one million or more open credit card accounts. Further, the CFPB proposed rulemaking related to Residential Property Assessed Clean Energy Financing, quality control standards for automated valuation models, and personal financial data rights (discussed in more detail above). The CFPB’s focus on fees was emphasized through its ongoing enforcement activity, including a notable enforcement action taken against Bank of America that required the payment of more than $100 million to customers, with similar size fines paid to both the CFPB and the OCC.

In February 2025, President Trump took significant actions affecting the CFPB. He dismissed Director Rohit Chopra and appointed Treasury Secretary Scott Bessent as Acting Director. Subsequently, Office of Management and Budget Director Russell Vought was named Acting Director, during which time the CFPB’s operations were halted, its headquarters closed, and its employees instructed to cease work. These moves have been met with legal challenges and public debate regarding the future of the agency.

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

Anti-Money Laundering and Countering the Financing of Terrorism (AML/CFT); the USA PATRIOT Act; the Office of Foreign Asset Control. Financial institutions must maintain AML/CFT programs, including internal policies, compliance officers, training, and independent audits, in accordance with the Bank Secrecy Act (“BSA”) and other federal laws. They must adhere to know your customer and enhanced due diligence requirements, particularly for high-risk customers and foreign institutions, to prevent money laundering and terrorism financing. Institutions must also report suspicious activities to law enforcement and ensure compliance with risk-based customer due diligence procedures. The USA PATRIOT Act amended the BSA to enhance financial transparency and information-sharing between institutions, regulators, and law enforcement. It mandates customer identification programs, increased due diligence for non-U.S. persons, and stricter reporting of transactions over $10,000 to FinCEN. Financial institutions must also monitor and report transactions involving individuals or entities suspected of terrorist financing. Regulators actively enforce compliance, imposing penalties on institutions failing to meet AML/CFT obligations.

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

The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of the Treasury (the “Treasury”), is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of names of persons and organizations with which the Bank is prohibited from engaging in business. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report, and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

In August 2023, the FFIEC updated its BSA/AML Examination Manual to clarify risk-based compliance expectations. The FDIC emphasizes oversight of third-party AML/CFT service providers, with enforcement actions against institutions that fail to monitor vendors effectively.

The Anti-Money Laundering Act of 2020 led to FinCEN’s Corporate Transparency Act (“CTA”), requiring many corporate entities to disclose beneficial ownership information. Court rulings deeming the CTA unconstitutional, creating uncertainty regarding its future enforcement. However, on February 18, 2025, a federal judge lifted this previous nationwide injunction that had blocked the enforcement of the CTA. In response, FinCEN announced that reporting companies are now required to comply with the CTA’s beneficial ownership information reporting requirements. To provide entities additional time to meet these obligations, FinCEN has extended the filing deadline to March 21, 2025. FinCEN also indicated plans to assess options for further modifying deadlines and intends to initiate a process to revise the BOI reporting rule to reduce burdens for lower-risk entities, including many U.S. small businesses.

Following Russia’s invasion of Ukraine, OFAC imposed extensive sanctions under Executive Order 14024, including restrictions on Russian financial institutions, expanded sovereign debt prohibitions, and increased scrutiny of sanctions evasion. FinCEN issued an alert in March 2022, advising heightened vigilance. Sanctions enforcement continued through 2023 and 2024. Globally, the Financial Action Task Force (“FATF”) updates its high-risk jurisdiction lists, affecting due diligence requirements for international transactions. In October 2023, FATF removed Albania, Cayman Islands, Jordan, and Panama from its monitoring list and added Bulgaria.

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

States continue to take the lead in passing privacy focused legislation. Nine additional states passed some form of consumer privacy protection laws, only some of which include an exemption for entities regulated under GLBA. Congress has proposed significant privacy focused legislation largely targeting technology companies, however, to date, none of these laws have been passed.

The CFPB also took additional action related to consumer privacy. In October 2024, the CFPB issued a final rule implementing Section 1033 of the Consumer Financial Protection Act, requiring banks to provide consumers with access to their financial transaction data upon request. This rule is expected to require updates to data access policies by 2026.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Atlanta, which is one of 12 regional FHLBs that administer home financing credit for depository institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Financing Board. All advances from the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. On September 30, 2024, the Federal Housing Finance Agency issued a notice of proposed rulemaking on that would improve FHLBs ability to provide liquidity to members by aligning the treatment of interest-bearing deposit accounts and other authorized overnight investments with the treatment of Federal Funds sales.

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in U.S. government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. In response to the COVID-19 pandemic, in 2020, the Federal Open Market Committee (“FOMC”) reduced the targeted federal funds interest rate range to 0.0% to 0.25%; however, due in part to rising inflation, throughout 2022 the target federal funds rate increased to between 4.25% and 4.50%. Throughout 2023, the target federal funds rate increased to 5.50%. In early 2024, with signs of moderating inflation and a slowing growth outlook, the FOMC initiated a gradual easing of monetary policy, reducing the target range to approximately 4.0% to 4.25% by the end of 2024. In January 2025, amid mixed economic signals, the FOMC maintained this target range while emphasizing its readiness to adjust policy further as economic conditions evolve.

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

Based on the Bank’s loan portfolio as of December 31, 2024, it did not exceed the 300% and 100% guidelines for commercial real estate loans or construction and land development loans. The Bank will continue to monitor its portfolio to manage this increased risk.

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

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our growth, is highly dependent upon the business environment in the primary markets where we operate and in the United States as a whole. Unlike larger banks that are more geographically diversified, we are a regional bank that provides banking and financial services to customers primarily in Greenville, Columbia, Charleston, and Summerville, South Carolina; Raleigh, Greensboro and Charlotte, North Carolina; and Atlanta, Georgia. The economic conditions in these local markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole. In 2024 and early 2025, continued regional economic uncertainty—exacerbated by persistent inflation, supply chain disruptions, and subdued consumer spending—has further increased the risks in our primary markets.

Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels, monetary and trade policy, unemployment and the strength of the domestic economy and the local economy in the markets in which we operate. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults, charge-offs, foreclosures, additional provisions for credit losses, adverse asset values of the collateral securing our loans and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; epidemics and pandemics; or a combination of these or other factors.

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

As of December 31, 2024, approximately 84% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively affect our financial condition.

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

At December 31, 2024, 55.4% of our loan portfolio was secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction, and the estimated cost of construction. Such loans are generally riskier than loans secured by residential real estate or consumer loans because those loans are typically not secured by real estate collateral. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. A return of recessionary conditions could result in a sharp increase in loans charged-off and could require us to significantly increase our allowance for credit losses, which could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Imposition of limits by the bank regulators on commercial and multi-family real estate lending activities could curtail our growth and adversely affect our earnings.

The 2006 “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”) provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of commercial real estate and multi-family loans represents 247.2% of the Bank’s total risk-based capital at December 31, 2024. If the FDIC, our primary federal regulator, were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio our earnings would be adversely affected.

In December 2015, the regulatory agencies released a statement on prudent risk management for commercial real estate lending that indicated, among other things, the intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. More recently, in 2024, the FDIC and the Federal Reserve reaffirmed their commitment to stringent oversight of CRE exposures in response to evolving market conditions. In early 2025, preliminary guidance from regulators suggested that any further acceleration in CRE loan growth or deterioration in loan performance could prompt the imposition of additional limits or remedial actions, which, if implemented, could curtail our growth and adversely affect our earnings.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2024, commercial business loans comprised 15.3% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor. If these borrowers do not have sufficient cash flows or resources to pay these loans as they come due or the value of the underlying collateral is insufficient to fully secure these loans, we may suffer losses on these loans that exceed our allowance for credit losses.

We may have higher credit losses than we have allowed for in our allowance for credit losses.

Our actual loans losses could exceed our allowance for credit losses and therefore our historic allowance for credit losses may not be adequate. As of December 31, 2024, 55.4% of our loan portfolio was secured by commercial real estate. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-

off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral, the cash flows of our borrowers and problems affecting borrower credit. If we suffer credit losses that exceed our allowance for credit losses, our financial condition, liquidity or results of operations could be materially and adversely affected.

Our decisions regarding allowance for credit losses and credit risk may materially and adversely affect our business.

Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including: the duration of the credit; credit risks of a particular client; changes in economic and industry conditions; and in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We attempt to maintain an appropriate allowance for credit losses to provide for probable losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including but not limited to: an ongoing review of the quality, mix, and size of our overall loan portfolio; our historical loan loss experience; evaluation of economic conditions; regular reviews of loan delinquencies and loan portfolio quality; ongoing review of financial information provided by borrowers; and the amount and quality of collateral, including guarantees, securing the loans.

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

A percentage of the loans in our portfolio may include exceptions to our loan policies and supervisory guidelines.

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

Dividends from the Bank provide the primary source of funds for the Company. The primary sources of funds of the Bank are client deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. In 2024 and early 2025, increased competition for deposits and volatility in wholesale funding markets have added to liquidity pressures.

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

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. We are subject to regulation by the Federal Reserve. The Bank is subject to extensive regulation, supervision, and examination by our primary federal regulator, the FDIC, the regulating authority that insures client deposits, and by our primary state regulator, the S.C. Board. Also, as a member of the Federal Home Loan Bank, the Bank must comply with applicable regulations of the Federal Housing Finance Board and the Federal Home Loan Bank. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results of operations. Recent regulatory developments in 2023 and early 2024 have led to enhanced expectations in areas such as cybersecurity, data privacy, digital asset management, and anti-money laundering. These evolving requirements are increasing our compliance costs and the complexity of our regulatory obligations.

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

We are subject to fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. A finding by these regulators of noncompliance with these laws could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, and imposition of restrictions on expansion activity. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation, which if successful could adversely impact our rating under the CRA. As of our most recent examination report, the Bank received a “Satisfactory” CRA rating.

We face risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.

In 2025, the U.S. political landscape remains uncertain, with the Republicans holding the majority in both the U.S. House of Representatives and the U.S. Senate. A unified Republican Congress has created conditions for potential shifts in policy, though partisan division may still result in challenges to enacting sweeping reforms. Under the Biden Administration, Congressional committees with jurisdiction over the banking sector pursued oversight and legislative initiatives in a variety of areas, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other Environmental, Social, and Governance matters, improving competition in the banking sector and enhancing oversight of bank mergers and acquisitions, establishing a regulatory framework for digital assets and markets, and oversight of pandemic responses and economic recovery. The Trump Administration, alongside a unified Republican Congress, may pursue policies or changes that (i) reverse or suspend key actions implemented under the Biden Administration, (ii) promote deregulation by easing regulatory burdens on financial institutions, (iii) adopt a technology-forward approach, and (iv) take a more favorable stance on bank mergers and acquisitions, potentially streamlining the approval process to encourage consolidation within the banking sector. The prospects for the enactment of major banking reform legislation remain unclear at this time.

Furthermore, leadership changes within federal banking agencies and financial regulators continue to shape the regulatory environment. Since the change in presidential administration in 2020, key positions across agencies—including the Comptroller of the Currency, CFPB, CFTC, SEC, and the U.S. Treasury—experienced significant turnover. While some leadership positions were filled, others remained vacant, leading to ongoing shifts in regulatory priorities and enforcement approaches. In early 2025, additional turnover and policy realignments within these agencies have further contributed to regulatory uncertainty in the financial services sector. The unified Republican government could further alter the composition of these agencies, introducing new leadership and new policies and rules that could significantly impact the banking sector. The potential impact of the unified Republican government on additional changes in agency structure, personnel, policies and priorities on the financial services sector, including the Company and the Bank, cannot be fully predicted at this time. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

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

We face increasing climate change risks, including more frequent severe weather events—such as hurricanes, tropical storms, tornadoes, winter storms, freezes, and floods—that could damage or destroy residential and multifamily real estate collateral or impair borrowers’ ability to make payments. Such events could lower the value of our collateral, raise delinquency rates, and trigger broader economic downturns, thereby materially affecting our business and financial results. The potential losses and costs associated with these climate-related risks are difficult to predict.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations. In 2024 and early 2025, the pace of technological change has accelerated, and the rapid evolution of cybersecurity threats, as well as the need to integrate new digital platforms, has increased the risks associated with failure to adapt.

The development and use of AI presents risks and challenges that may adversely impact our business.

The development and use of AI by us or our third-party vendors poses significant risks. The evolving legal and regulatory landscape—covering intellectual property, privacy, consumer protection, employment, and more—could force costly changes and heighten non-compliance risks. AI models, especially generative ones, might produce biased, inaccurate, or harmful outputs, disclose confidential information, or infringe on intellectual property rights. Moreover, their inherent complexity limits transparency, complicating oversight and error reduction. Reliance on third-party models further exposes us to risks associated with unauthorized training data and their risk management practices. Any of these issues could lead to legal liabilities, reputational harm, and adverse impacts on our business.

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

A significant portion of our banking assets are subject to changes in interest rates. As of December 31, 2024, approximately 81% of our loan portfolio was in fixed rate loans, while only 19% was in variable rate loans. Like most financial institutions, our earnings significantly depend on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. Many factors beyond our control impact interest rates, including economic conditions, governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and disorder and instability in domestic and foreign financial markets. Changes in monetary policies of the various government agencies could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets and liabilities.

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

In March 2020, in response to the COVID-19 pandemic, the Federal Reserve reduced the target Federal Funds rate to between zero and 0.25%. However, starting in March 2022 and continuing through mid-2023, the Federal Reserve raised the target Federal Funds rate to between 5.25% and 5.50% in response to persistent inflationary pressures. As of 2025, interest rates remain elevated, and prolonged higher rates could result in net interest margin compression as interest-bearing liability rates continue to reprice upwards, while interest-earning assets may have already repriced to peak yields. Rapid changes in interest rates make it difficult for us to balance our loan and deposit portfolios, which may adversely affect our results of operations by, for example, reducing asset yields or spreads, creating operating and system issues, or having other adverse impacts on our business. When short-term interest rates are low for a prolonged period and assuming longer-term interest rates fall further, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem, which would have an adverse effect on our net interest income and could have an adverse effect on our business, financial condition and results of operations. When interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income.

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

In 2021 through 2022, inflation rose to levels not seen for over 40 years, reaching 7% and 6.5%, respectively. In 2023, the annual inflation rate decreased to 3.4% but inflationary pressures are currently expected to remain elevated throughout 2024. During the latter part of 2024 and into early 2025, the annual inflation rate averaged approximately 4.2%, although some moderation has been observed in early 2025. Nonetheless, persistently higher input costs, wage pressures, and ongoing supply chain disruptions continue to challenge our customers’ ability to service their debt, thereby potentially increasing our credit risk. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. Sustained higher interest rates by the Federal Reserve may be needed to tame persistent inflationary price pressures, which could push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

The Federal Reserve has implemented significant economic strategies that have affected interest rates, inflation, asset values, and the shape of the yield curve.

In recent years, the Federal Reserve has maintained a relatively tight monetary policy to address persistent inflationary pressures, resulting in elevated short-term interest rates. In mid-2024, as inflation began to moderate, the Federal Reserve signaled a gradual recalibration of its policy stance, though it remains cautious amid ongoing economic uncertainty.

Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, discourage borrowing, tighten the money supply, and restrain economic activity. Recent periods have demonstrated that when short-term rates rise more rapidly than long-term rates, the yield curve can invert—an occurrence that, while relatively uncommon, may signal potential economic slowdowns or increased recessionary risks.

It is unclear how long it will take for long-term rates to catch up. Many external factors may interfere with the effects of these plans or cause them to be changed, sometimes quickly. Such factors include significant economic trends or events as well as significant international monetary policies and events. Elevated interest rates, combined with an inverted or flattening yield curve, can increase borrowing costs, depress asset values, and reduce loan demand—factors that may adversely affect our operating results and financial condition. Moreover, unexpected shifts in domestic or international economic policies, or abrupt changes in market conditions, could lead to rapid alterations in the yield curve and further impact the broader financial system.

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

The high-profile bank failures in 2023 involving Silicon Valley Bank, Signature Bank, and First Republic Bank caused general uncertainty and concern regarding the liquidity adequacy of the banking sector. Although we were not directly affected by these bank failures, the resulting speed and ease in which news, including social media commentary, led depositors to withdraw or attempt to withdraw their funds from these and other financial institutions, which then caused the stock prices of many financial institutions to become volatile. In 2024 and into 2025, continued concerns regarding the stability of certain regional banks and potential liquidity risks have further contributed to market volatility and investor caution. Additional bank failures could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our customers.

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

Among other sources of funds, in 2024, we relied on brokered deposits to provide funds with which to make loans and provide other liquidity needed. Our brokered deposits were $550.3 million, representing 16.0% of our total deposits at December 31, 2024 and included fixed-rate time deposits with maturities through October 2028. Brokered deposits are utilized, along with other wholesale funding sources, to fund loan growth and offset core deposit outflows. Generally, these deposits may not be as stable as other types of deposits. In the future, these depositors may not replace their deposits with us as they mature, or we may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or sources of funds. Not being able to maintain or replace these deposits as they mature could affect our liquidity. Paying higher deposit rates to maintain or replace these types of deposits could adversely affect our net interest margin and operating results.

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

Our articles of incorporation and bylaws could delay, defer, or prevent a third party takeover, despite possible benefit to the shareholders, or otherwise adversely affect the price of our common stock. Our governing documents:

•	authorize a class of preferred stock that may be issued in series with terms, including voting rights, established by the board of directors without shareholder approval;
•	authorize 20,000,000 shares of common stock and 10,000,000 shares of preferred stock that may be issued by the board of directors without shareholder approval;
•	classify our board with staggered three year terms, preventing a change in a majority of the board at any annual meeting;
•	require advance notice of proposed nominations for election to the board of directors and business to be conducted at a shareholder meeting;
•	grant the board of directors the discretion, when considering whether a proposed merger or similar transaction is in the best interests of the Company and our shareholders, to take into account the effect of the transaction on the employees, clients and suppliers of the Company and upon the communities in which offices of the Company are located, to the extent permitted by South Carolina law;
•	provide that the number of directors shall be fixed from time to time by resolution adopted by a majority of the directors then in office, but may not consist of fewer than five nor more than 25 members; and
•	provide that no individual who is or becomes a "business competitor" or who is or becomes affiliated with, employed by, or a representative of any individual, corporation, or other entity which the board of directors, after having such matter formally brought to its attention, determines to be in competition with us or any of our subsidiaries (any such individual, corporation, or other entity being a "business competitor") shall be eligible to serve as a director if the board of directors determines that it would not be in our best interests for such individual

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We depend heavily on various information systems and electronic resources to conduct our business operations. Additionally, a majority of our clients, service providers, and other business partners on whom we rely, including providers of our online banking, mobile banking, and accounting systems, utilize their own electronic information systems. Any of these systems are susceptible to compromise, whether by employees, clients, or other authorized individuals, as well as by malicious actors employing sophisticated and continuously evolving software, tools, and strategies. Given our status as a financial services provider and our relative size, we and our business partners are considered high-value targets for such malicious actors. For further details, please refer to the "Risks Related to Information Security and Business Interruption" section of the Risk Factors outlined in Item 1A of this Form 10-K.

As a result, we have devoted significant resources to assessing, identifying, and managing cybersecurity risks and threats, including:

•	Maintaining policies and procedures regarding security operations and governance through the implementation of an Information Security Program;
•	Establishing a committee responsible for security administration, including regular assessments of our systems, existing controls, vulnerabilities, and potential improvements;
•	Implementing multi-layered controls to avoid reliance on single controls;
•	Utilizing both preventative and detective tools to monitor and block suspicious activity and to alert of potential threats;
•	Keeping abreast of new technology and evaluating tools to help respond to threats to cybersecurity in real time;
•	Managing and maintaining cybersecurity controls utilizing available people, processes and technology;
•	Utilizing a third-party risk management program for purposes of identifying, assessing and managing risks involved with external service providers;
•	Conducting thorough due diligence concerning our third-party service providers, including evaluating their cybersecurity practices;
•	Collaborating with third-party cybersecurity consultants, who perform regular penetration testing, vulnerability assessments, and other procedures to identify potential weaknesses in our systems and processes;
•	Providing regular cybersecurity training for both our employees and Board of Directors.

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

Occasionally, we have encountered cybersecurity threats necessitating adjustments to our procedures and the integration of extra safeguards. Although these specific threats or incidents haven't significantly impacted us thus far, it is possible that future threats and incidents we detect could potentially have a material adverse effect on our business strategy, results of operations, and financial condition.

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

Item 2. Properties.

Our principal executive offices and the Bank's main office are located at 6 Verdae Boulevard, Greenville, South Carolina 29607. In addition, we currently operate eight additional offices located in Greenville, Columbia, Summerville and Charleston, South Carolina, one office in Raleigh, North Carolina, one office in Greensboro, North Carolina, one office in Charlotte, North Carolina, and one office in Atlanta, Georgia. We lease eight of our offices and own the remaining five locations.

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

None.

PART II

Item 5. Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

Our common stock is currently traded on the NASDAQ Global Market under the symbol “SFST.” We had approximately 3,100 shareholders of record on February 13, 2025.

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

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans approved by security holders at December 31, 2024. We had no equity compensation plans that were not approved by security holders at December 31, 2024. The number of shares and the exercise prices for options have been adjusted for the 10% stock dividends in 2006, 2011, 2012, and 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)(3)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders
2010 Stock Incentive Plan – options(1)	64,177	$28.78	-
2016 Equity Incentive Plan – options(1)	240,922	37.98	-
2020 Equity Incentive Plan (2)	7,500	52.85	258,622
Total	312,599	$36.34	258,622

(1)	Under the terms of the 2010 and 2016 Plans no further incentive stock option awards may be granted; however, the Plans will remain in effect until all awards have been exercised or forfeited and we determine to terminate the Plans.
(2)	The 2020 Equity Incentive Plan provides for shares to be issued as either stock options or restricted stock grants.
(3)	The weighted-average exercise prices in this column are based on outstanding options and do not take into account unvested awards of restricted stock as these awards do not have an exercise price.

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

	Period Ending
	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Southern First Bancshares	100.00	83.20	147.07	107.67	87.31	93.55
S&P US BMI Banks – Southeast Bank Index	100.00	89.66	128.06	104.16	107.45	139.40
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93

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

At December 31, 2024, we had total assets of $4.09 billion, a slight increase from total assets of $4.06 billion at December 31, 2023. The largest components of our total assets are loans which were $3.63 billion and $3.60 billion at December 31, 2024 and 2023, respectively. Our liabilities and shareholders’ equity at December 31, 2024 totaled $3.76 billion and $330.4 million, respectively, compared to liabilities of $3.74 billion and shareholders’ equity of $312.5 million at December 31, 2023. The principal component of our liabilities is deposits which were $3.44 billion and $3.38 billion at December 31, 2024 and 2023, respectively.

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

Our net income available to common shareholders for the years ended December 31, 2024 and 2023 was $15.5 million and $13.4 million, or diluted earnings per share (“EPS”) of $1.91 and $1.66 for the years ended December 31, 2024 and 2023, respectively. The increase in net income resulted primarily from an increase in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expenses and a decrease in the provision for credit losses. In addition, our net income available to shareholders was $29.1 million, or EPS of $3.61 for the year ended December 31, 2022.

SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial information for the periods and as of the dates indicated. We derived our balance sheet and income statement data for the years ended December 31, 2024, 2023, and 2022 from our audited consolidated financial statements. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes thereto, which are included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(dollars in thousands, except per share data)	2024	2023	2022
BALANCE SHEET DATA
Total assets	$4,087,593	4,055,789	3,691,981
Investment securities	151,617	154,641	104,180
Loans (1)	3,631,767	3,602,627	3,273,363
Allowance for credit losses	39,914	40,682	38,639
Deposits	3,435,765	3,379,564	3,133,864
FHLB advances and other borrowings	240,000	275,000	175,000
Subordinated debentures	24,903	36,322	36,214
Common equity	330,444	312,467	294,512
Preferred stock	-	-	-
Shareholders’ equity	330,444	312,467	294,512
SELECTED RESULTS OF OPERATIONS DATA
Interest income	$201,212	177,598	117,662
Interest expense	119,990	99,944	20,041
Net interest income	81,222	77,654	97,621
Provision for credit losses	125	1,260	6,155
Net interest income after provision for credit losses	81,097	76,394	91,466
Noninterest income	12,141	9,860	9,580
Noninterest expenses	73,326	68,827	62,933
Income before income tax expense	19,912	17,427	38,113
Income tax expense	4,382	4,001	8,998
Net income available to common shareholders	$15,530	13,426	29,115
PER COMMON SHARE DATA
Basic	$1.92	1.67	3.66
Diluted	1.91	1.66	3.61
Book value	40.47	38.63	36.76
Weighted average number of common shares outstanding:
Basic, in thousands	8,081	8,047	7,958
Diluted, in thousands	8,117	8,078	8,072
SELECTED FINANCIAL RATIOS
Performance Ratios:
Return on average assets	0.38%	0.34%	0.90%
Return on average equity	4.84%	4.44%	10.20%
Return on average common equity	4.84%	4.44%	10.20%
Net interest margin, tax equivalent(2)	2.06%	2.07%	3.19%
Efficiency ratio (3)	78.54%	78.65%	58.71%
Asset Quality Ratios:
Nonperforming assets to total loans (1)	0.30%	0.11%	0.08%
Nonperforming assets to total assets	0.27%	0.10%	0.07%
Net charge-offs to average total loans	0.04%	0.00%	(0.05%)
Allowance for credit losses to nonperforming loans	366.94%	1,026.58%	1,470.74%
Allowance for credit losses to total loans	1.10%	1.13%	1.18%
Holding Company Capital Ratios:
Total risk-based capital ratio	12.70%	12.57%	12.91%
Tier 1 risk-based capital ratio	11.16%	10.60%	10.88%
Leverage ratio	8.55%	8.14%	9.17%
Common equity tier 1 ratio(4)	10.75%	10.19%	10.44%
Tangible common equity(5)	8.08%	7.70%	7.98%
Growth Ratios:
Change in assets	0.78%	9.85%	26.20%
Change in loans	0.81%	10.06%	31.47%
Change in deposits	1.66%	7.84%	22.23%
Change in net income to common shareholders	15.67%	-53.89%	-37.67%
Change in earnings per common share - diluted	15.06%	-54.02%	-38.29%

Footnotes to table:
(1)	Excludes loans held for sale.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Noninterest expense divided by the sum of net interest income and noninterest income.
(4)	The common equity tier 1 ratio is calculated as the sum of common equity divided by risk-weighted assets.
(5)	The common equity ratio is calculated as total equity less preferred stock divided by total assets.

CRITICAL ACCOUNTING ESTIMATES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the U.S. and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements as of December 31, 2024.

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

RESULTS OF OPERATIONS

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the years ended December 31, 2024, 2023, and 2022, our net interest income was $81.2 million, $77.7 million, and $97.6 million, respectively. The $3.6 million, or 4.6%, increase in net interest income during 2024, compared to 2023, was driven by a $23.6 million increase in interest income, partially offset by a $20.0 million increase in interest expense. During 2023, our net interest income decreased $20.0 million, or 20.5%, compared to 2022. This decrease in net interest income was driven by a $79.9 million increase in interest expense, primarily related to our interest-bearing deposits, partially offset by a $59.9 million increase in interest income during the 2023 period.

Interest income for the years ended December 31, 2024, 2023, and 2022 was $201.2 million, $177.6 million, and $117.7 million, respectively. A significant portion of our interest income relates to our strategy to maintain a large portion of our assets in higher earning loans compared to lower yielding investments and federal funds sold. As such, 92.9% of our interest income related to interest on loans during 2024, compared to 93.5% during 2023 and 97.1% during 2022. Also, included in interest income on loans was $1.6 million related to the net amortization of loan fees and capitalized loan origination costs for the year ended December 31, 2024, compared to $1.7 million for the years ended December 31, 2023 and 2022, respectively. The increase in interest income during 2024 was driven by an increase in average interest-earning assets, combined with higher yields on those assets.

Interest expense was $120.0 million, $99.9 million, and $20.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. Interest expense on deposits for 2024 represented 90.7% of total interest expense, compared to 91.4% for 2023, and 90.3% for 2022, while interest expense on borrowings represented 9.3% of total interest expense for 2024, compared to 8.6% for 2023, and 9.7% for 2022. The increase in interest expense on deposits during the 2024 and 2023 periods was driven by the increase in the rate paid on deposit balances which relates to the Federal Reserve’s 525 basis point increase in the federal funds rate beginning in March 2022 and continuing through July 2023.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during 2024, 2023, and 2022. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning and interest-bearing accounts.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities at December 31, 2024, 2023 and 2022. We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. Nonaccrual loans are included in earning assets in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

Average Balances, Income and Expenses, Yields and Rates

	Year Ended December 31,
	2024			2023			2022
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$160,683	$8,537	5.31%	$134,495	$6,998	5.20%	$88,077	$1,439	1.63%
Investment securities, taxable	138,494	5,645	4.08%	121,739	4,296	3.53%	97,328	1,793	1.84%
Investment securities, nontaxable (1)	8,012	217	2.71%	7,941	217	2.73%	10,604	256	2.41%
Loans (2)	3,629,570	186,863	5.15%	3,497,623	166,137	4.75%	2,870,733	114,233	3.98%
Total interest-earning assets	3,936,759	201,262	5.11%	3,761,798	177,648	4.72%	3,066,742	117,721	3.84%
Noninterest-earning assets	159,441			162,771			157,380
Total assets	$4,096,200			$3,924,569			$3,224,122
Interest-bearing liabilities
NOW accounts	$303,580	2,810	0.93%	$299,703	2,254	0.75%	$374,956	816	0.22%
Savings & money market	1,561,925	61,455	3.93%	1,708,874	61,241	3.58%	1,364,961	13,138	0.96%
Time deposits	900,628	44,509	4.94%	631,967	27,878	4.41%	301,793	4,148	1.37%
Total interest-bearing deposits	2,766,133	108,774	3.93%	2,640,544	91,373	3.46%	2,041,710	18,102	0.89%
FHLB advances and other borrowings	240,344	9,066	3.77%	169,963	6,382	3.75%	19,614	209	1.07%
Subordinated debt	33,448	2,150	6.43%	36,265	2,189	6.04%	36,156	1,730	4.78%
Total interest-bearing liabilities	3,039,925	119,990	3.95%	2,846,772	99,944	3.51%	2,097,480	20,041	0.96%
Noninterest-bearing liabilities	735,363			775,116			841,233
Shareholders’ equity	320,912			302,681			285,409
Total liabilities and shareholders’ equity	$4,096,200			$3,924,569			$3,224,122
Net interest spread			1.16%			1.21%			2.88%
Net interest income(tax equivalent)/margin		$81,272	2.06%		$77,704	2.07%		$97,680	3.19%
Less: tax-equivalent adjustment (1)		(50)			(50)			(59)
Net interest income		$81,222			$77,654			$97,621
(1)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(2)	Includes loans held for sale and nonaccrual loans.

Our net interest margin, on a tax-equivalent basis (TE), was 2.06%, 2.07% and 3.19% for the years ended December 31, 2024, 2023 and 2022, respectively. Our net interest margin (TE) was relatively stable in 2024, compared to 2023 as both our yield on interest earning assets and rate of interest bearing liabilities increased similarly during the year. During 2023, our net interest margin decreased 112 basis points, compared to 2022, driven primarily by higher costs on our interest-bearing liabilities.

Our average interest-earning assets increased by $175.0 million during the year ended December 31, 2024, compared to 2023, while the related yield on our interest-earning assets increased by 39 basis points. The increase in average interest-earning assets was driven by a $131.9 million increase in average loan balances and a $26.2 million increase in federal funds sold and interest-bearing deposits with banks. In addition, the increase in yield on our interest earning assets was driven by a 40 basis point increase in the yield on our loan portfolio.

During the year ended December 31, 2023, our average interest-earning assets increased by $695.1 million, compared to 2022, while the yield on our interest-earning assets increased by 88 basis points. The increase in average interest-earning assets was driven primarily by a $626.9 million increase in average loan balances combined with a $46.4 million increase in federal funds sold and interest-bearing deposits with banks. In addition, the increase in yield on our interest earning assets was driven by a 357 basis point increase in the yield on our federal funds sold and other interest-bearing deposits which repriced as the Federal Reserve increased the federal funds rate by 100 basis points during 2023.

Our average interest-bearing liabilities increased by $193.2 million during 2024 while the cost of our interest-bearing liabilities increased by 44 basis points. The increase in average interest-bearing liabilities was driven primarily by a $268.7 million increase in average time deposits at an average rate of 4.94% and an increase of $70.4 million in FHLB advances and other borrowings. During 2023, our average interest-bearing liabilities increased by $749.3 million, compared to 2022, while the cost of our interest-bearing liabilities increased by 255 basis points.

Our net interest spread was 1.16% for the year ended December 31, 2024, compared to 1.21% for the same period in 2023 and 2.88% for 2022. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 44 basis point increase in the cost of our interest-bearing liabilities, partially offset by a 39 basis point increase in yield on our interest-earning assets resulted in a 5 basis point decrease in our net interest spread for the 2024 period. We anticipate continued pressure on our net interest spread and net interest margin in future periods as our deposits continue to reprice immediately with increases in the fed funds rate, compared to our loan portfolio which reprices as loans are originated or renewed.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Year Ended
	December 31, 2024 vs. 2023				December 31, 2023 vs. 2022
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$6,267	13,933	526	20,726	$24,945	22,127	4,832	51,904
Investment securities	579	682	88	1,349	401	1,725	347	2,473
Federal funds sold	1,363	147	29	1,539	758	3,144	1,657	5,559
Total interest income	8,209	14,762	643	23,614	26,104	26,996	6,836	59,936
Interest expense
Deposits	2,316	14,712	373	17,401	3,371	58,928	10,972	73,271
FHLB advances and other borrowings	2,644	29	12	2,685	1,602	528	4,044	6,174
Subordinated debt	4	(44)	-	(40)	5	452	1	458
Total interest expense	4,964	14,697	385	20,046	4,978	59,908	15,017	79,903
Net interest income	$3,245	65	258	3,568	$21,126	(32,912)	(8,181)	(19,967)

Net interest income, the largest component of our income, was $81.2 million for the year ended December 31, 2024, a $3.6 million increase from net interest income of $77.7 million for the year ended December 31, 2023. The increase in net interest income was driven by a $23.6 million increase in interest income, partially offset by a $20.0 million increase in interest expense. The 40 basis point increase in loan yield combined with the $131.9 million increase in average loan balances drove the increase in interest income while the 47 basis point increase in deposit costs drove the increase in interest expense.

Net interest income was $77.7 million for the year ended December 31, 2023, a $20.0 million decrease from net interest income of $97.6 million for the year ended December 31, 2022. The decrease in net interest income was driven by a $79.9 million increase in interest expense, partially offset by a $59.9 million increase in interest income. The 257 basis point increase in deposit costs drove the increase in interest expense while the $626.9 million increase in average loan balances combined with the 77 basis point increase in loan yield drove the increase in interest income.

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

There was a $125,000 provision for credit losses for the year ended December 31, 2024, compared to a provision of $1.3 million and $6.2 million for the years ended December 31, 2023 and 2022, respectively. The $125,000 provision during 2024 included a provision of $500,000 for credit losses and a reversal of $375,000 for unfunded commitments. The $500,000 provision was driven primarily by $29.1 million in loan growth during the year combined with slightly lower expected loss rates due to historically low charge-offs, while the $375,000 reversal was driven by a $5.5 million decrease in unfunded commitments combined with lower historical loss rates. The $1.3 million provision during 2023 included a $2.2 million provision for credit losses and a reversal of $949,000 for unfunded commitments. The $2.2 million provision was driven primarily by $329.3 million in loan growth during the year, while the $949,000 reversal was driven by a $153.7 million decrease in unfunded commitments. The $6.2 million provision during 2022, which included a $780,000 provision for unfunded commitments, was driven primarily by $783.5 million in loan growth during the year, combined with a $259.6 million increase in unfunded commitments. In addition, to loan growth, the provision for credit losses was impacted by slightly lower expected loss rates due to historically low charge-offs during the 12 months ended December 31, 2022 while minor adjustments to two internal qualitative factors increased the qualitative component of the allowance and related provision expense.

Following is a summary of the activity in the allowance for credit losses.

	December 31,
(dollars in thousands)	2024	2023	2022
Balance, beginning of period	$40,682	38,639	30,408
Adjustment for CECL	-	-	1,500
Provision for credit losses	500	2,209	5,375
Loan charge-offs	(1,734)	(761)	(485)
Loan recoveries	466	595	1,841
Net loan (charge-offs) recoveries	(1,268)	(166)	1,356
Balance, end of period	$39,914	40,682	38,639

As of December 31, 2024, the allowance for credit losses totaled $39.9 million, or 1.10% of gross loans. In comparison, the allowance for credit losses totaled $40.7 million as of December 31, 2023, or 1.13% of gross loans, and $38.6 million as of December 31, 2022, or 1.18% of gross loans.

During the year ended December 31, 2024, we had net charge-offs of $1.3 million, consisting of $1.7 million of loans charged-off in the current year, partially offset by $466,000 of recoveries on loans previously charged-off. Net charge-offs were 0.04% of the average outstanding loan portfolio for 2024. In addition, nonperforming assets increased to 0.27% of total assets while our level of classified assets decreased to 4.25% at December 31, 2024.

We reported net charge-offs of $166,000 and net recoveries of $1.4 million for the years ended December 31, 2023 and 2022, respectively, including charge-offs of $761,000 and $485,000 in 2023 and 2022, respectively. The net charge-offs of $166,000 and net recoveries of $1.4 million during 2023 and 2022, respectively, represented 0.0.% and 0.05% of the average outstanding loan portfolios for 2023 and 2022, respectively. In addition, nonperforming assets were 0.10% and 0.07% of total assets for 2023 and 2022, respectively, and classified assets were 4.25% and 4.72% at December 31, 2023 and 2022, respectively.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Mortgage banking income	$5,560	4,036	4,198
Service fees on deposit accounts	1,764	1,382	1,265
ATM and debit card income	2,337	2,245	2,163
Income from bank owned life insurance	1,569	1,379	1,289
Gain (loss) on disposal of fixed assets	28	-	(394)
Other income	883	818	1,059
Total noninterest income	$12,141	9,860	9,580

Noninterest income was $12.1 million for the year ended December 31, 2024, a $2.3 million, or 23.1%, increase compared to noninterest income of $9.9 million for the year ended December 31, 2023. The increase in noninterest income during 2024, compared to 2023, resulted primarily from an increase in mortgage banking income, service fees on deposit accounts and income from bank owned life insurance. Mortgage banking income increased by $1.5 million, or 37.8%, due to higher mortgage volume during the year. Service fees on deposit accounts increased by $382,000, or 27.6%, due to transaction volume and increased use of the commercial credit cards offered to our clients.

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

Noninterest Expenses

The following table sets forth information related to our noninterest expenses.

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Compensation and benefits	$43,546	40,275	38,790
Occupancy	10,291	10,255	9,105
Outside service and data processing costs	7,741	7,078	6,112
Insurance	4,022	3,766	1,686
Professional fees	2,404	2,496	2,635
Marketing	1,412	1,357	1,216
Other	3,910	3,600	3,389
Total noninterest expenses	$73,326	68,827	62,933

Noninterest expenses were $73.3 million for the year ended December 31, 2024, a $4.5 million, or 6.5%, increase from noninterest expense of $68.8 million for 2023.

The increase in total noninterest expenses during 2024, compared to 2023, resulted primarily from the following:

•	Compensation and benefits expense increased $3.3 million, or 8.1%, during 2024 relating primarily to an increase in group insurance and other benefits expenses as well as increases in salaries and incentive compensation.
•	Outside service and data processing costs increased $663,000, or 9.4%, primarily due to increased electronic banking, software licensing costs and debit card related expenses.
•	Insurance expenses increased $256,000, or 6.8%, related to higher FDIC insurance premiums.
•	Other noninterest expenses increased $310,000, or 8.6%, due primarily to an increase in debit card losses, collection expense, and other staff related expenses.

Noninterest expenses were $68.8 million for the year ended December 31, 2023, a $5.9 million, or 9.4%, increase from noninterest expense of $62.9 million for 2022.

The increase in total noninterest expenses during 2023, compared to 2022, resulted primarily from the following:

•	Compensation and benefits expense increased $1.5 million, or 3.8%, during 2023 relating primarily to an increase in salaries and incentive compensation.
•	Occupancy expenses increased $1.2 million, or 12.6%, driven by increased depreciation, insurance, property taxes and maintenance expenses primarily related to our new headquarters building.
•	Outside service and data processing costs increased $966,000, or 15.8%, primarily due to increased electronic banking, software licensing costs and debit card related expenses.
•	Insurance expenses increased $2.1 million, or 123.4%, related to higher FDIC insurance premiums.
•	Marketing expenses increased $141,000, or 11.6%, driven by an increase in community sponsorships and business development.
•	Other noninterest expenses increased $211,000, or 6.2%, due primarily to an increase in telephone expense and deposit account and fraud losses.

Partially offsetting the above increases was a decrease in professional fees of $139,000, or 5.3% due to less legal fees and consulting expenses during 2023.

Our efficiency ratio was 78.5% for 2024 and 78.7% for 2023. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. Our efficiency ratio was elevated for the twelve months ended December 31, 2024 due to the comparatively smaller increase in net interest income and noninterest income, as compared to the increase in noninterest expenses during the year.

Income Taxes

Income tax expense was $4.4 million, $4.0 million and $9.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Our effective tax rate was 22.0% for the year ended December 31, 2024, compared to 23.0% for 2023, and 23.6% for 2022. The fluctuation in the effective rate for each of the periods is driven by the effect of equity compensation transactions and return to provision differences on our actual tax rate during the year compared to what was estimated during the year.

Investment Securities

At December 31, 2024 and 2023, our investment securities portfolio was $151.6 million and $154.6 million, respectively, and represented approximately 3.7% and 3.8% of our total assets, respectively. Our available for sale investment portfolio included corporate bonds, US treasuries, US agency securities, SBA securities, state and political subdivisions, asset-backed securities, and mortgage-backed securities with a fair value of $132.1 million and amortized cost of $146.6 million for an unrealized loss of $14.5 million at December 31, 2024 compared to a fair value of $134.7 million and amortized cost of $149.1 million for an unrealized loss of $14.4 million at December 31, 2023.

The amortized costs and the fair value of our investments are as follows.

			December 31,
	2024		2023		2022
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Available for Sale
Corporate bonds	$2,121	1,927	2,147	1,910	2,172	1,883
US treasuries	999	908	9,495	9,394	999	871
US government agencies	17,540	15,795	20,594	18,656	13,007	10,617
State and political subdivisions	22,387	19,322	22,642	19,741	22,910	18,906
Asset-backed securities	36,613	36,538	33,450	33,236	6,435	6,229
Mortgage-backed securities	66,988	57,637	60,730	51,765	64,800	54,841
Total	$146,648	132,127	149,058	134,702	110,323	93,347

Contractual maturities and yields on our investments are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

			December 31, 2024
	Less Than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
Corporate bonds	$-	-	$1,927	2.02%	$-	-	$-	-	$1,927	2.02%
US treasuries	-	-	908	1.27%	-	-	-	-	908	1.27%
US government agencies	-	-	5,021	1.10%	10,774	4.51%	-	-	15,795	3.43%
State and political subdivisions	461	2.13%	1,726	1.61%	5,049	2.10%	12,086	2.13%	19,322	2.08%
Asset-backed securities	-	-	23	6.14%	3,420	5.25%	33,095	5.87%	36,538	5.81%
Mortgage-backed securities	-	-	6,549	1.28%	7,548	3.00%	43,540	2.45%	57,637	2.39%
Total	$461	2.13%	$16,154	1.35%	$26,791	3.73%	$88,721	3.68%	$132,127	3.40%

Other investments are comprised of the following and are recorded at cost which approximates fair value.

	December 31,
(dollars in thousands)	2024	2023
Federal Home Loan Bank stock	$14,516	16,063
Other investments	4,571	3,473
Investment in Trust Preferred subsidiaries	403	403
Total	$19,490	19,939

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the years ended December 31, 2024 and 2023 were $3.63 billion and $3.50 billion, respectively. Before allowance for credit losses, total loans outstanding at December 31, 2024 and 2023 were $3.63 billion and $3.60 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of December 31, 2024, our loan portfolio included $3.03 billion, or 83.5%, of real estate loans, compared to $3.05 billion, or 84.8%, as of December

31, 2023. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. In addition to traditional residential mortgage loans, we issue second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $204.9 million as of December 31, 2024, of which approximately 46% were in a first lien position, while the remaining balance was second liens, compared to $183.0 million as of December 31, 2023, of which approximately 46% were in first lien positions and the remaining balance was in second liens. The average home equity loan had a balance of approximately $92,000 and a loan to value of approximately 74% as of December 31, 2024, compared to an average loan balance of $85,000 and a loan to value of approximately 73% as of December 31, 2023. Further, 0.12% and 0.8% of our total home equity lines of credit were over 30 days past due as of December 31, 2024 and 2023, respectively.

Following is a summary of our loan composition for each of the last three years ended December 31, 2024. Of the $29.1 million in loan growth in 2024, $10.3 million of growth was in commercial related loans, while $18.9 million of growth was in consumer related loans, specifically consumer real estate mortgages which grew by $46.2 million and home equity lines of credit which grew by $21.9 million during 2024. Offsetting the growth in consumer real estate loans and home equity lines of credit was a $42.5 million decrease in consumer construction loans. The increase in consumer real estate loans is related to our focus to continue to originate high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $468,000, a term of 23 years, and an average rate of 4.36%.

	December 31,
	2024		2023		2022
		% of		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial
Owner occupied RE	$651,597	17.9%	$631,657	17.5%	$612,901	18.7%
Non-owner occupied RE	924,367	25.5%	942,529	26.2%	862,579	26.3%
Construction	103,204	2.8%	150,680	4.2%	109,726	3.4%
Business	556,117	15.3%	500,161	13.9%	468,112	14.3%
Total commercial loans	2,235,285	61.5%	2,225,027	61.8%	2,053,318	62.7%
Consumer
Real estate	1,128,629	31.1%	1,082,429	30.0%	931,278	28.4%
Home equity	204,897	5.6%	183,004	5.1%	179,300	5.5%
Construction	20,874	0.6%	63,348	1.7%	80,415	2.5%
Other	42,082	1.2%	48,819	1.4%	29,052	0.9%
Total consumer loans	1,396,482	38.5%	1,377,600	38.2%	1,220,045	37.3%
Total gross loans, net of deferred fees	3,631,767	100.0%	3,602,627	100.0%	3,273,363	100.0%
Less – allowance for credit losses	(39,914)		(40,682)		(38,639)
Total loans, net	$3,591,853		$3,561,945		$3,234,724

We have included the table below to provide additional clarity on our commercial real estate exposure. We have not identified any geographic concentrations within these collateral types. Our level of non-owner occupied commercial real estate loans represents 247.2% of the Bank’s total risk-based capital at December 31, 2024.

		December 31, 2024
(dollars in thousands)	Outstanding	% of Loan Portfolio	Average Loan Size	Weighted Average LTV
Collateral
Office	$214,048	5.89%	$1,364	57%
Retail	170,601	4.70%	1,543	52%
Hotel	125,557	3.46%	7,250	48%
Multifamily	96,735	2.66%	2,385	45%

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

The following table summarizes the composition and maturities of the loan portfolio.

		December 31, 2024
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$21,235	220,648	369,748	39,966	651,597
Non-owner occupied RE	129,269	547,864	227,987	19,247	924,367
Construction	6,479	77,636	19,089	-	103,204
Business	129,978	277,830	144,056	4,253	556,117
Total commercial loans	286,961	1,123,978	760,880	63,466	2,235,285
Consumer
Real estate	20,982	82,896	281,091	743,660	1,128,629
Home equity	3,454	36,722	160,380	4,341	204,897
Construction	5,849	2,133	10,427	2,465	20,874
Other	7,660	30,633	3,040	749	42,082
Total consumer loans	37,945	152,384	454,938	751,215	1,396,482
Total gross loan, net of deferred fees	$324,906	1,276,362	1,215,818	814,681	3,631,767

The following table summarizes the loans due after one year by category.

	Interest Rate
(dollars in thousands)	Fixed	Floating or Adjustable
Commercial
Owner occupied RE	$599,179	31,183
Non-owner occupied RE	701,297	93,801
Construction	63,019	33,706
Business	281,316	144,823
Total commercial loans	1,644,811	303,513
Consumer
Real estate	1,107,647	-
Home equity	9,899	191,544
Construction	15,025	-
Other	8,038	26,384
Total consumer loans	1,140,609	217,928
Total gross loan, net of deferred fees	$2,785,420	521,441

Nonperforming Assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans for the three years ended December 31, 2024. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status.

	December 31,
(dollars in thousands)	2024	2023	2022
Commercial
Non-owner occupied RE	$7,641	1,423	247
Business	1,016	319	182
Consumer
Real estate	1,908	985	207
Home equity	312	1,236	195
Nonaccruing troubled debt restructurings (TDRs)	-	-	1,796
Total nonaccrual loans, including nonaccruing TDRs	10,877	3,963	2,627
Total nonperforming assets	$10,877	3,963	2,627
Asset Quality Ratios:
Nonperforming assets/total assets	0.27%	0.10%	0.07%
Nonaccrual loans/gross loans	0.30%	0.11%	0.08%
Total loans over 90 days past due (1)	$2,641	1,300	402
Loans over 90 days past due and still accruing	-	-	-
Accruing troubled debt restructurings	-	-	4,503
(1) Loans over 90 days are included in nonaccrual loans
At December 31, 2024, nonperforming assets were $10.9 million, or 0.27% of total assets and 0.30% of gross loans, compared to $4.0 million, or 0.10% of total assets and 0.11% of gross loans at December 31, 2023. Nonaccrual loans increased $6.9 million during the twelve months ending December 31, 2024 due primarily to one commercial relationship related to the assisted living industry. The amount of foregone interest income on the nonaccrual loans as of December 31, 2024 and 2023 was approximately $200,000 and $73,000, respectively, for the twelve-month periods.

A significant portion, or 94.9%, of nonaccrual loans at December 31, 2024 were secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. As a result of this level of coverage on nonaccrual loans, we believe the allowance for credit losses of $39.9 million for the year ended December 31, 2024 is adequate.

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

In addition, approximately 84% of our loans are collateralized by real estate and approximately 95% of our individually evaluated loans are secured by real estate. Individual loan evaluations are generally performed for individually evaluated loans, which includes nonaccrual loans and certain loans not meeting the risk characteristics of the pool, whether on accrual or nonaccrual status. We use third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to review individually evaluated loans at least annually and determine whether it is necessary to obtain an updated appraisal, either through a new external appraisal or an internal appraisal evaluation. We review each of our individually evaluated loans on a quarterly basis to determine the level of impairment. As of December 31, 2024, we do not have any individually evaluated loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for individually evaluated loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At December 31, 2024, individually evaluated loans totaled approximately $12.2 million for which $4.5 million of these loans have a reserve of approximately $1.9 million allocated in the allowance. At December 31, 2023, individually evaluated loans totaled approximately $4.8 million for which $3.7 million of these loans had a reserve of approximately $688,000 allocated in the allowance.

We adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. Loan modifications to borrowers experiencing financial difficulty were not material for the twelve months ended December 31, 2024 and December 31, 2023.

Allowance for Credit Losses

At December 31, 2024 and December 31, 2023, the allowance for credit losses was $39.9 million and $40.7 million, respectively, or 1.10% and 1.13% of outstanding loans, respectively. The allowance for credit losses as a percentage of our outstanding loan portfolio decreased from the prior year primarily due to historically low loan charge-offs which factors into the expected loss rate on our current loan portfolio. In addition, our nonperforming assets increased to 0.27% as a percentage of total assets at December 31, 2024 from 0.10%, as a percentage of total assets, at December 31, 2023, while our classified assets were 4.25% of capital as of December 31, 2024 and December 31, 2023. See Note 4 to the Consolidated Financial Statements for more information on our allowance for credit losses.

The following table summarizes the net charge-off detail as a percentage of average loans by loan composition for the three years ended December 31, 2024.

	Year ended December 31,
	2024		2023		2022
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Net charge-offs:
Commercial
Non-owner occupied RE	$(1,029)	(0.03)%	$(57)	0.00%	$1,540	0.05%
Business	(468)	(0.01)%	279	0.01%	153	0.01%
Total commercial	(1,497)	(0.04)%	222	0.01%	1,693	0.06%
Consumer
Home equity	210	0.01%	(373)	(0.01)%	(247)	0.01%
Other	19	0.00%	(15)	0.00%	(90)	0.00%
Total consumer	229	0.01%	(388)	(0.01)%	(337)	0.00%
Net loan (charge-offs) recoveries	$(1,268)		$(166)		$1,356
Net loan (charge-offs) recoveries as a % of average loans		(0.04)%		0.00%		(0.05)%

The following table summarizes the allocation of the allowance for credit losses among the various loan categories.

	Year ended December 31,
	2024		2023
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Commercial
Owner occupied RE	$5,482	17.9%	$6,118	17.5%
Non-owner occupied RE	10,219	25.2%	11,167	26.2%
Construction	940	2.8%	1,594	4.2%
Business	7,745	15.3%	7,385	13.9%
Total commercial	24,386	61.5%	26,264	61.8%
Consumer
Real estate	12,359	31.1%	10,647	30.0%
Home equity	2,655	5.6%	2,600	5.1%
Construction	115	0.6%	677	1.7%
Other	399	1.2%	494	1.4%
Total consumer	15,528	38.5%	14,418	38.2%
Total allowance for credit losses	$39,914	100.0%	$40,682	100.0%
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

Our retail deposits represented $2.89 billion, or 84.0% of total deposits, at December 31, 2024 and $3.00 billion, or 88.8% of total deposits, at December 31, 2023. Brokered deposits were $550.3 million, representing 16.0% of our total deposits at December 31, 2024, and $379.4 million, or 12.6%, at December 31, 2023 and are included in time deposits greater than $250,000 in the following table. Our loan-to-deposit ratio was 106%, 107%, and 104% at December 31, 2024, 2023, and 2022, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	December 31,
	2024		2023		2022
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$676,792	-%	$717,275	-%	$788,960	-%
Interest bearing demand deposits	303,580	0.93%	299,703	0.75%	374,956	0.22%
Money market accounts	1,531,994	4.00%	1,672,550	3.66%	1,323,487	0.99%
Savings accounts	29,931	0.25%	36,324	0.11%	41,474	0.05%
Time deposits less than $250,000	211,494	4.59%	106,169	5.04%	81,664	1.17%
Time deposits greater than $250,000	689,134	5.03%	525,798	4.30%	220,192	1.45%
Total deposits	$3,442,925	3.15%	$3,357,819	2.72%	$2,830,733	0.64%

During the 12 months ended December 31, 2024, our average transaction account balances decreased by $183.7 million, or 6.7%, while our average time deposit balances increased by $268.8 million, or 42.5%. Core deposits exclude out-of-market deposits and time deposits of $250,000 or more and provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $2.66 billion, $2.81 billion, and $2.76 billion at December 31, 2024, 2023 and 2022, respectively.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $250,000 or more is as follows:

	December 31,
(dollars in thousands)	2024	2023
Three months or less	$233,514	169,419
Over three through six months	187,478	86,342
Over six through twelve months	130,568	58,293
Over twelve months	222,468	254,011
Total	$774,028	568,065

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2024 and December 31, 2023 were $774.0 million and $568.1 million, respectively, including wholesale deposits.

At December 31, 2024 and 2023, we estimate that we have approximately $1.3 billion, respectively, in uninsured deposits including related interest accrued and unpaid. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, the amounts above are estimates and are based on the same methodologies and assumptions used for the Bank’s regulatory reporting requirements by the FDIC for the Call Report.

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

At December 31, 2024 and 2023, our cash and cash equivalents amounted to $162.9 million and $156.2 million, or 4.0% and 3.9% of total assets, respectively. Our investment securities at December 31, 2024 and 2023 amounted to $151.6 million and $154.6 million, or 3.7% and 3.8% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain six federal funds purchased lines of credit with correspondent banks totaling $128.5 million to meet short-term liquidity needs. There were no borrowings against the lines at December 31, 2024. At December 31, 2024, we had $210.8 million pledged and available with the Federal Reserve Discount Window.

We are also a member of the FHLB of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2024 was $807.5 million, based on the Bank’s $14.5 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at December 31, 2024 we had $205.4 million of letters of credit outstanding with the FHLB to secure client deposits.

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

We also have a line of credit with another financial institution for $15.0 million, which was unused at December 31, 2024. The line of credit was issued on December 28, 2024 at an interest rate of the U.S. Prime Rate plus 0.25% and a maturity date of February 28, 2025. The line was renewed under the same terms with a new maturity date of March 5, 2026.

We believe that our existing stable base of core deposits, federal funds purchased lines of credit with correspondent banks, availability with the Federal Reserve’s Discount Window, and borrowings from the FHLB will enable us to successfully meet our long-term liquidity needs. However, as short-term liquidity needs arise, we have the ability to sell a portion of our investment securities portfolio should we be required to meet those needs.

Total shareholders’ equity was $330.4 million at December 31, 2024 and $312.5 million at December 31, 2023. The $18.0 million increase during 2024 is due primarily to net income to common shareholders of $15.5 million, stock option exercises and expenses of $2.6 million combined with a $130,000 loss in other comprehensive income.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) for the three years ended December 31, 2024. Since our inception, we have not paid cash dividends.

	December 31,
(dollars in thousands)	2024	2023	2022
Return on average assets	0.38%	0.34%	0.90%
Return on average equity	4.84%	4.44%	10.20%
Return on average common equity	4.84%	4.44%	10.20%
Average equity to average assets ratio	7.83%	7.71%	8.85%
Tangible common equity to assets ratio	8.08%	7.70%	7.98%

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

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of December 31, 2024, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements. See Note 21 to the Consolidated Financial Statements for ratios of the Company.

	Actual		For capital adequacy purposes minimum (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Total Capital (to risk weighted assets)	$402,629	12.66%	$254,412	8.00%	$318,015	10.00%
Tier 1 Capital (to risk weighted assets)	362,875	11.41%	190,809	6.00%	254,412	8.00%
Common Equity Tier 1 (to risk weighted assets)	362,875	11.41%	143,107	4.50%	206,709	6.50%
Tier 1 Capital (to average assets)	362,875	8.75%	165,941	4.00%	207,426	5.00%

As of December 31, 2023
Total Capital (to risk weighted assets)	$390,197	12.28%	$254,278	8.00%	$317,847	10.00%
Tier 1 Capital (to risk weighted assets)	350,455	11.03%	190,708	6.00%	254,278	8.00%
Common Equity Tier 1 (to risk weighted assets)	350,455	11.03%	143,031	4.50%	206,601	6.50%
Tier 1 Capital (to average assets)	350,455	8.47%	165,414	4.00%	206,767	5.00%

As of December 31, 2022
Total Capital (to risk weighted assets)	$366,988	12.45%	$235,892	8.00%	$294,865	10.00%
Tier 1 Capital (to risk weighted assets)	330,108	11.20%	176,919	6.00%	235,892	8.00%
Common Equity Tier 1 (to risk weighted assets)	330,108	11.20%	132,689	4.50%	191,662	6.50%
Tier 1 Capital (to average assets)	330,108	9.43%	140,040	4.00%	175,050	5.00%
(1)	Ratios do not include the capital conservation buffer of 2.5%.

On September 30, 2019, we sold and issued $23.0 million in aggregate principal amount of 4.75% Fixed-to-Floating Rate Subordinated Notes due 2029 to eligible purchasers in a private offering. We used the proceeds from the offering, which were approximately $22.5 million, for general corporate purposes, including providing capital to the Bank and supporting organic growth. The Notes rank junior in right to payment to the Company’s current and future senior indebtedness. The Notes are intended to qualify as Tier 2 capital for regulatory capital purposes for the Company and are subject to certain limitations. On September 30, 2024, in conjunction with the semi-annual interest payment, we redeemed $11.5 million of our outstanding subordinated debt. Beginning September 30, 2024, the interest rate on the subordinated debt reset to an interest rate per annum equal to the Three-Month Term SOFR plus 340.8 basis points (8.00% at December 31, 2024), payable quarterly in arrears. See Note 9 to the Consolidated Financial Statements for more information on our subordinated debentures.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2024, unfunded commitments to extend credit were approximately $719.1 million, of which $57.5 million were at fixed rates and $661.6 million were at variable rates. At December 31, 2023, unfunded commitments to extend credit were $724.6 million, of which approximately $145.6 million were at fixed rates and $579.0 million were at variable rates. A majority of the unfunded commitments related to commercial business lines of credit and home equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2024 and 2023, there were $16.2 million and $16.1 million of commitments under letters of credit, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

We actively monitor and manage our interest rate risk exposure to seek to control the mix and maturities of our assets and liabilities utilizing a process we call asset/liability management. The essential purposes of asset/liability management are to seek to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities in order to minimize potentially adverse impacts on earnings from changes in market interest rates. Our asset/liability management committee (“ALCO”) monitors and considers methods of managing exposure to interest rate risk by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, by adjusting the interest rate during the life of an asset or liability, or by the use of derivatives such as interest rate swaps and other hedging instruments. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. We have both an internal ALCO consisting of senior management that meets no less than quarterly and a board risk committee that meets quarterly, and both committees are responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

As of December 31, 2024, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	(12.50)%
Up 200 basis points	(7.54)%
Up 100 basis points	(3.31)%
Base	-
Down 100 basis points	5.86%
Down 200 basis points	15.62%
Down 300 basis points	29.42%

Contractual Obligations

We have commitments with various investment partners under the Small Business Investment Company (“SBIC”) and the Rural Business Investment Company (“RBIC”) programs for which we have committed to make capital contributions from time to time. As of December 31, 2024, $1.2 million remained outstanding under these commitments.

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

The following table provides payments due by period for obligations under long-term borrowings and operating lease obligations as of December 31, 2024.

	December 31, 2024
	Payments Due by Period
(dollars in thousands)	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Four Years	After Five Years	Total
Certificates of deposit	$741,679	113,327	29,416	81,005	2,163	967,590
Subordinated debentures	-	-	-	-	24,903	24,903
Operating lease obligations	2,157	2,210	2,267	2,015	20,187	28,836
Total	$743,836	115,537	31,683	83,020	47,253	1,021,329

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

Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this evaluation under the COSO criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the internal control structure over financial reporting as of December 31, 2024 has been audited by Elliott Davis, LLC, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.

/s/ R. Arthur Seaver, Jr.	/s/ Christian J. Zych
Chief Executive Officer	Chief Financial Officer
Southern First Bancshares, Inc.	Southern First Bancshares, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Southern First Bancshares, Inc. and Subsidiary

Opinion on the Internal Control Over Financial Reporting

We have audited Southern First Bancshares, Inc. and Subsidiary's (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024 of the Company and our report dated March 3, 2025 expressed an unqualified opinion.

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

March 3, 2025

Report of Independent Registered Public Accounting Firm (PCAOB ID 149)

To the Shareholders and Board of Directors of

Southern First Bancshares, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southern First Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 3, 2025, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses

As described in Note 4 to the Company’s financial statements, the Company has a gross loan portfolio of $3.6 billion and related allowance for credit losses of $39.9 million as of December 31, 2024. As described by the Company in Note 1, the Company calculates lifetime probability of default and loss given default rates based on historical loss experience, which is used to calculate expected losses based on a loan pool’s loss rate and the age of loans in the pool. Management also considers further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that exist for the period over which historical information is evaluated as well as other changes in qualitative factors not inherently considered in the quantitative analyses. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management but measured by objective measurements period over period. The data for each measurement may be obtained from internal or external sources. These adjustments are based upon quarterly trend assessments in certain economic factors as well as associate retention and turnover, portfolio concentrations, and growth characteristics.

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

The primary procedures we performed to address this critical audit matter included the following:

●	We tested the design and operating effectiveness of controls relating to the Company’s determination of the allowance for credit losses, including controls over qualitative factors.
●	We tested the design and operating effectiveness of controls relating to management’s review of reliability and accuracy of data used to calculate and estimate the various components of the allowance for credit losses, including accuracy of the calculation and validation procedures over the models.
●	We evaluated the relevance and the reasonableness of assumptions related to evaluation of the loan portfolio, current and forecasted economic conditions, and other risk factors used in development of the qualitative factors.
●	We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, and other audit evidence gathered.
●	We assessed the overall trends in credit quality, including adjustments for the qualitative factors by comparing the overall allowance for credit losses to those recorded by the Company’s peer institutions.
●	We evaluated subsequent events and transactions and considered whether they corroborated or contradicted the Company’s conclusion.

/s/ Elliott Davis, LLC

We have served as the Company's auditor since 1999.

Greenville, South Carolina

March 3, 2025

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2024	2023
ASSETS
Cash and cash equivalents:
Cash and due from banks	$22,553	28,020
Federal funds sold	128,452	119,349
Interest-bearing deposits with banks	11,858	8,801
Total cash and cash equivalents	162,863	156,170
Investment securities:
Investment securities available for sale	132,127	134,702
Other investments	19,490	19,939
Total investment securities	151,617	154,641
Mortgage loans held for sale	4,565	7,194
Loans	3,631,767	3,602,627
Less allowance for credit losses	(39,914)	(40,682)
Loans, net	3,591,853	3,561,945
Bank owned life insurance	54,070	52,501
Property and equipment, net	88,794	94,301
Deferred income taxes, net	13,467	12,200
Other assets	20,364	16,837
Total assets	$4,087,593	4,055,789
LIABILITIES
Deposits	$3,435,765	3,379,564
Federal Home Loan Bank advances and other borrowings	240,000	275,000
Subordinated debentures	24,903	36,322
Other liabilities	56,481	52,436
Total liabilities	3,757,149	3,743,322
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 20,000,000 shares authorized, 8,164,872 shares issued and outstanding at December 31, 2024; 10,000,000 shares authorized, 8,088,186 shares issued and outstanding at December 31, 2023	82	81
Nonvested restricted stock	(3,884)	(3,596)
Additional paid-in capital	124,641	121,777
Accumulated other comprehensive loss	(11,472)	(11,342)
Retained earnings	221,077	205,547
Total shareholders’ equity	330,444	312,467
Total liabilities and shareholders’ equity	$4,087,593	4,055,789

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(dollars in thousands, except per share data)	2024	2023	2022
Interest income
Loans	$186,863	166,137	114,233
Investment securities	5,812	4,463	1,990
Federal funds sold and interest-bearing deposits with banks	8,537	6,998	1,439
Total interest income	201,212	177,598	117,662
Interest expense
Deposits	108,774	91,373	18,102
Borrowings	11,216	8,571	1,939
Total interest expense	119,990	99,944	20,041
Net interest income	81,222	77,654	97,621
Provision for credit losses	125	1,260	6,155
Net interest income after provision for credit losses	81,097	76,394	91,466
Noninterest income
Mortgage banking income	5,560	4,036	4,198
Service fees on deposit accounts	1,764	1,382	1,265
ATM and debit card income	2,337	2,245	2,163
Income from bank owned life insurance	1,569	1,379	1,289
Gain (loss) on disposal of fixed assets	28	-	(394)
Other income	883	818	1,059
Total noninterest income	12,141	9,860	9,580
Noninterest expenses
Compensation and benefits	43,546	40,275	38,790
Occupancy	10,291	10,255	9,105
Outside service and data processing costs	7,741	7,078	6,112
Insurance	4,022	3,766	1,686
Professional fees	2,404	2,496	2,635
Marketing	1,412	1,357	1,216
Other	3,910	3,600	3,389
Total noninterest expenses	73,326	68,827	62,933
Income before income tax expense	19,912	17,427	38,113
Income tax expense	4,382	4,001	8,998
Net income available to common shareholders	$15,530	13,426	29,115
Earnings per common share
Basic	$1.92	1.67	3.66
Diluted	$1.91	1.66	3.61
Weighted average common shares outstanding
Basic	8,080,623	8,046,633	7,958,294
Diluted	8,117,057	8,078,454	8,071,690

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(dollars in thousands)	2024	2023	2022
Net income	$15,530	13,426	29,115
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	(165)	2,620	(16,027)
Tax benefit (expense)	35	(552)	3,367
Reclassification of realized (gain) loss	-	-	(12)
Tax expense (benefit)	-	-	2
Other comprehensive income (loss)	(130)	2,068	(12,670)
Comprehensive income	$15,400	15,494	16,445

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive income	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	(loss)	Earnings	Total
December 31, 2021	7,925,819	$79	-	$-	$(1,435)	$114,226	$(740)	$165,771	$277,901
Adoption of ASU 2016-13	-	-	-	-	-	-	-	(2,765)	(2,765)
Net income	-	-	-	-	-	-	-	29,115	29,115
Proceeds from exercise of stock options	32,375	1	-	-	-	904	-	-	905
Issuance of restricted stock, net of forfeitures	52,851	-	-	-	(2,970)	2,970	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	1,099	-	-	-	1,099
Compensation expense related to stock options, net of tax	-	-	-	-	-	927	-	-	927
Other comprehensive loss	-	-	-	-	-	-	(12,670)	-	(12,670)
December 31, 2022	8,011,045	$80	-	$-	$(3,306)	$119,027	$(13,410)	$192,121	$294,512
Net income	-	-	-	-	-	-	-	13,426	13,426
Proceeds from exercise of stock options	26,250	-	-	-	-	518	-	-	518
Issuance of restricted stock, net of forfeitures	50,891	1	-	-	(1,705)	1,704	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	1,415	-	-	-	1,415
Compensation expense related to stock options, net of tax	-	-	-	-	-	528	-	-	528
Other comprehensive income	-	-	-	-	-	-	2,068	-	2,068
December 31, 2023	8,088,186	$81	-	$-	$(3,596)	$121,777	$(11,342)	$205,547	$312,467
Net income	-	-	-	-	-	-	-	15,530	15,530
Proceeds from exercise of stock options	16,250	-	-	-	-	294	-	-	294
Issuance of restricted stock, net of forfeitures	60,436	1	-	-	(2,197)	2,196	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	1,909	-	-	-	1,909
Compensation expense related to stock options, net of tax	-	-	-	-	-	374	-	-	374
Other comprehensive loss	-	-	-	-	-	-	(130)	-	(130)
December 31, 2024	8,164,872	$82	-	$-	$(3,884)	$124,641	$(11,472)	$221,077	$330,444

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(dollars in thousands)	2024	2023	2022
Operating activities
Net income	$15,530	13,426	29,115
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	125	1,260	6,155
Depreciation and other amortization	4,810	4,816	3,698
Accretion and amortization of securities discounts and premiums, net	554	61	694
(Gain) loss on sale of investment securities available for sale	-	-	(12)
(Gain) loss on sale of fixed assets	(28)	-	394
Net change in operating leases	145	233	872
Compensation expense related to stock options and restricted stock grants	2,283	1,943	2,026
Gain on sale of loans held for sale	(5,447)	(3,790)	(2,914)
Loans originated and held for sale	(188,906)	(147,040)	(165,698)
Proceeds from sale of loans held for sale	196,982	147,553	178,251
Increase in cash surrender value of bank owned life insurance	(1,569)	(1,379)	(1,289)
Increase in deferred tax asset	(1,232)	(230)	(22)
Increase in other assets, net	(3,527)	(1,378)	(5,047)
Increase in other liabilities, net	5,838	2,178	4,082
Net cash provided by operating activities	25,558	17,653	50,305
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(30,408)	(329,431)	(782,130)
Purchase of property and equipment	(785)	(1,242)	(13,950)
Purchase of investment securities:
Available for sale	(23,937)	(63,224)	(13,048)
Other investments	(4,301)	(51,642)	(27,751)
Proceeds from maturities, calls and repayments of investment securities:
Available for sale	25,793	24,428	10,833
Other investments	4,750	42,536	20,939
Proceeds from sales of investment securities available for sale	-	-	12,429
Proceeds from sale of fixed assets	28	-	95
Net cash used for investing activities	(28,860)	(378,575)	(792,583)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	56,201	245,700	570,038
Increase (decrease) in Federal Home Loan Bank advances and other borrowings	(35,000)	100,000	175,000
Decrease in subordinated debentures	(11,500)	-	-
Proceeds from the exercise of stock options	294	518	905
Net cash provided by financing activities	9,995	346,218	745,943
Net increase (decrease) in cash and cash equivalents	6,693	(14,704)	3,665
Cash and cash equivalents, beginning of year	156,170	170,874	167,209
Cash and cash equivalents, end of year	$162,863	156,170	170,874
Supplemental information
Cash paid for
Interest	$119,348	93,351	18,877
Income taxes	3,767	1,514	11,828
Schedule of non-cash transactions
Unrealized gain (loss) on securities, net of income taxes	(130)	2,068	(12,660)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	145	595

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

Risks and Uncertainties

In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default within the Company’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company. There were several notable bank failures in 2023, driven primarily by liquidity challenges as depositors rapidly withdrew funds. These failures were exacerbated by the impact of rising interest rates, which left affected banks unable to sell long-term investment securities without incurring significant losses. In response, regulators took steps to stabilize the banking system, including ensuring that losses to the Deposit Insurance Fund used to support uninsured depositors would be recovered through a special assessment on banks, as mandated by law. This has increased and may continue to increase the cost of our FDIC insurance assessments. While the immediate banking turmoil has largely subsided, ongoing economic uncertainties—including the Federal Reserve's evolving monetary policy, persistent inflationary pressures, and concerns about commercial real estate exposure—continue to shape the financial landscape. The long-term impact of these developments on the economy, financial institutions, and regulatory frameworks remains uncertain.

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

The Bank makes loans to individuals and businesses in the Upstate, Midlands, and Lowcountry regions of South Carolina as well as the Triangle, Triad and Charlotte regions of North Carolina and Atlanta, Georgia for various personal and commercial purposes. The Bank’s loan portfolio has a concentration of real estate loans. As of December 31, 2024 and 2023, real estate loans represented 83.5% and 84.8% of total loans, respectively. However, borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

As of December 31, 2024, the Company’s and the Bank’s capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession, our reported and regulatory capital ratios could be adversely impacted by future credit losses.

The Company maintains access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the subsidiary bank. As of December 31, 2024, the $15.0 million line was unused.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest bearing deposits and federal funds sold. Cash and cash equivalents have original maturities of three months or less, and federal funds sold are generally purchased and sold for one-day periods. Accordingly, the carrying value of these instruments is deemed to be a reasonable estimate of fair value. At December 31, 2024 and 2023, included in cash and cash equivalents was $5.4 million and $5.1 million, respectively, on deposit with the Federal Reserve Bank.

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

Allowance for Credit Losses – Investment Securities

For available for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income with the establishment of an allowance under the Current Expected Credit Loss Model (“CECL”). For debt securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, management considers any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses under CECL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2024 and 2023, there was no allowance for credit losses related to the available-for-sale portfolio. In addition, the Company had no held to maturity securities at December 31, 2024 and 2023.

Accrued interest receivable on available for sale debt securities totaled $576,000 and $530,000 at December 31, 2024 and December 31, 2023, respectively, and was excluded from the estimate of credit losses.

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

Allowance for Credit Losses - Loans

Under CECL, the allowance for credit losses on loans is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.

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

The allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics. The Company has identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses:

Commercial loans

●	Owner occupied real estate - Owner occupied commercial mortgages consist of loans to purchase or re-finance owner occupied nonresidential properties. This includes office buildings, other commercial facilities, and farmland. Commercial mortgages secured by owner occupied properties are primarily dependent on the ability of borrowers to achieve business results consistent with those projected at loan origination. While these loans and leases are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation.

●	Non-owner occupied real estate - Non-owner occupied commercial mortgages consist of loans to purchase or refinance investment nonresidential properties. This includes office buildings and other facilities rented or leased to unrelated parties, as well as farmland and multifamily properties. The primary risk associated with income producing commercial mortgage loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. While these loans are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation.

●	Construction - Construction loans consist of loans to finance land for development of commercial or residential real property and construction of multifamily apartments or other commercial properties. These loans are highly dependent on the supply and demand for commercial real estate as well as the demand for newly constructed residential homes and lots acquired for development. Deterioration in demand could result in decreased collateral values, which could make repayments of outstanding loans difficult for customers.

●	Commercial business - Commercial business loans consist of loans or lines of credit to finance accounts receivable, inventory or other general business needs, business credit cards, and lease financing agreements for equipment, vehicles, or other assets. The primary risk associated with commercial and industrial and lease financing loans is the ability of borrowers to achieve business results consistent with those projected at origination. Failure to achieve these projections presents risk the borrower will be unable to service the debt consistent with the contractual terms of the loan.

Consumer loans

●	Real estate - Residential mortgages consist of loans to purchase or refinance the borrower’s primary dwelling, second residence or vacation home and are often secured by 1-4 family residential property. Significant and rapid declines in real estate values can result in borrowers having debt levels in excess of the current market value of the collateral.

●	Home equity - Home equity loans consist of home equity lines of credit and other lines of credit secured by first or second liens on the borrower’s primary residence. These loans are secured by both senior and junior liens on the residential real estate and are particularly susceptible to declining collateral values. This risk is elevated for loans secured by junior lines as a substantial decline in value could render the junior lien position effectively unsecured.

●	Construction - Construction loans consist of loans to construct a borrower’s primary or secondary residence or vacant land upon which the owner intends to construct a dwelling at a future date. These loans are typically secured by undeveloped or partially developed land in anticipation of completing construction of a 1-4 family residential property. There is risk these construction and development projects can experience delays and cost overruns exceeding the borrower’s financial ability to complete the project. Such cost overruns can result in foreclosure of partially completed and unmarketable collateral.

●	Other - Consumer loans consist of loans to finance unsecured home improvements, student loans, automobiles and revolving lines of credit that can be secured or unsecured. The value of the underlying collateral within this class is at risk of potential rapid depreciation which could result in unpaid balances in excess of the collateral.

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

Management also considers further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that exist for the period over which historical information is evaluated as well as other changes in qualitative factors not inherently considered in the quantitative analyses. The Company generally utilizes a four-quarter forecast period in evaluating the appropriateness of the reasonable and supportable forecast scenarios which are incorporated through qualitative adjustments. There is immediate reversion to historical loss rates. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management but measured by objective measurements period over period. The data for each measurement may be obtained from internal or external sources. The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time. The resulting qualitative adjustments are applied to the relevant collectively evaluated loan pools. These adjustments are based upon quarterly trend assessments in certain economic factors such as labor, inflation, consumer sentiment and real disposable income, as well as associate retention and turnover, portfolio concentrations, and growth characteristics. The qualitative analysis increases or decreases the allowance allocation for each loan pool based on the assessment of factors described above. Management continues to update and expand the qualitative framework to further address factors not captured in the quantitative process.

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

Accrued Interest Receivable

Accrued interest receivable related to loans totaled $11.0 million and $11.6 million at December 31, 2024 and December 31, 2023, respectively, and was reported in other assets on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectable interest.

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

Individually Evaluated Loans

Our individually evaluated loans include loans on nonaccrual status and other loans as needed. For loans that are classified as individually evaluated, an allowance is established when the fair value (discounted cash flows, collateral value, or observable market price) of the individually evaluated loan less costs to sell, are lower than the carrying value of that loan. A loan is considered individually evaluated when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due, among other factors. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as individually evaluated. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including, without limitation, the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The allowance for credit loss is measured on a loan by loan basis for commercial and consumer loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Operating Leases

The Company maintains operating leases on land and buildings for various office spaces. The operating right-of-use asset is included in property and equipment and the operating right-of-use liability is included in other liabilities on the balance sheets. The right-of-use asset and lease liability are recognized at lease commencement by calculating the net present value of the lease payments over the lease term.

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

Income Taxes

The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for the purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Company believes that its income tax filing positions taken or expected to be taken on its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s federal and state income tax returns are open and subject to examination from the 2021 tax return year and forward.

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

In November 2023, the FASB amended the Segment Reporting topic in the Accounting Standards Codification to improve disclosures about a public entity’s reportable segments and provide more detailed information about a reportable segment’s expenses. The amendments were effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. Upon adoption, the Company applied the amendments retrospectively to all prior periods presented in the financial statements. The amendments did not have a material effect on the Company’s financial statements.

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

In November 2024, the FASB amended the Income Statement – Reporting Comprehensive Income topic in the Accounting Standards Codification to require public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to the financial statements. The amendments are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company will apply the amendments retrospectively to all prior periods presented in the financial statements. The Company does not expect these amendments to have a material effect on its financial statements.

Operating Segments

The Company adopted Accounting Standards Update 2023-07 “Segment Reporting (Topic 280) – Improvement to Reportable Segment Disclosures” on January 1, 2024. The Company, through the Bank, provides a broad range of financial services to individuals and companies in South Carolina, North Carolina, and Georgia. The Company operates through a single operating and reporting segment, primarily as a bank through services including demand, time and savings deposits; lending services; ATM processing and mortgage banking services. The Company’s chief operating decision maker, the Company’s Chief Executive Officer, assesses performance for the Company and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. While the chief operating decision maker monitors the operating results of its lines of business, operations are managed and financial performance is evaluated on a consolidated basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	December 31, 2024
	Amortized	Gross Unrealized		Fair
(dollars in thousands)Corporate bonds [Member]	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,121	-	194	1,927
US treasuries	999	-	91	908
US government agencies	17,540	1	1,746	15,795
State and political subdivisions	22,387	-	3,065	19,322
Asset-backed securities	36,613	36	111	36,538
Mortgage-backed securities	66,988	19	9,370	57,637
Total investment securities available for sale	$146,648	56	14,577	132,127

	December 31, 2023
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,147	-	237	1,910
US treasuries	9,495	1	102	9,394
US government agencies	20,594	-	1,938	18,656
State and political subdivisions	22,642	11	2,912	19,741
Asset-backed securities	33,450	2	216	33,236
Mortgage-backed securities	60,730	-	8,965	51,765
Total investment securities available for sale	$149,058	14	14,370	134,702

During 2024 and 2023, $10.6 million and $16.5 million, respectively, of investment securities matured. No gain or loss was recognized on the maturities of the investment securities. During 2022, approximately $12.6 million of investment securities were sold, resulting in a gross gain on sale of investment securities of $83,000 and a gross loss on sale of investment securities of $71,000.

The amortized costs and fair values of investment securities available for sale at December 31, 2024 and 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31, 2024		December 31, 2023
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due within one year	$470	461	$9,503	9,467
Due after one through five years	17,897	16,154	10,222	9,279
Due after five through ten years	29,512	26,791	32,159	28,380
Due after ten years	98,769	88,721	97,174	87,576
Total investment securities	$146,648	132,127	$149,058	134,702

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2024 and 2023.

							December 31, 2024
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,927	$194	1	$1,927	$194
US treasuries	-	-	-	1	908	91	1	908	91
US government agencies	1	2,694	1	9	10,269	1,745	10	12,963	1,746
State and political subdivisions	3	1,436	153	30	17,886	2,912	33	19,322	3,065
Asset-backed securities	6	15,828	83	5	5,344	28	11	21,172	111
Mortgage-backed securities	6	8,226	409	61	45,360	8,961	67	53,586	9,370
Total investment securities	16	$28,184	$646	107	$81,694	$13,931	123	$109,878	$14,577

							December 31, 2023
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,910	$237	1	$1,910	$237
US treasuries	-	-	-	1	897	102	1	897	102
US government agencies	2	7,533	50	10	11,123	1,888	12	18,656	1,938
State and political subdivisions	-	-	-	30	18,964	2,912	30	18,964	2,912
Asset-backed securities	8	26,746	145	7	4,866	71	15	31,612	216
Mortgage-backed securities	2	2,869	36	62	48,896	8,929	64	51,765	8,965
Total investment securities	12	$37,148	$231	111	$86,656	$14,139	123	$123,804	$14,370

At December 31, 2024, the Company had 123 individual investments that were in an unrealized loss position. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on available for sale securities recognized as of December 31, 2024.

Other investments are comprised of the following and are recorded at cost which approximates fair value:

	December 31,
(dollars in thousands)	2024	2023
Federal Home Loan Bank stock	$14,516	$16,063
Other nonmarketable investments	4,571	3,473
Investment in Trust Preferred subsidiaries	403	403
Total other investments	$19,490	$19,939

The Company has evaluated other investments for impairment and determined that the other investments are not impaired as of December 31, 2024 and ultimate recoverability of the par value of the investments is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At December 31, 2024 and 2023, there were no securities pledged as collateral for repurchase agreements from brokers.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. Loans held for sale include mortgage loans which are saleable into the secondary mortgage markets and their fair values are estimated using observable quoted market or contracted prices or market price equivalents, which would be used by other market participants. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At December 31, 2024, mortgage loans held for sale totaled $4.6 million compared to $7.2 million at December 31, 2023.

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

Mortgage loans sold to investors by the Company, and which were believed to have met investor and agency underwriting guidelines at the time of sale, may be subject to repurchase or indemnification in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company may, upon mutual agreement, agree to repurchase the loans or indemnify the investor against future losses on such loans. In such cases, the Company bears any subsequent credit loss on the loans. As appropriate, the Company establishes mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate of losses. Historically, losses related to repurchased mortgage loans has not been material.
NOTE 4 – Loans and Allowance for Credit Losses

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Upstate, Midlands, and Lowcountry regions of South Carolina, the Triangle, Triad, and Charlotte regions of North Carolina as well as Atlanta, Georgia. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. The Company focuses its lending activities on businesses and individuals that reside in the markets that we serve. The principal component of the loan portfolio is loans secured by real estate mortgages which account for 83.5% of total loans at December 31, 2024. Commercial loans comprise 55.4% of total real estate loans and consumer loans account for 44.6%. Commercial real estate loans are further categorized into owner occupied which represents 17.9% of total loans and non-owner occupied loans which represents 25.5%. Commercial construction loans represent only 2.8% of the total loan portfolio.

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

Loan Portfolio Composition

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $6.2 million and $7.0 million as of December 31, 2024 and December 31, 2023, respectively.

		December 31
(dollars in thousands)	2024			2023
Commercial
Owner occupied RE	$651,597	17.9%	$631,657	17.5%
Non-owner occupied RE	924,367	25.5%	942,529	26.2%
Construction	103,204	2.8%	150,680	4.2%
Business	556,117	15.3%	500,161	13.9%
Total commercial loans	2,235,285	61.5%	2,225,027	61.8%
Consumer
Real estate	1,128,629	31.1%	1,082,429	30.0%
Home equity	204,897	5.6%	183,004	5.1%
Construction	20,874	0.6%	63,348	1.7%
Other	42,082	1.2%	48,819	1.4%
Total consumer loans	1,396,482	38.5%	1,377,600	38.2%
Total gross loans, net of deferred fees	3,631,767	100.0%	3,602,627	100.0%
Less – allowance for credit losses	(39,914)		(40,682)
Total loans, net	$3,591,853		$3,561,945

The composition of gross loans by rate type is as follows:

	December 31,
(dollars in thousands)	2024	2023
Floating rate loans	$697,897	$574,352
Fixed rate loans	2,933,870	3,028,275
Total loans	$3,631,767	$3,602,627

At December 31, 2024, approximately $1.29 billion of the Company’s mortgage loans were pledged as collateral for advances from the FHLB, as set forth in Note 8.

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

A description of the general characteristics of the risk grades is as follows:

●	Pass— A pass loan ranges from minimal to average credit risk; however, still has acceptable credit risk.

●	Watch— A watch loan exhibits above average credit risk due to minor weaknesses and warrants closer scrutiny by management.

●	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

●	Substandard— A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, which may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

●	Doubtful— A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following table presents loan balances classified by credit quality indicators by year of origination as of December 31, 2024.

							December 31, 2024
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$51,338	47,997	186,361	122,306	66,561	145,743	160	238	620,704
Watch	480	1,180	3,638	1,962	8,828	11,012	-	-	27,100
Special Mention	-	-	162	-	-	2,840	-	-	3,002
Substandard	-	-	-	-	-	791	-	-	791
Total Owner occupied RE	51,818	49,177	190,161	124,268	75,389	160,386	160	238	651,597

Non-owner occupied RE
Pass	50,685	70,517	321,726	145,658	95,994	183,723	360	220	868,883
Watch	-	954	6,081	10,238	4,705	8,435	-	-	30,413
Special Mention	-	-	-	7,579	-	8,882	-	-	16,461
Substandard	-	-	969	-	-	7,641	-	-	8,610
Total Non-owner occupied RE	50,685	71,471	328,776	163,475	100,699	208,681	360	220	924,367
Current period gross write-offs	-	-	-	-	-	(1,029)	-	-	(1,029)

Construction
Pass	24,076	26,501	34,067	15,000	-	-	-	-	99,644
Watch	-	2,420	1,140	-	-	-	-	-	3,560
Total Construction	24,076	28,921	35,207	15,000	-	-	-	-	103,204

Business
Pass	54,814	41,743	129,450	38,312	15,716	51,566	196,246	803	528,650
Watch	-	132	5,353	2,174	1,423	5,243	8,776	389	23,490
Special Mention	660	95	805	-	65	533	-	206	2,364
Substandard	28	-	-	-	385	630	570	-	1,613
Total Business	55,502	41,970	135,608	40,486	17,589	57,972	205,592	1,398	556,117
Current period gross write-offs	-	-	-	(143)	(347)	(18)	(72)	-	(580)
Total Commercial loans	182,081	191,539	689,752	343,229	193,677	427,039	206,112	1,856	2,235,285

Consumer
Real estate
Pass	78,287	144,487	277,854	263,079	160,007	153,584	-	-	1,077,298
Watch	671	2,409	6,961	8,573	4,147	4,632	-	-	27,393
Special Mention	817	1,536	5,987	2,664	2,804	5,181	-	-	18,989
Substandard	212	508	967	746	821	1,695	-	-	4,949
Total Real estate	79,987	148,940	291,769	275,062	167,779	165,092	-	-	1,128,629

Home equity
Pass	-	-	-	-	-	-	188,451	-	188,451
Watch	-	-	-	-	-	-	9,114	-	9,114
Special Mention	-	-	-	-	-	-	6,173	-	6,173
Substandard	-	-	-	-	-	-	1,159	-	1,159
Total Home equity	-	-	-	-	-	-	204,897	-	204,897
Current period gross write-offs	-	-	-	-	-	-	(45)	-	(45)

Construction
Pass	7,700	3,636	9,222	316	-	-	-	-	20,874
Total Construction	7,700	3,636	9,222	316	-	-	-	-	20,874

Other
Pass	2,732	836	1,521	1,593	1,229	2,609	29,660	-	40,180
Watch	167	61	12	366	-	129	595	-	1,330
Special Mention	36	35	325	66	-	65	45	-	572
Total Other	2,935	932	1,858	2,025	1,229	2,803	30,300	-	42,082
Current period gross write-offs	-	-	-	-	-	(38)	(42)	-	(80)
Total Consumer loans	90,622	153,508	302,849	277,403	169,008	167,895	235,197	-	1,396,482
Total loans	$272,703	345,047	992,601	620,632	362,685	594,934	441,309	1,856	3,631,767
Total Current period gross write-offs	-	-	-	(143)	(347)	(1,085)	(159)	-	(1,734)

The following table presents loan balances classified by credit quality indicators by year of origination as of December 31, 2023.

							December 31, 2023
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$42,846	180,654	138,549	64,818	59,880	110,502	85	166	597,500
Watch	-	3,460	460	15,997	3,525	6,616	-	-	30,058
Special Mention	-	181	-	-	-	3,057	-	-	3,238
Substandard	-	-	-	-	-	861	-	-	861
Total Owner occupied RE	42,846	184,295	139,009	80,815	63,405	121,036	85	166	631,657

Non-owner occupied RE
Pass	84,617	298,063	162,697	107,364	59,260	163,990	9,249	-	885,240
Watch	1,007	3,260	9,914	533	5,545	10,630	-	-	30,889
Special Mention	-	-	7,759	-	8,252	879	-	-	16,890
Substandard	-	-	313	-	8,088	1,109	-	-	9,510
Total Non-owner occupied RE	85,624	301,323	180,683	107,897	81,145	176,608	9,249	-	942,529
Current period gross write-offs	-	(200)	-	-	-	(42)	-	-	(242)

Construction
Pass	27,262	86,161	24,399	11,459	-	-	-	-	149,281
Watch	-	1,399	-	-	-	-	-	-	1,399
Total Construction	27,262	87,560	24,399	11,459	-	-	-	-	150,680

Business
Pass	48,705	134,999	48,557	18,868	17,292	47,708	146,745	1,431	464,305
Watch	127	15,867	1,833	1,010	842	3,584	7,570	506	31,339
Special Mention	241	961	98	857	184	447	150	97	3,035
Substandard	-	-	155	-	132	1,195	-	-	1,482
Total Business	49,073	151,827	50,643	20,735	18,450	52,934	154,465	2,034	500,161
Current period gross write-offs	-	-	-	(28)	-	-	(15)	(22)	(65)
Total Commercial loans	204,805	725,005	394,734	220,906	163,000	350,578	163,799	2,200	2,225,027

Consumer
Real estate
Pass	144,179	273,585	278,138	176,395	66,087	105,383	-	-	1,043,767
Watch	490	5,658	8,230	3,917	2,051	3,890	-	-	24,236
Special Mention	143	2,499	1,657	1,291	2,220	3,360	-	-	11,170
Substandard	-	-	635	817	318	1,486	-	-	3,256
Total Real estate	144,812	281,742	288,660	182,420	70,676	114,119	-	-	1,082,429

Home equity
Pass	-	-	-	-	-	-	171,003	-	171,003
Watch	-	-	-	-	-	-	6,393	-	6,393
Special Mention	-	-	-	-	-	-	4,283	-	4,283
Substandard	-	-	-	-	-	-	1,325	-	1,325
Total Home equity	-	-	-	-	-	-	183,004	-	183,004
Current period gross write-offs	-	-	-	-	-	-	(438)	-	(438)

Construction
Pass	14,339	39,893	9,116	-	-	-	-	-	63,348
Total Construction	14,339	39,893	9,116	-	-	-	-	-	63,348

Other
Pass	1,278	2,551	2,361	1,457	803	2,604	36,549	-	47,603
Watch	9	29	348	-	15	163	58	-	622
Special Mention	33	333	-	-	23	82	41	-	512
Substandard	-	-	75	-	-	-	7	-	82
Total Other	1,320	2,913	2,784	1,457	841	2,849	36,655	-	48,819
Current period gross write-offs	-	-	-	-	-	-	(16)	-	(16)
Total Consumer loans	160,471	324,548	300,560	183,877	71,517	116,968	219,659	-	1,377,600
Total loans	$365,276	1,049,553	695,294	404,783	234,517	467,546	383,458	2,200	3,602,627
Total Current period gross write-offs	-	(200)	-	(28)	-	(42)	(469)	(22)	(761)

The following tables present loan balances by age and payment status.

	December 31, 2024
(dollars in thousands)	Accruing 30-59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$292	-	-	-	651,305	651,597
Non-owner occupied RE	-	-	-	7,641	916,726	924,367
Construction	-	-	-	-	103,204	103,204
Business	1,319	-	-	1,016	553,782	556,117
Consumer
Real estate	3,839	938	-	1,908	1,121,944	1,128,629
Home equity	41	-	-	312	204,544	204,897
Construction	-	-	-	-	20,874	20,874
Other	-	-	-	-	42,082	42,082
Total loans	$5,491	938	-	10,877	3,614,461	3,631,767

	December 31, 2023
(dollars in thousands)	Accruing 30-59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$74	-	-	-	631,583	631,657
Non-owner occupied RE	8,102	-	-	1,423	933,004	942,529
Construction	-	-	-	-	150,680	150,680
Business	567	-	-	319	499,275	500,161
Consumer
Real estate	1,750	-	-	985	1,079,694	1,082,429
Home equity	601	30	-	1,236	181,137	183,004
Construction	-	-	-	-	63,348	63,348
Other	25	25	-	-	48,769	48,819
Total loans	$11,119	55	-	3,963	3,587,490	3,602,627
As of December 31, 2024 and December 31, 2023, loans 30 days or more past due represented 0.25% and 0.37% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.07% and 0.27% of the Company’s total loan portfolio as of December 31, 2024 and December 31, 2023, respectively. Consumer loans 30 days or more past due were 0.18% and 0.09% of total loans as of December 31, 2024 and December 31, 2023, respectively.

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

	December 31,
(dollars in thousands)	2024	2023
Nonaccrual loans	$10,877	3,963
Other real estate owned	-	-
Total nonperforming assets	$10,877	3,963
Nonperforming assets as a percentage of:
Total assets	0.27%	0.10%
Gross loans	0.30%	0.11%
Total loans over 90 days past due	$2,641	1,300
Loans over 90 days past due and still accruing	-	-

The table below summarizes nonaccrual loans by major categories for the periods presented.

	December 31, 2024				December 31, 2023
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	loans	loans	Total	loans	loans	Total
	with no	with an	nonaccrual	with no	with an	nonaccral
(dollars in thousands)	allowance	allowance	loans	allowance	allowance	loans
Commercial
Non-owner occupied RE	$5,844	1,797	7,641	$653	770	1,423
Business	-	1,016	1,016	164	155	319
Total commercial	5,844	2,813	8,657	817	925	1,742
Consumer
Real estate	1,526	382	1,908	-	985	985
Home equity	312	-	312	343	893	1,236
Total consumer	1,838	382	2,220	343	1,878	2,221
Total nonaccrual loans	$7,682	3,195	10,877	$1,160	2,803	3,963

Foregone interest income on the nonaccrual loans for the year ended December 31, 2024 was approximately $200,000 and approximately $73,000 for the same period in 2023. We did not recognize interest income on nonaccrual loans for the twelve months ended December 31, 2024 and December 31, 2023. Accrued interest of approximately $113,000 was reversed during the twelve months ended December 31, 2024 and approximately $71,000 was reversed during the twelve months ended December 31, 2023.

Modifications to Borrowers Experiencing Financial Difficulty

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

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses due to the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Loan modifications to borrowers experiencing financial difficulty were not material for the twelve months ended December 31, 2024 and December 31, 2023.

Allowance for Credit Losses

The following table summarizes the activity related to the allowance for credit losses for the years ended December 31, 2024 and December 31, 2023 under the CECL methodology. The $500,000 provision for credit losses for the 12 months ended December 31, 2024 was driven primarily by $29.1 million in loan growth for the year, while the $2.2 million provision for credit losses for the 12 months ended December 31, 2023 was driven primarily by $329.3 million in loan growth for the year. In addition, expected loss rates declined during both years due to historically low charge-offs.

				For the years ended December 31, 2024
	Commercial								Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$6,118	11,167	1,594	7,385	10,647	2,600	677	494	40,682
Provision for credit losses	(636)	81	(654)	828	1,712	(155)	(562)	(114)	500
Loan charge-offs	-	(1,029)	-	(580)	-	(45)	-	(80)	(1,734)
Loan recoveries	-	-	-	112	-	255	-	99	466
Net loan recoveries (charge-offs)	-	(1,029)	-	(468)	-	210	-	19	(1,268)
Balance, end of period	$5,482	10,219	940	7,745	12,359	2,655	115	399	39,914
Net charge-offs to average loans (annualized)									0.04%
Allowance for credit losses to gross loans									1.10%
Allowance for credit losses to nonperforming loans									366.94%

				For the years ended December 31, 2023
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$5,867	10,376	1,292	7,861	9,487	2,551	893	312	38,639
Provision for credit losses	251	848	302	(755)	1,160	422	(216)	197	2,209
Loan charge-offs	-	(242)	-	(65)	-	(438)	-	(16)	(761)
Loan recoveries	-	185	-	344	-	65	-	1	595
Net loan recoveries (charge-offs)	-	(57)	-	279	-	(373)	-	(15)	(166)
Balance, end of period	$6,118	11,167	1,594	7,385	10,647	2,600	677	494	40,682
Net recoveries to average loans (annualized)									0.00%
Allowance for credit losses to gross loans									1.13%
Allowance for credit losses to nonperforming loans									1026.55%

				For the years ended December 31, 2022
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$4,700	10,518	625	4,887	7,083	1,697	578	320	30,408
Adjustment for CECL	(313)	333	154	1,057	(294)	438	130	(5)	1,500
Provision for credit losses	1,480	(2,015)	513	1,764	2,698	663	185	87	5,375
Loan charge-offs	-	-	-	(55)	-	(339)	-	(91)	(485)
Loan recoveries	-	1,540	-	208	-	92	-	1	1,841
Net loan recoveries (charge-offs)	-	1,540	-	153	-	(247)	-	(90)	1,356
Balance, end of period	$5,867	10,376	1,292	7,861	9,487	2,551	893	312	38,639
Net recoveries to average loans (annualized)									(0.05%)
Allowance for credit losses to gross loans									1.18%
Allowance for credit losses to nonperforming loans									1470.84%

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

The following table presents an analysis of collateral-dependent loans of the Company as of December 31, 2024 and December 31, 2023.

			December 31, 2024
	Real	Business
(dollars in thousands)	estate	assets	Other	Total
Commercial
Non-owner occupied RE	$7,641	-	-	7,641
Business	460	556	-	1,016
Total commercial	8,101	556	-	8,657
Consumer
Real estate	1,908	-	-	1,908
Home equity	312	-	-	312
Total consumer	2,220	-	-	2,220
Total collateral dependent loans	$10,321	556	-	10,877

			December 31, 2023
	Real	Business
(dollars in thousands)	estate	assets	Other	Total
Commercial
Non-owner occupied RE	$720	-	-	720
Business	164	-	-	164
Total commercial	884	-	-	884
Consumer
Real estate	166	-	-	166
Home equity	343	-	-	343
Total consumer	509	-	-	509
Total collateral dependent loans	$1,393	-	-	1,393

Allowance for Credit Losses - Unfunded Loan Commitments

The allowance for credit losses for unfunded loan commitments was $1.5 million and $1.8 million at December 31, 2024 and 2023, respectively, and is separately classified on the balance sheet within other liabilities. The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the twelve months ended December 31, 2024 and December 31, 2023.

	For the years ended December 31,
(dollars in thousands)	2024	2023	2022
Balance, beginning of period	$1,831	2,780	-
Adjustment for adoption of CECL	-	-	2,000
Provision for (reversal of) credit losses	(375)	(949)	780
Balance, end of period	$1,456	1,831	2,780
Unfunded Loan Commitments	719,084	724,606	878,324
Reserve for Unfunded Commitments to Unfunded Loan Commitments	0.20%	0.25%	0.32%
NOTE 5 – Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
(dollars in thousands)	2024	2023
Land	$11,244	11,244
Buildings	54,932	54,630
Leasehold improvements	5,789	5,762
Furniture and equipment	22,304	21,863
Software	409	409
Construction in process	56	130
Accumulated depreciation and amortization	(26,547)	(21,907)
Property and equipment, excluding ROU assets	68,187	72,131
ROU assets	20,607	22,170
Total property and equipment	$88,794	94,301

Construction in process at December 31, 2024 and 2023 consisted primarily of costs associated with information technology projects that will be completed in 2025. Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was $4.7 million, respectively. Depreciation and amortization are charged to operations utilizing a straight-line method over the estimated useful lives of the assets. The estimated useful lives for the principal items follow:

Type of Asset	Life in Years
Software	3
Furniture and equipment	5 to 7
Leasehold improvements	5 to 15
Buildings	40

NOTE 6 – Leases

The Company had operating right-of-use (“ROU”) assets, included in property and equipment, of $20.6 million and $22.2 million as of December 31, 2024 and 2023, respectively.  The Company had lease liabilities, included in other liabilities, of $23.2 million and $24.6 million as of December 31, 2024 and 2023, respectively. We maintain operating leases on land and buildings for various office spaces. The lease agreements have maturity dates ranging from April 2025 to February 2032, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 4.95 years and 5.91 years as of December 31, 2024 and 2023, respectively. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term. The ROU assets also include any initial direct costs incurred and lease payments made at or before commencement date and are reduced by any lease incentives.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term at implementation of the accounting standard and as of the lease commencement date for leases subsequently entered into. The weighted average discount rate for leases was 2.28% and 2.94% as of December 31, 2024 and 2023, respectively.

Total operating lease costs were $2.4 million for the years ended December 31, 2024 and 2023, respectively.

Operating lease payments due as of December 31, 2024 were as follows:

Operating
(dollars in thousands)	Leases
2025	$2,157
2026	2,210
2027	2,267
2028	2,015
2029	1,501
Thereafter	18,686
Total undiscounted lease payments	28,836
Discount effect of cash flows	5,610
Total lease liability	$23,226

NOTE 7 – Deposits

The following is a detail of the deposit accounts:

	December 31,
(dollars in thousands)	2024	2023
Noninterest bearing	$683,081	674,167
Interest bearing:
NOW accounts	314,588	310,218
Money market accounts	1,438,530	1,605,278
Savings	31,976	31,669
Time deposits	967,590	758,232
Total deposits	$3,435,765	3,379,564

At December 31, 2024 and 2023, time deposits greater than $250,000 were $774.0 million and $568.1 million, respectively.

Also, at December 31, 2024, the Company had $550.3 million deposits in brokered deposits, or deposits that were obtained outside the Company’s primary market, while at December 31, 2023 the Company had $379.4 million in brokered deposits. Interest expense on time deposits greater than $250,000 was $34.8 million for the year ended December 31, 2024, $22.5 million for the year ended December 31, 2023, and $3.2 million for the year ended December 31, 2022.

At December 31, 2024 the scheduled maturities of time deposits are as follows:

(dollars in thousands)
2025	$741,679
2026	113,327
2027	29,416
2028	81,005
2029	2,163
Total time deposits	$967,590

NOTE 8 – Federal Home Loan Bank Advances and Other Borrowings

At December 31, 2024, we had $240.0 million of convertible fixed rate FHLB advances with a weighted average rate of 3.74%, while at December 31, 2023 we had $275.0 million in FHLB advances with a weighted average rate of 3.89%. Of the $275.0 million outstanding at December 31, 2023, $35.0 million was at a variable rate and $240.0 million was at fixed rates. At December 31, 2024, the $240.0 million was secured with approximately $1.29 billion of mortgage loans and $14.5 million of stock in the FHLB. At December 31, 2023, the $275.0 million was secured with approximately $1.25 billion of mortgage loans and $16.1 million of stock in the FHLB. Listed below is a summary of the terms and maturities of the advances outstanding at December 31, 2024 and 2023.

	December 31,
(dollars in thousands)	2024		2023
Maturity	Amount	Rate	Amount	Rate
February 29, 2024	$-	-	$35,000	5.57%
April 28, 2028	40,000	3.51%	40,000	3.51%
May 15, 2028	-	-	35,000	3.13%
June 28, 2028	40,000	3.54%	40,000	3.54%
July 10, 2028	-	-	45,000	3.78%
July 10, 2028	40,000	3.87%	40,000	3.87%
July 10, 2028	40,000	3.96%	40,000	3.96%
May 15, 2029	35,000	3.90%	-	-
July 10, 2029	45,000	3.69%	-	-
Total FHLB advances outstanding	$240,000	3.74%	$275,000	3.89%

NOTE 9 – Subordinated Debentures

On June 26, 2003, Greenville First Statutory Trust I (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of June 26, 2033. At December 31, 2024, the interest rate was 7.77% and is indexed to the Three-month SOFR rate on the determination date plus 3.10% and adjusted quarterly. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $6.2 million junior subordinated debentures.

On December 22, 2005, Greenville First Statutory Trust II (a non-consolidated subsidiary) issued $7.0 million floating rate trust preferred securities with a maturity of December 22, 2035. At December 31, 2024, the interest rate was 6.03% and is indexed to the Three-month SOFR rate on the determination date plus 1.44% and adjusted quarterly. The Company received from the Trust the $7.0 million proceeds from the issuance of the securities and the $217,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $7.2 million junior subordinated debentures.

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

The Notes have a ten-year term and, from and including the date of issuance to but excluding September 30, 2024, will bear interest at a fixed annual rate of 4.75%, payable semi-annually in arrears, for the first five years of the term. From and including September 30, 2024 to but excluding the maturity date or early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to a benchmark rate (the Three-Month Term SOFR) plus 340.8 basis points (8.00% at December 31, 2024), payable quarterly in arrears. As provided in the Notes, the interest rate on the Notes during the applicable floating rate period may be determined based on a rate other than Three-Month Term SOFR. The Purchase Agreement contains certain customary representations, warranties and covenants made by the Company, on the one hand, and the Purchasers, severally and not jointly, on the other hand.

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

The Notes were issued under an Indenture, dated September 30, 2019 (the “Indenture”), by and between the Company and UMB Bank, National Association, as trustee. The Notes are not subject to any sinking fund and are not convertible into or, other than with respect to the Exchange Notes, exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Notes are not subject to redemption at the option of the holder. The Notes are unsecured, subordinated obligations of the Company only and are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes rank junior in right to payment to the Company’s current and future senior indebtedness. The Notes are intended to qualify as Tier 2 capital for regulatory capital purposes for the Company; however, the amount that is eligible to be included in Tier 2 capital will be reduced by 20% each year during the last five years before maturity date of the Notes beginning in the quarter ended December 31, 2024.

On September 30, 2024, in conjunction with the semi-annual interest payment, the Company redeemed $11.5 million of the outstanding subordinated debt.

NOTE 10 – Unused Lines of Credit

At December 31, 2024, the Company had six lines of credit to purchase federal funds that totaled $128.5 million which were unused at December 31, 2024. The lines of credit are available on a one to 14 day basis for general corporate purposes of the Company. The lenders have reserved the right to withdraw the line at their option. The Company has an additional line of credit with the FHLB to borrow funds, subject to a pledge of qualified collateral. The Company has collateral that would support approximately $807.5 million in additional borrowings with the FHLB at December 31, 2024.

At December 31, 2024, we had $210.8 million pledged and available with the Federal Reserve Discount Window. Comparatively, at December 31, 2023, we had $227.1 million pledged and available with the Federal Reserve Discount Window. At December 31, 2023, we had $13.0 million of marketable investment securities pledged in the Federal Reserve’s Bank Term Funding Program which closed on March 11, 2024.

The Company also has an unsecured, interest only line of credit for $15 million with another financial institution which was unused at December 31, 2024. The line bears interest at the U.S. Prime Rate plus 0.25% and was renewed to March 5, 2026. The loan agreement contains various financial covenants related to capital, earnings and asset quality.

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

The Company entered into a pay-fixed portfolio layer method (“PLM”) fair value swap, designated as a hedging instrument, with a total notional amount of $200.0 million in the second quarter of 2023. The hedging instrument matures on May 25, 2028. The Company entered into a second pay-fixed PLM fair value swap, designated as a hedging instrument, with a total notional amount of $100.0 million in the third quarter of 2024. The hedging instrument matures on August 27, 2027. Under the PLM method, the hedged item is designated as a hedged layer of a closed portfolio of financial loans that is anticipated to remain outstanding for the designated hedged period. Adjustments are made to record the swap at fair value on the consolidated balance sheets, with changes in fair value recognized in interest income. The carrying value of the fair value swap on the consolidated balance sheets will also be adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk.

The following table represents the carrying value of the PLM hedged asset and liability and the cumulative fair value hedging adjustment included in the carrying value of the hedged instrument as of December 31, 2024 and December 31, 2023.

				December 31,
	2024		2023
(dollars in thousands)	Carrying Amount	Hedged Asset	Carrying Amount	Hedged Liability
Fixed Rate Asset/Liability[1]	$303,698	3,698	199,518	482
[1]	These amounts included the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of the assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of December 31, 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $665.7 million, the cumulative basis adjustment associated with this hedging relationship was $3.7 million, and the amount of the designated hedged item was $300.0 million.

The following table summarizes the Company’s outstanding financial derivative instruments at December 31, 2024 and December 31, 2023.

	December 31, 2024
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives designated as hedging instruments:
Fair value swap	$300,000	Other assets	$3,698

Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	15,841	Other assets	188
MBS forward sales commitments	10,500	Other assets	40
Total derivative financial instruments	$326,341		$3,926

	December 31, 2023
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives designated as hedging instruments:
Fair value swap	$200,000	Other liabilities	$(482)

Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	12,973	Other assets	159
MBS forward sales commitments	10,000	Other liabilities	(68)
Total derivative financial instruments	$222,973		$(391)

Accrued interest receivable related to the interest rate swap as of December 31, 2024 and 2023 totaled $259,000 and $285,000, respectively, and is excluded from the fair value presented in the table above.

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

The following table summarizes the effect of the fair value hedging relationship recognized in the consolidated statements of income for the twelve months ended December 31, 2024 and December 31, 2023.

	For the years ended December 31,
(dollars in thousands)	2024	2023
Gain (loss) on fair value hedging relationship:
Hedged asset/(liability)	$3,698	(482)
Fair value derivative designated as hedging instrument	(3,668)	511
Total gain recognized in interest income on loans	$30	29

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Corporate bonds	$-	1,927	-	1,927
US treasuries	-	908	-	908
US government agencies	-	15,795	-	15,795
State and political subdivisions	-	19,322	-	19,322
Asset-backed securities	-	36,538	-	36,538
Mortgage-backed securities	-	57,637	-	57,637
Mortgage loans held for sale	-	4,565	-	4,565
Mortgage loan interest rate lock commitments	-	188	-	188
Derivative asset	-	3,698	-	3,698
MBS forward sales commitments	-	40	-	40
Total assets measured at fair value on a recurring basis	$-	140,618	-	140,618

The Company had no liabilities recorded at fair value on a recurring basis as of December 31, 2024.

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Corporate bonds	$-	1,910	-	1,910
US treasuries	-	9,394	-	9,394
US government agencies	-	18,656	-	18,656
State and political subdivisions	-	19,741	-	19,741
Asset-backed securities	-	33,236	-	33,236
Mortgage-backed securities	-	51,765	-	51,765
Mortgage loans held for sale	-	7,194	-	7,194
Mortgage loan interest rate lock commitments	-	159	-	159
Total assets measured at fair value on a recurring basis	$-	142,055	-	142,055
Liabilities
Derivative liability	$-	482	-	482
MBS forward sales commitments	-	68	-	68
Total liabilities measured at fair value on a recurring basis	$-	550	-	550

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset based lender with real estate serving as collateral on approximately 84% of loans as of December 31, 2024. Loans which are deemed to be individually evaluated are valued net of the allowance for credit losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated loans	$-	9,139	1,127	10,266
Total assets measured at fair value on a nonrecurring basis	$-	9,139	1,127	10,266

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated loans	$-	1,160	2,976	4,136
Total assets measured at fair value on a nonrecurring basis	$-	1,160	2,976	4,136

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2024 and 2023, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company’s financial instruments at December 31, 2024 and 2023 are as follows:

			December 31, 2024
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$19,490	19,490	-	-	19,490
Loans(1)	3,579,640	3,319,602	-	-	3,319,602
Financial Liabilities:
Deposits	3,435,765	3,158,893	-	3,158,893	-
Subordinated debentures	24,903	27,539	-	27,539	-

	December 31, 2023
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$19,939	19,939	-	-	19,939
Loans(1)	3,557,120	3,337,768	-	-	3,337,768
Financial Liabilities:
Deposits	3,379,564	2,961,182	-	2,961,182	-
Subordinated debentures	36,322	40,712	-	40,712	-
(1)	Carrying amount is net of the allowance for credit losses and individually evaluated loans.

NOTE 13 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2024, 2023, and 2022. Dilutive common shares arise from the potentially dilutive effect of the Company’s outstanding stock options and unvested restricted stock. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

At December 31, 2024, 2023, and 2022, options totaling 153,755, 269,072, and 131,433, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value. These options were therefore excluded from the diluted earnings per share calculation.

	For the years ended December 31,
(dollars in thousands, except share data)	2024	2023	2022
Numerator:
Net income	$15,530	13,426	29,115
Net income available to common shareholders	$15,530	13,426	29,115
Denominator:
Weighted-average common shares outstanding - basic	8,080,623	8,046,633	7,958,294
Common stock equivalents	36,434	31,821	113,396
Weighted-average common shares outstanding - diluted	8,117,057	8,078,454	8,071,690
Earnings per common share:
Basic	$1.92	1.67	3.66
Diluted	$1.91	1.66	3.61

NOTE 14 – Commitments and Contingencies

The Company has an agreement with a data processor which expires in 2028 to provide certain item processing, electronic banking, and general ledger processing services. Components of this contract vary based on transaction and account volume, monthly charges and certain termination fees.

The Company has commitments with various investment partners under the Small Business Investment Company (“SBIC”) and the Rural Business Investment Company (“RBIC”) programs for which we have committed to make capital contributions from time to time. These commitments totaled approximately $1.2 million at December 31, 2024.

The Company may be subject to litigation and claims in the normal course of business. As of December 31, 2024, management believes there is no material litigation pending.

NOTE 15 – Income Taxes

The components of income tax expense were as follows:

	For the years ended December 31,
(dollars in thousands)	2024	2023	2022
Current income taxes:
Federal	$4,992	3,769	8,482
State	623	460	1,273
Total current tax expense	5,615	4,229	9,755
Deferred income benefit	(1,233)	(228)	(757)
Income tax expense	$4,382	4,001	8,998

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate:

	For the years ended December 31,
(dollars in thousands)	2024	2023	2022
Tax expense at statutory rate	$4,182	3,660	8,004
Effect of state income taxes, net of federal benefit	195	364	1,006
Exempt income	13	7	(27)
Effect of stock-based compensation	128	133	42
Other	(136)	(163)	(27)
Income tax expense	$4,382	4,001	8,998

The components of the deferred tax assets and liabilities are as follows:

	December 31,
(dollars in thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$8,636	8,543
Reserve for unfunded commitments	315	384
Unrealized loss on securities available for sale	3,050	3,015
Net deferred loan fees	1,343	1,475
Deferred compensation	1,557	1,458
Accrued bonuses	687	-
Lease liabilities	4,999	5,175
Other	608	479
Total deferred tax assets	21,195	20,529
Deferred tax liabilities:
Property and equipment	2,892	3,334
Hedging transactions	79	74
Prepaid expenses	302	255
ROU assets	4,435	4,656
Other	20	10
Total deferred tax assets	7,728	8,329
Net deferred tax asset	$13,467	12,200

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

A summary of loan transactions with directors and executive officers, including their affiliates is as follows:

	For the years ended December 31,
(dollars in thousands)	2024	2023
Balance, beginning of year	$25,252	17,217
New loans	7,000	17,455
Less loan payments	(7,107)	(9,420)
Balance, end of year	$25,145	25,252

Deposits by executive officers and directors and their related interests at December 31, 2024 and 2023, were $7.0 million and $6.4 million, respectively.

The Company has a land lease with a director on the property for a branch office, with monthly payments of $9,026. In addition, the Company periodically enters into various consulting agreements with the director for development, administration and advisory services related to the purchase of property and construction of current and future branch office sites, including the development of the new bank headquarters in Greenville, South Carolina. There were no payments to the director for these services during 2024 or 2023.

The Company received rent payments from a company of which a director is a private investor and chairman of the board. Rent received totaled $91,000 and $88,000 for the twelve months ended December 31, 2024 and December 31, 2023, respectively.

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

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2024, unfunded commitments to extend credit were approximately $719.1 million, of which $57.5 million is at fixed rates and $661.6 million is at variable rates. At December 31, 2023, unfunded commitments to extend credit were approximately $724.6 million, of which $145.6 million is at fixed rates and $579.0 million is at variable rates. The Company evaluates each client’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. See Note 4 – Loans and Allowance for Credit Losses for additional information on unfunded commitments.

At December 31, 2024 and 2023, there was a $16.2 million and $16.1 million commitment, respectively, under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The fair value of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standing. The total fair value of such instruments is not material.

NOTE 18 – Employee Benefit Plan

On January 1, 2000, the Company adopted the Southern First Bancshares, Inc. Profit Sharing and 401(k) Plan for the benefit of all eligible employees. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan for the years ended December 31, 2024, 2023, and 2022 amounted to $1.1 million, $1.1 million, and $995,000, respectively.

The Company also provides a nonqualified deferred compensation plan for 20 executive officers in the form of a Supplemental Executive Retirement Plan (“SERP”). The SERP provides retirement income for these officers. As of December 31, 2024 and 2023, the Company had an accrued benefit obligation of $7.2 million and $6.9 million, respectively. The Company incurred expenses related to this plan of $417,000 for the year ended December 31, 2024. The Company had a reversal of $1.1 million for the year ended December 31, 2023 and incurred expenses of $284,000 for the twelve months ended December 31, 2022.

NOTE 19 – Stock-Based Compensation

The Company utilizes certain stock incentive plans as long-term retention programs intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options, restricted stock, and restricted stock units. Shares are granted under plans approved by the Company’s shareholders. As of December 31, 2024, there were 258,622 shares available for grant under the 2020 Southern First Bancshares, Inc. Equity Incentive Plan.

Compensation cost is recognized for stock options and restricted stock awards issued to employees and non-employee directors and is measured as the fair value of these awards on their date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used as the fair value of restricted stock awards.  Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option and restricted stock awards.

Stock-based compensation expense was recorded as follows:

	For the years ended December 31,
(dollars in thousands)	2024	2023	2022
Stock option expense	$374	528	927
Restricted stock grant expense	1,909	1,415	1,099
Total stock-based compensation expense	$2,283	1,943	2,026

Stock Options

All stock options have an exercise price that is equal to the closing fair market value of the Company’s stock on the date the options were granted. Options granted under the plans generally vest over a four-year period and expire 10 years from the grant date. The Company did not grant any stock options during the years ended December 31, 2024, 2023, or 2022.

At December 31, 2024, there was $32,000 of total unrecognized compensation cost related to nonvested stock option grants.  The cost is expected to be recognized over a weighted-average period of 0.3 years.  The fair value of stock option grants that vested during 2024, 2023, and 2022 was $576,000, $846,000 and $1.1 million, respectively.

A summary of the status of the stock option plan and changes for the period is presented below:

			For the years ended December 31,
	2024			2023			2022
	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life
Outstanding at beginning of year	331,349	$35.51		427,224	$34.32		464,724	$33.97
Granted	-	-		-	-		-	-
Exercised	(15,250)	17.17		(27,250)	20.18		(32,375)	27.94
Forfeited or expired	(3,500)	41.55		(68,625)	34.15		(5,125)	43.14
Outstanding at end of year	312,599	$36.34	4.1 years	331,349	$35.51	4.9 years	427,224	$34.32	5.7 years
Options exercisable at year-end	288,849	$36.00	4.0 years	267,376	$34.48	4.5 years	287,902	$32.35	4.8 years
Weighted average fair value of options granted during the year		$-			$-			$-
Shares available for grant	258,622			319,058			370,824

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) of 312,599 and 331,349 stock options outstanding at December 31, 2024 and 2023 was $1.4 million and $1.3 million, respectively.  The aggregate intrinsic value of 288,849 and 267,376 stock options exercisable at December 31, 2024 and 2023 was $1.4 million and $1.3 million, respectively.

Restricted Stock Grants

Shares of restricted stock granted to employees under the stock plans are subject to restrictions as to continuous employment for a specified time period following the date of grant.  During this period, the holder is entitled to full voting rights and dividends.

At December 31, 2024, there was $3.9 million of total unrecognized compensation cost related to nonvested restricted stock grants.  The cost is expected to be recognized over a weighted-average period of 2.5 years.

A summary of the status of the Company’s nonvested restricted stock and changes for the years ended December 31, 2024, 2023, and 2022 is as follows:

	December 31,
	2024		2023		2022
	Restricted Shares	Weighted Average Grant-Date Fair Value	Restricted Shares	Weighted Average Grant-Date Fair Value	Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	109,533	$44.40	80,337	$52.53	41,699	$44.71
Granted	65,373	36.47	69,880	37.12	53,376	56.25
Vested	(30,118)	44.72	(21,695)	48.95	(14,213)	43.26
Forfeited	(4,937)	37.95	(18,989)	46.83	(525)	61.14
Nonvested at end of year	139,851	$40.85	109,533	$44.40	80,337	$52.53

Restricted Stock Units

On January 21, 2025, the Company’s Board of Directors amended the 2020 Southern First Bancshares, Inc. Equity Incentive Plan, to, among other things, allow for restricted stock units to be granted. As of December 31, 2024 and December 31, 2023, restricted stock units were unavailable under such plan.

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

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of December 31, 2024, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the Company and the regulatory minimum requirements at December 31, 2024 and 2023.

	Actual		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
The Bank
Total Capital (to risk weighted assets)	$402,629	12.66%	$254,412	8.00%	$318,015	10.00%
Tier 1 Capital (to risk weighted assets)	362,875	11.41%	190,809	6.00%	254,412	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	362,875	11.41%	143,107	4.50%	206,709	6.50%
Tier 1 Capital (to average assets)	362,875	8.75%	165,941	4.00%	207,426	5.00%

The Company
Total Capital (to risk weighted assets)	403,867	12.70%	254,392	8.00%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	354,916	11.16%	190,794	6.00%	n/a	n/a
Common Equity Tier 1 Capital (to risk weighted assets)	341,916	10.75%	143,096	4.50%	n/a	n/a
Tier 1 Capital (to average assets)	354,916	8.55%	165,963	4.00%	n/a	n/a

	Actual		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
The Bank
Total Capital (to risk weighted assets)	$390,197	12.28%	$254,278	8.00%	$317,847	10.00%
Tier 1 Capital (to risk weighted assets)	350,455	11.03%	190,708	6.00%	254,278	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	350,455	11.03%	143,031	4.50%	206,601	6.50%
Tier 1 Capital (to average assets)	350,455	8.47%	165,414	4.00%	206,767	5.00%

The Company
Total Capital (to risk weighted assets)	399,551	12.57%	254,278	8.00%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	336,809	10.60%	190,708	6.00%	n/a	n/a
Common Equity Tier 1 Capital (to risk weighted assets)	323,809	10.19%	143,031	4.50%	n/a	n/a
Tier 1 Capital (to average assets)	336,809	8.14%	165,436	4.00%	n/a	n/a

NOTE 22 – Parent Company Financial Information

Following is condensed financial information of Southern First Bancshares, Inc. (parent company only):

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2024	2023
Assets
Cash and cash equivalents	$3,641	9,408
Investment in subsidiaries	351,806	339,516
Other assets	149	146
Total assets	$355,596	349,070
Liabilities and Shareholders’ Equity
Accrued expenses	$249	281
Subordinated debentures	24,903	36,322
Shareholders’ equity	330,444	312,467
Total liabilities and shareholders’ equity	$355,596	$349,070

Condensed Statements of Income

	For the years ended December 31,
(dollars in thousands)	2024	2023	2022
Revenues
Interest income	$12	15	20
Total revenue	12	15	20
Expenses
Interest expense	2,149	2,197	1,730
Other expenses	255	249	240
Total expenses	2,404	2,446	1,970
Income tax benefit	502	511	409
Loss before equity in undistributed net income of subsidiaries	(1,890)	(1,920)	(1,541)
Equity in undistributed net income of subsidiaries	17,420	15,346	30,656
Net income	$15,530	13,426	29,115

Condensed Statements of Cash Flows

	For the years ended December 31,
(dollars in thousands)	2024	2023	2022
Operating activities
Net income	$15,530	13,426	29,115
Adjustments to reconcile net income to cash provided by operating activities
Equity in undistributed net income of subsidiaries	(17,420)	(15,346)	(30,656)
Compensation expense related to stock options and restricted stock grants	2,283	1,943	2,026
Increase in other assets	(3)	(125)	-
Increase in accrued expenses	49	110	113
Net cash provided by operating activities	439	8	598
Investing activities
Investment in subsidiaries, net	5,000	(5,000)	-
Net cash provided by (used for) investing activities	5,000	(5,000)	-
Financing activities
Proceeds from the exercise of stock options and warrants	294	518	905
Decrease in subordinated debentures	(11,500)	-	-
Net cash (used) provided by financing activities	(11,206)	518	905
Net (decrease) increase in cash and cash equivalents	(5,767)	(4,474)	1,503
Cash and cash equivalents, beginning of year	9,408	13,882	12,379
Cash and cash equivalents, end of year	$3,641	9,408	13,882

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

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

ITEM 1.01 Entry into a Material Definitive Agreement.

On February 28, 2025, the Company entered into a Modification of Loan (the “Modification Agreement”) amending both the Loan Agreement (“Loan Agreement”) and the Promissory Note (the “Promissory Note”), each dated as of December 28, 2023, by and between the Company and TIB, National Association (the “Lender”). The Loan Agreement and Promissory Note provide for a revolving multiple advances loan of up to an aggregate principal amount of $15.0 million. Reference is made to Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed January 3, 2024, which are incorporated herein by reference, for a further description of the Loan Agreement and Promissory Note with the Lender. The definition of capitalized terms, if not so defined herein, may be found in the Modification Agreement.

The Modification Agreement extends the revolving line of credit to a maturity date of March 5, 2026.  The Company also agrees under the Modification Agreement to pay the Lender a Non-Usage Fee of 0.25%, which fee shall be $37,500 less the interest accrued and paid under the Note, and collected on the Maturity Date.  On March 3, 2025, there was a zero principal balance outstanding borrowed under the Promissory Note.

The description contained herein of the Modification Agreement does not purport to be complete and is qualified in its entirety by reference to the terms of such document, a copy of which is filed as an exhibit to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 2.03 Creation of a Direct Financial Obligation.

The relevant disclosure set forth in Item 1.01 above is incorporated herein by reference in response to this Item 2.03

Trading Plans

During the three months ended December 31, 2024, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2025 and is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2025 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

In response to this Item, the information required by Item 201(d) is contained in Item 5 of this report. The other information required by this item is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2025 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2025 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2025 and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements
		The following consolidated financial statements are located in Item 8 of this report.
		Management’s Report on Internal Control Over Financial Reporting
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of December 31, 2024 and 2023
		Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
		Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022
		Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
		Notes to the Consolidated Financial Statements
	(2)	Financial Statement Schedules
		These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.
	(3)	Exhibits
		See the “Exhibit Index” immediately following the signature page of this report.

EXHIBIT INDEX

3.1	Amended and Restated Articles, as amended, of Southern First Bancshares, Inc. (effective May 30, 2024). (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on July 31, 2024).

3.2	Amended and Restated Bylaws dated March 18, 2008 (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-K filed March 24, 2008).

3.3	Amendment to Amended and Restated Bylaws dated March 18, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on November 2, 2020).

4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K filed on March 2, 2020).

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form SB-2, File No. 333-83851).

4.3	Indenture dated as of September 30, 2019 between Southern First Bancshares, Inc. and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 30, 2019).

4.4	Form of 4.75% Fixed-to-Floating Subordinated Note due 2029 of Southern First Bancshares, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on September 30, 2019).

4.5	Form of Global 4.75% Fixed-to-Floating Subordinated Note due 2029 of Southern First Bancshares, Inc. (incorporated by reference to the Exhibit 2 to Exhibit 4.1 of the Company’s Form 8-K filed on September 30, 2019).

10.1	Southern First Bancshares, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed April 6, 2010).*

10.2	Amendment to Southern First Bancshares, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 15, 2014).*

10.3	Amendment to Southern First Bancshares, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 14, 2015).*

10.4	Form of Award Agreement for Stock Options (incorporated by reference to Exhibit 4.6 of the Company’s Form S-8 filed on August 12, 2010).*

10.5	Form of Award Agreement for Restricted Stock (incorporated by reference to Exhibit 4.7 of the Company’s Form S-8 filed on August 12, 2010).*

10.6	Sublease Agreement between Greenville First Bank, N.A. and Augusta Road Holdings, LLC dated February 26, 2004 (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-QSB for the period ended June 30, 2004).

10.7	R. Arthur Seaver, Jr. Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed October 3, 2013).*

10.8	Calvin C. Hurst Employment Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 1, 2023).*

10.9	Amendment to Employment Agreement by and between Southern First Bank and Calvin C. Hurst, dated May 6, 2024 (incorporated by reference to Exhibit 10.2 of Southern First Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 7, 2024).*

10.10	Form of Split Dollar Agreement between certain executives and Southern First Bancshares, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 18, 2009).*

10.11	Form of Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 23, 2008).*

10.12	Form of First Amendment to Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed December 23, 2008).*

10.13	Michael D. Dowling Salary Continuation Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 3, 2013).*

10.14	R. Arthur Seaver, Jr. Second Amendment to Salary Continuation Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed October 3, 2013).*

10.15	Southern First Bancshares, Inc. 2016 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 12, 2016).*

10.16	Form of Award Agreement for Stock Options (incorporated by reference to Exhibit 4.6 of the Company’s Form S-8 filed on August 18, 2016).*

10.17	Form of Award Agreement for Restricted Stock (incorporated by reference to Exhibit 4.7 of the Company’s Form S-8 filed on August 18, 2016).*

10.18	Amendment dated as of January 31, 2019 to R. Arthur Seaver, Jr. Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 6, 2019).*

10.19	William Marion Aiken, III Employment Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 2, 2023).*

10.20	Amendment to Employment Agreement by and between Southern First Bank and William M. Aiken, III, dated May 6, 2024 (incorporated by reference to Exhibit 10.3 of Southern First Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 7, 2024).*

10.21	Form of Subordinated Note Purchase Agreement dated as of September 30, 2019 by and among Southern First Bancshares, Inc. and certain qualified institutional buyers and accredited investors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 30, 2019).

10.22	Form of Registration Rights Agreement dated as of September 30, 2019 by and among Southern First Bancshares, Inc. and certain qualified institutional buyers and accredited investors (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 30, 2019).

10.23	Loan Agreement, dated as of December 28, 2023, by and between Southern First Bancshares, Inc. and TIB, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 3, 2024).

10.24	Promissory Note, dated as of December 28, 2023, by and between Southern First Bancshares, Inc. and TIB, National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 3, 2024).

10.25	Pledge Agreement, dated as of December 28, 2023, by and between Southern First Bancshares, Inc. and TIB, National Association (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 3, 2024).

10.26	Amendment to the Southern First Bancshares, Inc. 2020 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders filed on April 3, 2024).*

10.27	Employment Agreement by and between Southern First Bank and Christian Zych, dated May 6, 2024 (incorporated by reference to Exhibit 10.1 of Southern First Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 7, 2024).*

10.28	Amendment to the Southern First Bancshares, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 24, 2025).*

10.29	Form of Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 24, 2025).*

10.30	Modification of Loan, dated as of February 28, 2025, by and between the Company and TIB, National Association.

19.1	Insider Trading Policy.

21	Subsidiaries.

23	Consent of Independent Public Accountants.

24	Power of Attorney (contained herein as part of the signature pages).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.

97	Incentive Compensation Recovery Policy, effective November 21, 2023 (incorporated by reference to Exhibit 97 of the Company’s Form 10-K filed on March 5, 2024.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2023, 2022, and 2021, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021, and (iv) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*        Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.

Date: March 3, 2025	By:	/s/R. Arthur Seaver, Jr.
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

Signature	Title	Date

/s/R. Arthur Seaver, Jr.	Director, Chief Executive Officer	March 3, 2025
R. Arthur Seaver, Jr.	(Principal Executive Officer)

/s/Christian J. Zych	Chief Financial Officer	March 3, 2025
Christian J. Zych	(Principal Financial Officer)

/s/Julie A. Fairchild	Chief Accounting Officer	March 3, 2025
Julie A. Fairchild	(Principal Accounting Officer)

/s/Andrew B. Cajka, Jr.	Director	March 3, 2025
Andrew B. Cajka, Jr.

/s/Mark A. Cothran	Director	March 3, 2025
Mark A. Cothran

/s/Leighton M. Cubbage	Director	March 3, 2025
Leighton M. Cubbage

/s/David G. Ellison	Director	March 3, 2025
David G. Ellison

/s/Anne S. Ellefson	Director	March 3, 2025
Anne S. Ellefson

/s/ Terry Grayson-Caprio	Director	March 3, 2025
Terry Grayson-Caprio

/s/Tecumseh Hooper, Jr.	Director	March 3, 2025
Tecumseh Hooper, Jr.

/s/Rudolph G. Johnstone, III M.D.	Director	March 3, 2025
Rudolph G. Johnstone, III, M.D.

/s/ Ray A. Lattimore	Director	March 3, 2025
Ray A. Lattimore

/s/Anna T. Locke	Director	March 3, 2025
Anna T. Locke

/s/ William A. Maner, IV	Director	March 3, 2025
William A. Maner, IV

/s/James B. Orders, III	Director, Chairman	March 3, 2025
James B. Orders, III