Form 10-Q
period 2025-03-31
SOUTHERN FIRST BANCSHARES INC
filed 2025-05-05
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

8,168,865 shares of common stock, par value $0.01 per share, were issued and outstanding as of May 2, 2025.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
March 31, 2025 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except share data)	2025	2024
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$24,904	22,553
Federal funds sold	263,612	128,452
Interest-bearing deposits with banks	16,541	11,858
Total cash and cash equivalents	305,057	162,863
Investment securities:
Investment securities available for sale	131,290	132,127
Other investments	19,927	19,490
Total investment securities	151,217	151,617
Mortgage loans held for sale	11,524	4,565
Loans	3,683,919	3,631,767
Less allowance for credit losses	(40,687)	(39,914)
Loans, net	3,643,232	3,591,853
Bank owned life insurance	54,473	54,070
Property and equipment, net	87,369	88,794
Deferred income taxes, net	13,080	13,467
Other assets	18,359	20,364
Total assets	$4,284,311	4,087,593
LIABILITIES
Deposits	$3,620,886	3,435,765
FHLB advances and related debt	240,000	240,000
Subordinated debentures	24,903	24,903
Other liabilities	60,924	56,481
Total liabilities	3,946,713	3,757,149
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 20,000,000 shares authorized, 8,168,865 shares issued and outstanding at March 31, 2025; 20,000,000 shares authorized, 8,164,872 shares issued and outstanding at December 31, 2024.	82	82
Nonvested restricted stock	(3,372)	(3,884)
Additional paid-in capital	124,561	124,641
Accumulated other comprehensive loss	(10,016)	(11,472)
Retained earnings	226,343	221,077
Total shareholders’ equity	337,598	330,444
Total liabilities and shareholders’ equity	$4,284,311	4,087,593

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months
	ended March 31,
(dollars in thousands, except share data)	2025	2024
Interest income
Loans	$47,085	45,605
Investment securities	1,403	1,478
Federal funds sold and interest-bearing deposits with banks	1,159	1,280
Total interest income	49,647	48,363
Interest expense
Deposits	23,569	26,932
Borrowings	2,695	2,786
Total interest expense	26,264	29,718
Net interest income	23,383	18,645
Provision for (reversal of) credit losses	750	(175)
Net interest income after provision for (reversal of) credit losses	22,633	18,820
Noninterest income
Mortgage banking income	1,424	1,164
Service fees on deposit accounts	539	387
ATM and debit card income	552	544
Income from bank owned life insurance	403	377
Other income	196	192
Total noninterest income	3,114	2,664
Noninterest expenses
Compensation and benefits	11,304	10,857
Occupancy	2,548	2,557
Outside service and data processing costs	2,037	1,846
Insurance	1,010	955
Professional fees	509	618
Marketing	374	369
Other	1,054	898
Total noninterest expenses	18,836	18,100
Income before income tax expense	6,911	3,384
Income tax expense	1,645	862
Net income	$5,266	2,522
Earnings per common share
Basic	$0.65	0.31
Diluted	0.65	0.31
Weighted average common shares outstanding
Basic	8,078,355	8,110,249
Diluted	8,110,514	8,141,921

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended March 31,
(dollars in thousands)	2025	2024
Net income	$5,266	2,522
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	1,842	(578)
Tax benefit (expense)	(386)	123
Other comprehensive income (loss)	1,456	(455)
Comprehensive income	$6,722	2,067

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	For the three months ended March 31,
	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2023	8,088,186	$81	-	$-	$(3,596)	$121,777	$(11,342)	$205,547	$312,467
Net income	-	-	-	-	-	-	-	2,522	2,522
Proceeds from exercise of stock options	11,000	-	-	-	-	167	-	-	167
Issuance of restricted stock, net of forfeitures	56,923	1	-	-	(2,112)	2,111	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	451	-	-	-	451
Compensation expense related to stock options, net of tax	-	-	-	-	-	104	-	-	104
Other comprehensive loss	-	-	-	-	-	-	(455)	-	(455)
March 31, 2024	8,156,109	$82	-	$-	$(5,257)	$124,159	$(11,797)	$208,069	$315,256
December 31, 2024	8,164,872	$82	-	$-	$(3,884)	$124,641	$(11,472)	$221,077	$330,444
Net income	-	-	-	-	-	-	-	5,266	5,266
Proceeds from exercise of stock options	12,500	-	-	-	-	210	-	-	210
Restricted shares withheld for taxes	(8,507)	-	-	-	-	(315)	-	-	(315)
Share based compensation expense, net of forfeitures	-	-	-	-	512	25	-	-	537
Other comprehensive income	-	-	-	-	-	-	1,456	-	1,456
March 31, 2025	8,168,865	$82	-	$-	$(3,372)	$124,561	$(10,016)	$226,343	$337,598

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the three months ended March 31,
(dollars in thousands)	2025	2024
Operating activities
Net income	$5,266	2,522
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	750	(175)
Depreciation and other amortization	1,169	1,214
Accretion and amortization of securities discounts and premium, net	101	131
Net change in operating leases	24	39
Stock-based compensation expense	537	555
Gain on sale of loans held for sale	(1,269)	(1,014)
Loans originated and held for sale	(46,715)	(36,524)
Proceeds from sale of loans held for sale	41,025	32,890
Increase in cash surrender value of bank owned life insurance	(403)	(377)
Decrease in deferred tax asset	1	-
Decrease (increase) in other assets	2,280	(3,690)
Increase in other liabilities	4,816	1,505
Net cash provided by (used for) operating activities	7,582	(2,924)
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(52,404)	(41,380)
Purchase of property and equipment	(141)	(280)
Purchase of investment securities:
Available for sale	-	(5,191)
Other investments	(437)	(4,302)
Payments and maturities, calls and repayments of investment securities:
Available for sale	2,578	13,190
Other investments	-	5,742
Net cash used for investing activities	(50,404)	(32,221)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	185,121	81,117
Decrease in Federal Home Loan Bank advances and other borrowings, net	-	(35,000)
Proceeds from the exercise of stock options	210	167
Restricted shares withheld for taxes	(315)	-
Net cash provided by financing activities	185,016	46,284
Net increase in cash and cash equivalents	142,194	11,139
Cash and cash equivalents at beginning of the period	162,863	156,170
Cash and cash equivalents at end of the period	$305,057	167,309
Supplemental information
Cash paid for
Interest	$26,623	27,617
Schedule of non-cash transactions
Unrealized gain (loss) on securities, net of income taxes	1,456	(455)
Foreclosure of other real estate	275	-

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2025. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

Risk and Uncertainties

In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default within the Company’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company. There were several notable bank failures in 2023, driven primarily by liquidity challenges as depositors rapidly withdrew funds. These failures were exacerbated by the impact of rising interest rates, which left affected banks unable to sell long-term investment securities without incurring significant losses. In response, regulators took steps to stabilize the banking system, including ensuring that losses to the Deposit Insurance Fund used to support uninsured depositors would be recovered through a special assessment on banks, as mandated by law. While the banking disruptions seen in 2023 have largely stabilized, the financial environment remains uncertain, shaped by the Federal Reserve’s cautious approach to interest rates, ongoing inflationary pressures, and persistent concerns around commercial real estate values and refinancing risks. The long-term impact of these developments on the economy, financial institutions, and regulatory frameworks remains uncertain.

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

As of March 31, 2025 and 2024, real estate loans represented 83.7% and 84.3%, respectively, of total loans. However, borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

As of March 31, 2025, the Company’s and the Bank’s capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession, our reported and regulatory capital ratios could be adversely impacted by future credit losses.

The Company maintains access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the subsidiary bank. As of March 31, 2025, the $15.0 million line was unused.

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

Change in Accounting Estimate
During the first quarter of 2025, the Company refined its methodology for estimating the allowance for credit losses (“ACL”) on loans by transitioning from a lifetime probability of default and loss given default model to a discounted cash flow (“DCF”) approach. The Company transitioned to the DCF method as it allows for a better estimation of credit losses through customization among the various inputs by loan segmentation. The DCF model uses regression techniques that relate one or more economic factors to the default rate of various portfolios to build reasonable and supportable forecasts to estimate future losses. The Company determined that the national gross domestic product and unemployment rate were the two economic factors which had the greatest correlation to historical performance for use in the forecasted portion of the model. In addition, the transition to the DCF model allowed the Company to reduce its reliance on qualitative factors and to analyze them on a more granular level, such as by segment. The refinement represents a change in accounting estimate under ASC Topic 250, Accounting Changes and Error Corrections, with prospective application beginning in the period of change. This change in accounting estimate did not have a material effect on the Company’s financial statements.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	March 31, 2025
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,115	-	164	1,951
US treasuries	999	-	73	926
US government agencies	17,239	10	1,467	15,782
State and political subdivisions	22,324	-	2,818	19,506
Asset-backed securities	35,761	46	106	35,701
Mortgage-backed securities	65,531	15	8,122	57,424
Total investment securities available for sale	$143,969	71	12,750	131,290

	December 31, 2024
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,121	-	194	1,927
US treasuries	999	-	91	908
US government agencies	17,540	1	1,746	15,795
State and political subdivisions	22,387	-	3,065	19,322
Asset-backed securities	36,613	36	111	36,538
Mortgage-backed securities	66,988	19	9,370	57,637
Total investment securities available for sale	$146,648	56	14,577	132,127

Contractual maturities and yields on the Company’s investment securities at March 31, 2025 and December 31, 2024 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

							March 31, 2025
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	$1,951	2.03%	$-	-	$-	-	$1,951	2.03%
US treasuries	-	-	926	1.27%	-	-	-	-	926	1.27%
US government agencies	-	-	5,127	1.10%	10,655	4.19%	-	-	15,782	3.19%
State and political subdivisions	465	2.13%	2,023	1.61%	4,870	2.12%	12,148	2.14%	19,506	2.08%
Asset-backed securities	-	-	-	-	3,436	5.24%	32,265	5.57%	35,701	5.53%
Mortgage-backed securities	-	-	6,565	1.27%	8,877	2.86%	41,982	2.45%	57,424	2.38%
Total investment securities	$465	2.13%	$16,592	1.35%	$27,838	3.53%	$86,395	3.57%	$131,290	3.28%
							December 31, 2024
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	$1,927	2.02%	$-	-	$-	-	$1,927	2.02%
US treasuries	-	-	908	1.27%	-	-	-	-	908	1.27%
US government agencies	-	-	5,021	1.10%	10,774	4.51%	-	-	15,795	3.43%
State and political subdivisions	461	2.13%	1,726	1.61%	5,049	2.10%	12,086	2.13%	19,322	2.08%
Asset-backed securities	-	-	23	6.14%	3,420	5.25%	33,095	5.87%	36,538	5.81%
Mortgage-backed securities	-	-	6,549	1.28%	7,548	3.00%	43,540	2.45%	57,637	2.39%
Total investment securities	$461	2.13%	$16,154	1.35%	$26,791	3.73%	$88,721	3.68%	$132,127	3.40%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at March 31, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2025
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,951	$164	1	$1,951	$164
US treasuries	-	-	-	1	926	73	1	926	73
US government agencies	-	-	-	9	10,549	1,467	9	10,549	1,467
State and political subdivisions	2	932	123	31	18,574	2,695	33	19,506	2,818
Asset-backed	5	12,925	57	6	9,014	49	11	21,939	106
Mortgage-backed securities	7	9,355	243	59	44,969	7,879	66	54,324	8,122
Total investment securities	14	$23,212	$423	107	$85,983	$12,327	121	$109,195	$12,750

								December 31, 2024
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,927	$194	1	$1,927	$194
US treasuries	-	-	-	1	908	91	1	908	91
US government agencies	1	2,694	1	9	10,269	1,745	10	12,963	1,746
State and political subdivisions	3	1,436	153	30	17,886	2,912	33	19,322	3,065
Asset-backed	6	15,828	83	5	5,344	28	11	21,172	111
Mortgage-backed securities	6	8,226	409	61	45,360	8,961	67	53,586	9,370
Total investment securities	16	$28,184	$646	107	$81,694	$13,931	123	$109,878	$14,577

At March 31, 2025, the Company had 121 individual investments that were in an unrealized loss position. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on available for sale securities recognized as of March 31, 2025.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	March 31, 2025	December 31, 2024
Federal Home Loan Bank stock	$14,539	14,516
Other nonmarketable investments	4,985	4,571
Investment in Trust Preferred subsidiaries	403	403
Total other investments	$19,927	19,490

The Company has evaluated other investments for impairment and determined that the other investments are not impaired as of March 31, 2025 and that ultimate recoverability of the par value of the investments is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At March 31, 2025, there were no securities pledged as collateral for repurchase agreements from brokers.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At March 31, 2025, mortgage loans held for sale totaled $11.5 million compared to $4.6 million at December 31, 2024.

NOTE 4 – Loans and Allowance for Credit Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $6.0 million as of March 31, 2025 and $6.2 million as of December 31, 2024.

	March 31, 2025		December 31, 2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$673,865	18.3%	$651,597	17.9%
Non-owner occupied RE	926,246	25.1%	924,367	25.5%
Construction	90,021	2.5%	103,204	2.8%
Business	561,337	15.2%	556,117	15.3%
Total commercial loans	2,251,469	61.1%	2,235,285	61.5%
Consumer
Real estate	1,147,357	31.2%	1,128,629	31.1%
Home equity	223,061	6.1%	204,897	5.6%
Construction	23,540	0.6%	20,874	0.6%
Other	38,492	1.0%	42,082	1.2%
Total consumer loans	1,432,450	38.9%	1,396,482	38.5%
Total gross loans, net of deferred fees	3,683,919	100.0%	3,631,767	100.0%
Less—allowance for credit losses	(40,687)		(39,914)
Total loans, net	$3,643,232		$3,591,853

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

	March 31, 2025
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$21,945	235,811	384,201	31,908	673,865
Non-owner occupied RE	107,677	601,166	199,078	18,325	926,246
Construction	21,274	61,081	7,666	-	90,021
Business	126,041	296,487	134,590	4,219	561,337
Total commercial loans	276,937	1,194,545	725,535	54,452	2,251,469
Consumer
Real estate	25,156	98,915	259,980	763,306	1,147,357
Home equity	3,473	40,131	174,895	4,562	223,061
Construction	10,313	2,172	8,782	2,273	23,540
Other	5,667	30,764	1,292	769	38,492
Total consumer loans	44,609	171,982	444,949	770,910	1,432,450
Total gross loans, net of deferred fees	$321,546	1,366,527	1,170,484	825,362	3,683,919

			December 31, 2024
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$21,235	220,648	369,748	39,966	651,597
Non-owner occupied RE	129,269	547,864	227,987	19,247	924,367
Construction	6,479	77,636	19,089	-	103,204
Business	129,978	277,830	144,056	4,253	556,117
Total commercial loans	286,961	1,123,978	760,880	63,466	2,235,285
Consumer
Real estate	20,982	82,896	281,091	743,660	1,128,629
Home equity	3,454	36,722	160,380	4,341	204,897
Construction	5,849	2,133	10,427	2,465	20,874
Other	7,660	30,633	3,040	749	42,082
Total consumer loans	37,945	152,384	454,938	751,215	1,396,482
Total gross loans, net of deferred fees	$324,906	1,276,362	1,215,818	814,681	3,631,767

The following table summarizes the loans due after one year by category.

	March 31, 2025		December 31, 2024
	Interest Rate		Interest Rate
(dollars in thousands)	Fixed	Floating or Adjustable	Fixed	Floating or Adjustable
Commercial
Owner occupied RE	$612,057	39,863	$599,179	31,183
Non-owner occupied RE	722,785	95,784	701,297	93,801
Construction	36,332	32,415	63,019	33,706
Business	282,403	152,893	281,316	144,823
Total commercial loans	1,653,577	320,955	1,644,811	303,513
Consumer
Real estate	1,122,201	-	1,107,647	-
Home equity	9,717	209,871	9,899	191,544
Construction	13,227	-	15,025	-
Other	7,136	25,689	8,038	26,384
Total consumer loans	1,152,281	235,560	1,140,609	217,928
Total gross loans, net of deferred fees	$2,805,858	556,515	$2,785,420	521,441

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

A description of the general characteristics of the risk grades is as follows:

•	Pass— A pass loan ranges from minimal to average credit risk; however, still has acceptable credit risk.

•	Watch—A watch loan exhibits above average credit risk due to minor weaknesses and warrants closer scrutiny by management.

•	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

•	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, which may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following table presents loan balances classified by credit quality indicators by year of origination as of March 31, 2025.

	March 31, 2025
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$15,297	63,117	46,489	195,920	119,944	208,162	85	-	649,014
Watch	1,732	460	1,172	4,360	2,339	11,111	-	-	21,174
Special Mention	-	-	-	157	-	3,520	-	-	3,677
Total Owner occupied RE	17,029	63,577	47,661	200,437	122,283	222,793	85	-	673,865

Non-owner occupied RE
Pass	20,184	54,479	69,881	320,644	134,812	272,504	809	466	873,779
Watch	-	-	1,758	4,993	17,758	11,853	-	-	36,362
Special Mention	-	-	-	-	193	7,997	-	-	8,190
Substandard	-	-	-	965	-	6,950	-	-	7,915
Total Non-owner occupied RE	20,184	54,479	71,639	326,602	152,763	299,304	809	466	926,246

Construction
Pass	1,191	20,480	27,143	22,793	14,752	-	-	-	86,359
Watch	-	-	2,494	1,168	-	-	-	-	3,662
Total Construction	1,191	20,480	29,637	23,961	14,752	-	-	-	90,021

Business
Pass	40,505	51,181	39,641	114,887	33,672	62,251	193,743	-	535,880
Watch	365	837	125	3,913	2,393	6,188	6,164	246	20,231
Special Mention	-	658	-	794	-	711	105	-	2,268
Substandard	195	28	-	1,291	-	989	455	-	2,958
Total Business	41,065	52,704	39,766	120,885	36,065	70,139	200,467	246	561,337
Current period gross write-offs	-	-	-	-	-	(78)	-	-	(78)
Total Commercial loans	79,469	191,240	188,703	671,885	325,863	592,236	201,361	712	2,251,469

Consumer
Real estate
Pass	39,113	75,296	140,300	273,351	259,362	307,507	-	-	1,094,929
Watch	100	902	4,477	6,826	8,612	8,590	-	-	29,507
Special Mention	153	596	1,528	4,841	2,648	7,834	-	-	17,600
Substandard	-	426	436	1,340	739	2,380	-	-	5,321
Total Real estate	39,366	77,220	146,741	286,358	271,361	326,311	-	-	1,147,357

Home equity
Pass	-	-	-	-	-	-	206,653	-	206,653
Watch	-	-	-	-	-	-	9,081	-	9,081
Special Mention	-	-	-	-	-	-	6,188	-	6,188
Substandard	-	-	-	-	-	-	1,139	-	1,139
Total Home equity	-	-	-	-	-	-	223,061	-	223,061

Construction
Pass	2,658	10,142	1,833	8,907	-	-	-	-	23,540
Total Construction	2,658	10,142	1,833	8,907	-	-	-	-	23,540

Other
Pass	470	1,045	799	1,432	683	3,122	29,199	-	36,750
Watch	-	176	46	-	359	124	480	-	1,185
Special Mention	-	34	34	322	61	62	43	-	556
Substandard	-	-	-	-	-	-	1	-	1
Total Other	470	1,255	879	1,754	1,103	3,308	29,723	-	38,492
Total Consumer loans	42,494	88,617	149,453	297,019	272,464	329,619	252,784	-	1,432,450
Total loans	$121,963	279,857	338,156	968,904	598,327	921,855	454,145	712	3,683,919
Total Current period gross write-offs	-	-	-	-	-	(78)	-	-	(78)

The following table presents loan balances classified by credit quality indicators by year of origination as of December 31, 2024.

							December 31, 2024
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$51,338	47,997	186,361	122,306	66,561	145,743	160	238	620,704
Watch	480	1,180	3,638	1,962	8,828	11,012	-	-	27,100
Special Mention	-	-	162	-	-	2,840	-	-	3,002
Substandard	-	-	-	-	-	791	-	-	791
Total Owner occupied RE	51,818	49,177	190,161	124,268	75,389	160,386	160	238	651,597

Non-owner occupied RE
Pass	50,685	70,517	321,726	145,658	95,994	183,723	360	220	868,883
Watch	-	954	6,081	10,238	4,705	8,435	-	-	30,413
Special Mention	-	-	-	7,579	-	8,882	-	-	16,461
Substandard	-	-	969	-	-	7,641	-	-	8,610
Total Non-owner occupied RE	50,685	71,471	328,776	163,475	100,699	208,681	360	220	924,367
Current period gross write-offs	-	-	-	-	-	(1,029)	-	-	(1,029)

Construction
Pass	24,076	26,501	34,067	15,000	-	-	-	-	99,644
Watch	-	2,420	1,140	-	-	-	-	-	3,560
Total Construction	24,076	28,921	35,207	15,000	-	-	-	-	103,204

Business
Pass	54,814	41,743	129,450	38,312	15,716	51,566	196,246	803	528,650
Watch	-	132	5,353	2,174	1,423	5,243	8,776	389	23,490
Special Mention	660	95	805	-	65	533	-	206	2,364
Substandard	28	-	-	-	385	630	570	-	1,613
Total Business	55,502	41,970	135,608	40,486	17,589	57,972	205,592	1,398	556,117
Current period gross write-offs	-	-	-	(143)	(347)	(18)	(72)	-	(580)
Total Commercial loans	182,081	191,539	689,752	343,229	193,677	427,039	206,112	1,856	2,235,285

Consumer
Real estate
Pass	78,287	144,487	277,854	263,079	160,007	153,584	-	-	1,077,298
Watch	671	2,409	6,961	8,573	4,147	4,632	-	-	27,393
Special Mention	817	1,536	5,987	2,664	2,804	5,181	-	-	18,989
Substandard	212	508	967	746	821	1,695	-	-	4,949
Total Real estate	79,987	148,940	291,769	275,062	167,779	165,092	-	-	1,128,629

Home equity
Pass	-	-	-	-	-	-	188,451	-	188,451
Watch	-	-	-	-	-	-	9,114	-	9,114
Special Mention	-	-	-	-	-	-	6,173	-	6,173
Substandard	-	-	-	-	-	-	1,159	-	1,159
Total Home equity	-	-	-	-	-	-	204,897	-	204,897
Current period gross write-offs	-	-	-	-	-	-	(45)	-	(45)

Construction
Pass	7,700	3,636	9,222	316	-	-	-	-	20,874
Total Construction	7,700	3,636	9,222	316	-	-	-	-	20,874

Other
Pass	2,732	836	1,521	1,593	1,229	2,609	29,660	-	40,180
Watch	167	61	12	366	-	129	595	-	1,330
Special Mention	36	35	325	66	-	65	45	-	572
Total Other	2,935	932	1,858	2,025	1,229	2,803	30,300	-	42,082
Current period gross write-offs	-	-	-	-	-	(38)	(42)	-	(80)
Total Consumer loans	90,622	153,508	302,849	277,403	169,008	167,895	235,197	-	1,396,482
Total loans	$272,703	345,047	992,601	620,632	362,685	594,934	441,309	1,856	3,631,767
Total Current period gross write-offs	-	-	-	(143)	(347)	(1,085)	(159)	-	(1,734)

The following tables present loan balances by age and payment status.

	March 31, 2025
(dollars in thousands)	Accruing 30- 59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$1,074	-	-	-	672,791	673,865
Non-owner occupied RE	1,766	-	-	6,950	917,530	926,246
Construction	-	-	-	-	90,021	90,021
Business	912	-	-	1,087	559,338	561,337
Consumer
Real estate	5,514	-	-	2,414	1,139,429	1,147,357
Home equity	747	-	-	310	222,004	223,061
Construction	-	-	-	-	23,540	23,540
Other	37	-	-	-	38,455	38,492
Total loans	$10,050	-	-	10,761	3,663,108	3,683,919

	December 31, 2024
(dollars in thousands)	Accruing 30- 59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$292	-	-	-	651,305	651,597
Non-owner occupied RE	-	-	-	7,641	916,726	924,367
Construction	-	-	-	-	103,204	103,204
Business	1,319	-	-	1,016	553,782	556,117
Consumer
Real estate	3,839	938	-	1,908	1,121,944	1,128,629
Home equity	41	-	-	312	204,544	204,897
Construction	-	-	-	-	20,874	20,874
Other	-	-	-	-	42,082	42,082
Total loans	$5,491	938	-	10,877	3,614,461	3,631,767

As of March 31, 2025 and December 31, 2024, accruing loans 30 days or more past due represented 0.27% and 0.18% of the Company’s total loan portfolio, respectively. Commercial loans 30 days or more past due were 0.10% and 0.05% of the Company’s total loan portfolio as of March 31, 2025 and December 31, 2024, respectively. Consumer loans 30 days or more past due were 0.17% and 0.13% of total loans as of March 31, 2025 and December 31, 2024, respectively.

The table below summarizes nonaccrual loans by major categories for the periods presented.

	March 31, 2025			December 31, 2024
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	loans	loans	Total	loans	loans	Total
	with no	with an	nonaccrual	with no	with an	nonaccrual
(dollars in thousands)	allowance	allowance	loans	allowance	allowance	loans
Commercial
Non-owner occupied RE	$5,167	1,783	6,950	$5,844	1,797	7,641
Business	-	1,087	1,087	-	1,016	1,016
Total commercial	5,167	2,870	8,037	5,844	2,813	8,657
Consumer
Real estate	1,670	744	2,414	1,526	382	1,908
Home equity	310	-	310	312	-	312
Total consumer	1,980	744	2,724	1,838	382	2,220
Total nonaccrual loans	$7,147	3,614	10,761	$7,682	3,195	10,877

The Company did not recognize interest income on nonaccrual loans for the three months ended March 31, 2025 and March 31, 2024. The accrued interest reversed during the three months ended March 31, 2025 and March 31,

2024 was not material. Foregone interest income on the nonaccrual loans for the three month period ended March 31, 2025 was $74,000. Foregone interest income on the nonaccrual loans for the three month period ended March 31, 2024 was not material.

The table below summarizes information regarding nonperforming assets.

(dollars in thousands)	March 31, 2025	December 31, 2024
Nonaccrual loans	$10,761	10,877
Other real estate owned	275	-
Total nonperforming assets	$11,036	10,877
Nonperforming assets as a percentage of:
Total assets	0.26%	0.27%
Gross loans	0.30%	0.30%
Total loans over 90 days past due	$1,668	2,641
Loans over 90 days past due and still accruing	-	-

Modifications to Borrowers Experiencing Financial Difficulty

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a discounted cash flow model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses due to the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Loan modifications to borrowers experiencing financial difficulty were not material for the three months ended March 31, 2025 and March 31, 2024.

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

A formal evaluation of the adequacy of the ACL is conducted quarterly. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay a loan, the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. Management believes the level of the ACL is adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date. The allowance is increased through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off.

On January 1, 2025, the Company transitioned to the DCF modeling approach to estimate the ACL on loans as it allows for a better estimation of credit losses through customization among the various inputs by loan segmentation. The DCF methodology is applied on a segment-by-segment basis at the loan level with a one-year reasonable and supportable forecast period, followed by a one-year reversion to the long-term average. The Company considers economic forecasts of national gross domestic product (“GDP”) and unemployment rates as reported by Fannie Mae to inform the model for loss estimation. Historical loss rates used in the quantitative model were derived using both the Bank’s and peer bank data obtained from publicly-available sources (i.e., federal call reports) encompassing an economic cycle. The peer group utilized by the Bank is comprised of financial institutions of relatively similar size (i.e., $1 -

$15 billion of total assets) and in similar markets. In addition, the DCF methodology considers the weighted average life of the portfolio, impacting the reaction time and the exposure to potential loss based on changes in the interest rate environment. Management also considers qualitative adjustments when estimating loan losses to take into account the model’s quantitative limitations. Qualitative adjustments to quantitative loss factors, either negative or positive, may include changes in lending policies; international, national, regional, and local conditions; volume and terms of loans; experience and depth of management; volume and severity of past due loans; effects of changes in lending policy; concentrations of credit; and loan review results. The Company enhanced its qualitative factor framework to better address risks that are not reflected in the quantitative loss factors.

Prior to January 1, 2025, the Company used a lifetime probability of default and loss given default modeling approach to estimate the allowance for credit losses on loans. This method used historical correlations between default experience and the age of loans to forecast defaults and losses, assuming that a loan in a pool shares similar risk characteristics such as loan product type, risk rating and loan age, and demonstrates similar default characteristics as other loans in that pool, as the loan progresses through its lifecycle. The Company calculated lifetime probability of default and loss given default rates based on historical loss experience, which is used to calculate expected losses based on the pool’s loss rate and the age of loans in the pool. The Company used its own internal data to measure historical credit loss experience within the pools with similar risk characteristics over an economic cycle. The probability of default and loss given default method also includes assumptions of observed migration over the lifetime of the underlying loan data. Loans that do not share risk characteristics were evaluated for expected credit losses on an individual basis and excluded from the collective evaluation.

The following tables summarize the activity related to the allowance for credit losses for the three months ended March 31, 2025 and March 31, 2024 under the CECL methodology.

				Three months ended March 31, 2025
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$5,482	10,219	940	7,745	12,359	2,655	115	399	39,914
Provision for credit losses for loans	(1,548)	(2,886)	(358)	3,402	2,834	(1,110)	372	44	750
Loan charge-offs	-	-	-	(78)	-	-	-	-	(78)
Loan recoveries	-	-	-	62	-	4	-	35	101
Net loan recoveries (charge-offs)	-	-	-	(16)	-	4	-	35	23
Balance, end of period	$3,934	7,333	582	11,131	15,193	1,549	487	478	40,687
Net recoveries to average loans (annualized)									0.00%
Allowance for credit losses to gross loans									1.10%
Allowance for credit losses to nonperforming loans									378.09%

	Three months ended March 31, 2024
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$6,118	11,167	1,594	7,385	10,647	2,600	677	494	40,682
Provision for credit losses for loans	-	-	-	-	-	-	-	-	-
Loan charge-offs	-	-	-	(346)	-	-	-	(78)	(424)
Loan recoveries	-	-	-	15	-	119	-	49	183
Net loan recoveries (charge-offs)	-	-	-	(331)	-	119	-	(29)	(241)
Balance, end of period	$6,118	11,167	1,594	7,054	10,647	2,719	677	465	40,441
Net recoveries to average loans (annualized)									0.03%
Allowance for credit losses to gross loans									1.11%
Allowance for credit losses to nonperforming loans									1,109.13%

There was a provision for credit losses of $750,000 for the three months ended March 31, 2025. There was no provision for credit losses recorded during the first quarter of 2024.

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

The following tables present an analysis of collateral-dependent loans of the Company as of March 31, 2025 and December 31, 2024.

			March 31, 2025
	Real	Business
(dollars in thousands)	estate	assets	Other	Total
Commercial
Non-owner occupied RE	$6,950	-	-	6,950
Business	545	542	-	1,087
Total commercial	7,495	542	-	8,037
Consumer
Real estate	2,414	-	-	2,414
Home equity	310	-	-	310
Total consumer	2,724	-	-	2,724
Total	$10,219	542	-	10,761
			December 31, 2024
	Real	Business
(dollars in thousands)	estate	assets	Other	Total
Commercial
Non-owner occupied RE	$7,641	-	-	7,641
Business	460	556	-	1,016
Total commercial	8,101	556	-	8,657
Consumer
Real estate	1,908	-	-	1,908
Home equity	312	-	-	312
Total consumer	2,220	-	-	2,220
Total	$10,321	556	-	10,877

Allowance for Credit Losses - Unfunded Loan Commitments

The allowance for credit losses for unfunded loan commitments was $1.5 million at March 31, 2025 and December 31, 2024, and is separately classified on the balance sheet within other liabilities. The following table presents the balance and activity in the ACL for unfunded loan commitments for the three months ended March 31, 2025 and for the twelve months ended December 31, 2024.

	Three months ended	Twelve months ended
(dollars in thousands)	March 31, 2025	December 31, 2024
Balance, beginning of period	$1,456	1,831
Provision for (reversal of) credit losses	-	(375)
Balance, end of period	$1,456	1,456
Unfunded Loan Commitments	$716,114	719,084
Reserve for Unfunded Commitments to Unfunded Loan Commitments	0.20%	0.20%

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

The following table represents the carrying value of the PLM hedged asset and liability and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
(dollars in thousands)	Carrying Amount	Hedged Asset	Carrying Amount	Hedged Asset
Fixed Rate Asset/Liability[1]	$300,257	257	303,698	3,698
[1]	These amounts included the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of the assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of March 31, 2025, the amortized cost basis of the closed portfolio used in this hedging relationship was $653.9 million, the cumulative basis adjustment associated with this hedging relationship was $197,000, and the amount of the designated hedged item was $300.0 million.

The following table summarizes the Company’s outstanding financial derivative instruments at March 31, 2025 and December 31, 2024.

	March 31, 2025
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives designated as hedging instruments:
Fair value swap	$300,000	Other assets	$257

Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	26,530	Other assets	320
MBS forward sales commitments	19,500	Other liabilities	(47)
Total derivative financial instruments	$346,030		$530

	December 31, 2024
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives designated as hedging instruments:
Fair value swap	$300,000	Other assets	$3,698

Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	15,841	Other assets	188
MBS forward sales commitments	10,500	Other assets	40
Total derivative financial instruments	$326,341		$3,926

Accrued interest receivable related to the interest rate swap as of March 31, 2025 totaled $213,000 and is excluded from the fair value presented in the table above.

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

The following table summarizes the effect of the fair value hedging relationship recognized in the consolidated statements of income for the three months ended March 31, 2025 and March 31, 2024.

	Three months ended March 31,
(dollars in thousands)	2025	2024
Gain (loss) on fair value hedging relationship:
Hedged asset/liability	$257	3,688
Fair value derivative designated as hedging instrument	(256)	(3,738)
Total gain (loss) recognized in interest income on loans	$1	(50)

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 12 of the Company’s 2024 Annual Report on Form 10-K. See Note 5 for how the derivative asset fair value is determined. The Company’s loan portfolio is initially fair valued using a segmented approach, using the eight categories of loans as disclosed in Note 4 – Loans and Allowance for Credit Losses. Loans are considered a Level 3 classification.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

			March 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
Corporate bonds	$-	1,951	-	1,951
US treasuries	-	926	-	926
US government agencies	-	15,782	-	15,782
State and political subdivisions	-	19,506	-	19,506
Asset-backed securities	-	35,701	-	35,701
Mortgage-backed securities	-	57,424	-	57,424
Mortgage loans held for sale	-	11,524	-	11,524
Mortgage loan interest rate lock commitments	-	320	-	320
Derivative asset	-	257		257
Total assets measured at fair value on a recurring basis	$-	143,391	-	143,391
Liabilities
MBS forward sales commitments	$-	47	-	47
Total liabilities measured at fair value on a recurring basis	$-	47	-	47

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Corporate bonds	$-	1,927	-	1,927
US treasuries	-	908	-	908
US government agencies	-	15,795	-	15,795
State and political subdivisions	-	19,322	-	19,322
Asset-backed securities	-	36,538	-	36,538
Mortgage-backed securities	-	57,637	-	57,637
Mortgage loans held for sale	-	4,565	-	4,565
Mortgage loan interest rate lock commitments	-	188	-	188
Derivative asset	-	3,698	-	3,698
MBS forward sales commitments	-	40	-	40
Total assets measured at fair value on a recurring basis	-	140,618	-	140,618

The Company had no liabilities recorded at fair value on a recurring basis as of December 31, 2024.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024.

			As of March 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated loans	$-	9,145	1,110	10,255
Total assets measured at fair value on a nonrecurring basis	$-	9,145	1,110	10,255

			As of December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated loans	$-	9,139	1,127	10,266
Total assets measured at fair value on a nonrecurring basis	$-	9,139	1,127	10,266

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis as of March 31, 2025.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Individually evaluated loans	Appraised Value/Discounted Cash Flows	Discounts to appraisals or cash flows for estimated holding and/or selling costs or age of appraisal	0-25%

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

The estimated fair values of the Company’s financial instruments at March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$19,927	19,927	-	-	19,927
Loans[1]	3,631,130	3,383,168	-	-	3,383,168
Financial Liabilities:
Deposits	3,620,886	3,378,274	-	3,378,274	-
Subordinated debentures	24,903	27,462	-	27,462	-

			December 31, 2024
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$19,490	19,490	-	-	19,490
Loans[1]	3,579,640	3,319,602	-	-	3,319,602
Financial Liabilities:
Deposits	3,435,765	3,158,893	-	3,158,893	-
Subordinated debentures	24,903	27,539	-	27,539	-

[1]	Carrying amount is net of the allowance for credit losses and individually evaluated loans.

NOTE 7 – Leases

The Company had operating right-of-use (“ROU”) assets, included in property and equipment, of $20.2 million and $20.6 million as of March 31, 2025 and December 31, 2024, respectively.  The Company had lease liabilities, included in other liabilities, of $22.9 million and $23.2 million as of March 31, 2025 and December 31, 2024, respectively. We maintain operating leases on land and buildings for various office spaces. The lease agreements have maturity dates ranging from April 2025 to February 2032, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 4.72 years and 4.95 years as March 31, 2025 and December, 31, 2024, respectively. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.  The ROU assets also include any initial direct costs incurred and lease payments made at or before commencement date and are reduced by any lease incentives.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term at implementation of the accounting standard and as of the lease commencement date for leases subsequently entered into. The weighted average discount rate for leases was 2.28% as of March 31, 2025 and December 31, 2024.

The total operating lease costs were $613,000 and $593,000 for the three months ended March 31, 2025 and 2024, respectively.

Operating lease payments due as of March 31, 2025 were as follows:

(dollars in thousands)	Operating Leases
2025	$1,620
2026	2,210
2027	2,267
2028	2,015
2029	1,501
Thereafter	18,686
Total undiscounted lease payments	28,299
Discount effect of cash flows	5,446
Total lease liability	$22,853

NOTE 8 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended March 31, 2025 and 2024. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options and unvested restricted stock that were outstanding at March 31, 2025. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At March 31, 2025 and 2024, there were 210,099 and 212,863 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended March 31,
(dollars in thousands, except share data)	2025	2024
Numerator:
Net income available to common shareholders	$5,266	2,522
Denominator:
Weighted-average common shares outstanding – basic	8,078,355	8,110,249
Common stock equivalents	32,159	31,672
Weighted-average common shares outstanding – diluted	8,110,514	8,141,921
Earnings per common share:
Basic	$0.65	0.31
Diluted	0.65	0.31

Item 2. MANAGEMENT’S DISCUSSION AND Analysis of Financial Condition and Results of Operations.

The following discussion reviews our results of operations for the three month period ended March 31, 2025 as compared to the three month period ended March 31, 2024 and assesses our financial condition as of March 31, 2025 as compared to December 31, 2024. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K for that period. Results for the three month period ended March 31, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or any future period.

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

•	Restrictions or conditions imposed by our regulators on our operations;

•	Increases in competitive pressure in the banking and financial services industries;

•	Changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;

•	Changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic or industry conditions;

•	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;

•	Credit losses due to loan concentration;

•	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

•	Our ability to successfully execute our business strategy;

•	Our ability to attract and retain key personnel;

•	The success and costs of our expansion into the Charlotte, North Carolina, Greensboro, North Carolina and Atlanta, Georgia markets and into potential new markets;

•	Risks with respect to future mergers or acquisitions, including our ability to successfully expand and integrate the businesses and operations that we acquire and realize the anticipated benefits of the mergers or acquisitions;

•	Changes in the interest rate environment which could reduce anticipated or actual margins;

•	Changes in political conditions or the legislative or regulatory environment, including new governmental initiatives affecting the financial services industry;

•	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;

•	Changes occurring in business conditions and inflation;

•	Increased cybersecurity risk, including potential business disruptions or financial losses;

•	Changes in technology;

•	The adequacy of the level of our allowance for credit losses and the amount of loan loss provisions required in future periods;

•	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses or write-down assets;

•	Changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;

•	Any increase in FDIC assessments which will increase our cost of doing business;

•	Risks associated with complex and changing regulatory environments, including, among others, with respect to data privacy, artificial intelligence (“AI”), information security, climate change or other environmental, social and governance matters, and labor matters, relating to our operations;

•	The rate of delinquencies and amounts of loans charged-off;

•	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

•	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;

•	Adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	Changes in accounting standards, rules and interpretations and the related impact on our financial statements;

•	Risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;

•	Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed;

•	The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as trade disputes and tariffs, epidemics and pandemics, war or terrorist activities, such as the war in Ukraine, the Middle East conflict, and the conflict between China and Taiwan, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs; and disruptions caused from widespread cybersecurity incidents; and

•	Other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, in Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q, and in our other filings with the SEC.

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

At March 31, 2025, we had total assets of $4.28 billion, a 4.8% increase from total assets of $4.09 billion at December 31, 2024. The largest component of our total assets is loans which were $3.68 billion and $3.63 billion at March 31, 2025 and December 31, 2024, respectively. Our liabilities and shareholders’ equity at March 31, 2025 totaled $3.95 billion and $337.6 million, respectively, compared to liabilities of $3.76 billion and shareholders’ equity of $330.4 million at December 31, 2024. The principal component of our liabilities is deposits which were $3.62 billion and $3.44 billion at March 31, 2025 and December 31, 2024, respectively.

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

Our net income to common shareholders was $5.3 million and $2.5 million for the three months ended March 31, 2025 and 2024, respectively. Diluted earnings per share (“EPS”) was $0.65 for the first quarter of 2025 as compared to $0.31 for the same period in 2024. The increase in net income was primarily driven by an increase in net interest income.

results of operations

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $23.4 million for the first quarter of 2025, a 25.4% increase over net interest income of $18.6 million for the first quarter of 2024, driven primarily by a $3.5 million decrease in interest expense and a $1.3 million increase in interest income on our interest-earning assets. In addition, our net interest margin, on a tax-equivalent (TE) basis, was 2.41% for the first quarter of 2025 compared to 1.94% for the same period in 2024.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three month period ended March 31, 2025 and 2024. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” tables demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended March 31,
	2025			2024
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$107,821	$1,159	4.36%	$94,420	$1,280	5.44%
Investment securities, taxable	143,609	1,361	3.84%	137,271	1,436	4.20%
Investment securities, nontaxable(2)	7,914	55	2.80%	8,097	55	2.70%
Loans(3)	3,673,912	47,085	5.20%	3,622,972	45,605	5.05%
Total interest-earning assets	3,933,256	49,660	5.12%	3,862,760	48,376	5.02%
Noninterest-earning assets	157,053			155,362
Total assets	$4,090,309			$4,018,122
Interest-bearing liabilities
NOW accounts	$306,707	597	0.79%	$295,774	660	0.90%
Savings & money market	1,520,632	12,750	3.40%	1,620,521	16,299	4.03%
Time deposits	930,282	10,222	4.46%	801,734	9,973	4.99%
Total interest-bearing deposits	2,757,621	23,569	3.47%	2,718,029	26,932	3.97%
FHLB advances and other borrowings	240,000	2,244	3.79%	241,319	2,229	3.71%
Subordinated debentures	24,903	451	7.34%	36,333	557	6.15%
Total interest-bearing liabilities	3,022,524	26,264	3.52%	2,995,681	29,718	3.98%
Noninterest-bearing liabilities	732,761			707,890
Shareholders’ equity	335,024			314,551
Total liabilities and shareholders’ equity	$4,090,309			$4,018,122
Net interest spread			1.60%			1.04%
Net interest income (tax equivalent) / margin		$23,396	2.41%		$18,658	1.94%
Less: tax-equivalent adjustment(2)		13			13
Net interest income		$23,383			$18,645

(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin (TE) increased 47 basis points to 2.41% during the first quarter of 2025, compared to the first quarter of 2024, primarily due to a decrease in the cost on our interest-bearing liabilities. Our average interest-bearing liabilities grew by $26.8 million during the first quarter of 2025 from the prior year, while the rate on these liabilities decreased 46 basis points to 3.52%. Our average interest-earning assets grew by $70.5 million during the first quarter of 2025 from the prior year, while the average yield on these assets increased by 10 basis points to 5.12%.

The increase in our average interest-bearing liabilities during the first quarter of 2025 resulted primarily from a $39.6 million increase in our interest-bearing deposits from the prior year, while the 46 basis point decrease in rate on our interest-bearing liabilities was driven by a 50 basis point decrease in deposit rates.

The increase in average interest-earning assets for the first quarter of 2025 related primarily to an increase of $50.9 million in our average loan balances from the prior year and a $13.4 million increase in average federal funds sold and interest-bearing deposits with banks. The 10 basis point increase in yield on our interest-earning assets was driven by a 15 basis point increase in loan yield, partially offset by a 108 basis point decrease in yield on federal funds sold and interest-bearing deposits with banks, resulting from the 100 basis point decrease in the Fed Funds rate during the latter part of 2024.

Our net interest spread was 1.60% for the first quarter of 2025 compared to 1.04% for the same period in 2024. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 10 basis point increase in yield on our interest-earning assets, combined with the 46 basis point decrease in the rate on our interest-bearing liabilities, resulted in a 56 basis point increase in our net interest spread for the 2025 period. We anticipate continued pressure on our net interest spread and net interest margin in future periods based on the competitive rate environment around our deposits.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	March 31, 2025 vs. 2024				March 31, 2024 vs. 2023
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$641	827	12	1,480	$3,234	5,168	455	8,857
Investment securities	63	(133)	(5)	(75)	297	382	186	865
Federal funds sold and interest-bearing deposits with banks	61	(174)	(8)	(121)	45	254	12	311
Total interest income	765	520	(1)	1,284	3,576	5,804	653	10,033
Interest expense
Deposits	512	(3,803)	(72)	(3,363)	503	8,987	263	9,753
FHLB advances and other borrowings	(12)	27	-	15	2,444	(31)	(384)	2,029
Subordinated debentures	(175)	101	(32)	(106)	2	28	-	30
Total interest expense	325	(3,675)	(104)	(3,454)	2,949	8,984	(121)	11,812
Net interest income	$440	4,195	103	4,738	$627	(3,180)	774	(1,779)

Net interest income, the largest component of our income, was $23.4 million for the first quarter of 2025 and $18.6 million for the first quarter of 2024, a $4.7 million, or 25.4%, increase year over year. The increase during 2025 was driven by a $3.5 million decrease in interest expense primarily due to lower rates on our interest-bearing deposits as well as an increase in the average balance and yield on our loan portfolio.

Provision for Credit Losses

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for credit losses and reserve for unfunded commitments at levels consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. We review the adequacy of the allowance for credit losses on a quarterly basis. Please see the discussion included in Note 4 – Loans and Allowance for Credit Losses for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance. Based on the transition to the DCF methodology for calculating the ACL, management analyzed the risk level associated with factors such as the global, national and local economy, which includes the potential impact of tariffs, changes in the experience and depth of management, as well as changes in the risk ratings and volume and severity of past due loans in the consideration of the qualitative portion of the ACL.

We recorded a provision for credit losses of $750,000 during the first quarter of 2025, compared to a reversal of $175,000 to the provision for credit losses in the first quarter of 2024. The provision during the first quarter of 2025 was driven primarily by growth in our loan portfolio. In addition, we did not record a provision for unfunded commitments during the first quarter of 2025.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended March 31,
(dollars in thousands)	2025	2024
Mortgage banking income	$1,424	1,164
Service fees on deposit accounts	539	387
ATM and debit card income	552	544
Income from bank owned life insurance	403	377
Other income	196	192
Total noninterest income	$3,114	2,664

Noninterest income was $3.1 million for the first quarter of 2025, a $450,000, or 16.9%, increase from noninterest income of $2.7 million for the first quarter of 2024. Mortgage banking income continues to be the largest component of our noninterest income at $1.4 million for the first quarter of 2025, an increase of $260,000, or 22.3%, over the prior year. The increase was driven by higher mortgage volume during the first quarter of 2025. Service fees on deposit accounts increased $152,000, or 39.3%, over the prior year. The increase was driven by fee income on our commercial credit cards and additional wire fee income.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended March 31,
(dollars in thousands)	2025	2024
Compensation and benefits	$11,304	10,857
Occupancy	2,548	2,557
Outside service and data processing costs	2,037	1,846
Insurance	1,010	955
Professional fees	509	618
Marketing	374	369
Other	1,054	898
Total noninterest expense	$18,836	18,100

Noninterest expense was $18.8 million for the first quarter of 2025, a $736,000, or 4.1%, increase from noninterest expense of $18.1 million for the first quarter of 2024. The increase in noninterest expense was driven primarily by the following:

•	Compensation and benefits expense increased $447,000, or 4.1%, relating primarily to an increase in salaries, commissions and other employee benefits expenses.
•	Outside service and data processing costs increased $191,000, or 10.3%, relating primarily to increases in software licensing and maintenance costs and other services we provide to our clients.
•	Other noninterest expenses increased $156,000, or 17.4%, relating primarily to an increase in deposit account and fraud losses.

Partially offsetting the above increases was a decrease in professional fees of $109,000, or 17.6% due to less consulting expenses.

Our efficiency ratio was 71.1% for the first quarter of 2025, compared to 84.9% for the first quarter of 2024. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The improvement during the 2025 period was driven primarily by the increase in net interest income.

We incurred income tax expense of $1.6 million and $862,000 for the three months ended March 31, 2025 and 2024, respectively. Our effective tax rate was 23.8% and 25.5% for the three months ended March 31, 2025 and 2024, respectively. The decrease in the effective tax rate was driven by the effect of equity compensation transactions in comparison to our income before income tax expense.

Balance Sheet Review

Investment Securities

At March 31, 2025, the $151.2 million in our investment securities portfolio represented approximately 3.5% of our total assets. Our available for sale investment portfolio included corporate bonds, US treasuries, US government agency securities, state and political subdivisions, asset-backed securities and mortgage-backed securities with a fair value of $131.3 million and an amortized cost of $144.0 million, resulting in an unrealized loss of $12.7 million. At December 31, 2024, the $151.6 million in our investment securities portfolio represented approximately 3.7% of our total assets, including investment securities with a fair value of $132.1 million and an amortized cost of $146.6 million for an unrealized loss of $14.5 million. In addition, other investments, which include FHLB Stock and other nonmarketable investments, increased $437,000 from December 31, 2024 to $19.9 million at March 31, 2025.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans, excluding mortgage loans held for sale, for the three months ended March 31, 2025 and 2024 were $3.67 billion and $3.62 billion, respectively. Before the allowance for credit losses, total loans outstanding at March 31, 2025 and December 31, 2024 were $3.68 billion and $3.63 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of March 31, 2025, our loan portfolio included $3.08 billion, or 83.7%, of real estate loans, compared to $3.03 billion, or 83.5%, at December 31, 2024. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. Home equity lines of credit totaled $223.1 million as of March 31, 2025, of which approximately 49% were in a first lien position, while the remaining balance was second liens. At December 31, 2024, our home equity lines of credit totaled $204.9 million, of which approximately 46% were in first lien positions, while the remaining balance was in second liens. The average home equity loan had a balance of approximately $100,000 and a loan to value of 73% as of March 31, 2025, compared to an average loan balance of $92,000 and a loan to value of approximately 74% as of December 31, 2024. Further, 0.42% and 0.12% of our total home equity lines of credit were over 30 days past due as of March 31, 2025 and December 31, 2024, respectively.

Following is a summary of our loan composition at March 31, 2025 and December 31, 2024. During the first three months of 2025, our loan portfolio increased by $52.2 million, or 1.44%, primarily driven by a $39.6 million increase in consumer loans secured by real estate. Our consumer real estate portfolio grew by $18.7 million and includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $472,000, a term of 23 years, and an average rate of 4.44% as of March 31, 2025, compared to a principal balance of $468,000, a term of 23 years, and an average rate of 4.36% as of December 31, 2024.

	March 31, 2025		December 31, 2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$673,865	18.3%	$651,597	17.9%
Non-owner occupied RE	926,246	25.1%	924,367	25.5%
Construction	90,021	2.5%	103,204	2.8%
Business	561,337	15.2%	556,117	15.3%
Total commercial loans	2,251,469	61.1%	2,235,285	61.5%
Consumer
Real estate	1,147,357	31.2%	1,128,629	31.1%
Home equity	223,061	6.1%	204,897	5.6%
Construction	23,540	0.6%	20,874	0.6%
Other	38,492	1.0%	42,082	1.2%
Total consumer loans	1,432,450	38.9%	1,396,482	38.5%
Total gross loans, net of deferred fees	3,683,919	100.0%	3,631,767	100.0%
Less—allowance for credit losses	(40,687)		(39,914)
Total loans, net	$3,643,232		$3,591,853

We have included the table below to provide additional clarity on our commercial real estate exposure. We have not identified any geographic concentrations within these collateral types. Our level of non-owner occupied commercial real estate loans represents 245.9% of the Bank’s total risk-based capital at March 31, 2025. The table below presents the majority of our commercial real estate exposure in the commercial business, construction, and non-owner occupied segments.

				March 31, 2025
(dollars in thousands)	Outstanding	% of Loan Portfolio	Average Loan Size	Weighted Average LTV
Collateral
Office	$213,997	5.81%	$1,352	56%
Retail	182,100	4.94%	1,625	53%
Hotel	141,841	3.85%	7,115	47%
Multifamily	95,810	2.60%	2,416	45%

			December 31, 2024
(dollars in thousands)	Outstanding	% of Loan Portfolio	Average Loan Size	Weighted Average LTV
Collateral
Office	$214,048	5.89%	$1,364	57%
Retail	170,601	4.70%	1,543	52%
Hotel	125,557	3.46%	7,250	48%
Multifamily	96,735	2.66%	2,385	45%

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of March 31, 2025 and December 31, 2024, we had no loans 90 days past due and still accruing.

Following is a summary of our nonperforming assets.

(dollars in thousands)	March 31, 2025	December 31, 2024
Commercial	$8,037	8,657
Consumer	2,724	2,220
Total nonaccrual loans	10,761	10,877
Other real estate owned	275	-
Total nonperforming assets	$11,036	10,877

At March 31, 2025, nonperforming assets were $11.0 million, or 0.26% of total assets and 0.30% of gross loans. Comparatively, nonperforming assets were $10.9 million, or 0.27% of total assets and 0.30% of gross loans at December 31, 2024. The amount of foregone interest income on nonaccrual loans in the first quarter of 2025 and 2024 was $74,000 and $10,000, respectively.

At March 31, 2025 and December 31, 2024, the allowance for credit losses represented 378.09% and 366.94% of the total amount of nonperforming loans, respectively. A significant portion of the nonperforming loans at March 31, 2025 were secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.

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

In addition, at March 31, 2025, 83.7% of our loans were collateralized by real estate and 95.1% of our individually evaluated loans were secured by real estate. We utilize third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Individually evaluated loans are reviewed on a quarterly basis to determine the level of credit loss. As of March 31, 2025, we did not have any individually evaluated real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for individually evaluated loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At March 31, 2025, individually evaluated loans totaled $12.1 million, for which $5.0 million of these loans had a reserve of approximately $1.8 million allocated in the allowance for credit losses. Comparatively, individually evaluated loans totaled $12.2 million at December 31, 2024 for which $4.5 million of these loans had a reserve of approximately $1.9 million allocated in the allowance for credit losses.

Allowance for Credit Losses

The allowance for credit losses was $40.7 million, representing 1.10% of outstanding loans and providing coverage of 378.09% of nonperforming loans at March 31, 2025 compared to $39.9 million, or 1.10% of outstanding loans and 366.94% of nonperforming loans at December 31, 2024. At March 31, 2024, the ACL was $40.4 million, or 1.11% of outstanding loans and 1,109.13% of nonperforming loans.

During the first quarter of 2025, the Company refined its methodology for estimating the allowance for credit losses on loans by transitioning from a lifetime probability of default and loss given default model to a discounted cash flow (“DCF”) approach. The Company transitioned to the DCF method as it allows for a better estimation of credit losses through customization among the various inputs by loan segmentation. The DCF model uses regression techniques that relate one or more economic factors to the default rate of various portfolios to build reasonable and supportable forecasts to estimate future losses. The Company determined that the national gross domestic product and unemployment rate were the two economic factors which had the greatest correlation to historical performance to use in the forecasted portion of the model. In addition, the transition to the DCF model allowed the Company to reduce its reliance on qualitative factors and to analyze them on a more granular level, such as by segment. The refinement represents a change in accounting estimate under ASC Topic 250, Accounting Changes and Error Corrections, with prospective application beginning in the period of change. This change in accounting estimate did not have a material effect on the Company’s financial statements.

Under the DCF methodology, the expected loss rates are evaluated at an individual loan level, incorporating a forecast for certain economic conditions, prepayment assumptions, weighted average life of loan and peer loss experience into the credit loss calculation. In addition, the model no longer considers risk rating as a key factor in the calculation. The incorporation of the weighted average life of loan into the calculation was a key driver of the change in allocation between our commercial portfolio and our consumer portfolio as the weighted average life of our consumer loans is generally longer than that of our commercial loans, thus driving the changes in the expected loss rate to correlate to the expected life of the loan. As a result, the allocation of the ACL shifted among loan categories, reducing the ACL allotted to the commercial portfolio and increasing the ACL allotted to the consumer portfolio.

The following table summarizes the allocation of the allowance for credit losses among the various loan categories.

	March 31, 2025		December 31, 2024
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Commercial
Owner occupied RE	$3,934	18.3%	$5,482	17.9%
Non-owner occupied RE	7,333	25.1%	10,219	25.2%
Construction	582	2.5%	940	2.8%
Business	11,131	15.2%	7,745	15.3%
Total commercial	22,980	61.1%	24,386	61.5%
Consumer
Real estate	15,193	31.2%	12,359	31.1%
Home equity	1,549	6.1%	2,655	5.6%
Construction	487	0.6%	115	0.6%
Other	478	1.0%	399	1.2%
Total consumer	17,707	38.9%	15,528	38.5%
Total allowance for credit losses	$40,687	100.0%	$39,914	100.0%

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

Our retail deposits represented $3.02 billion, or 83.4% of total deposits, while our wholesale deposits represented $600.5 million, or 16.6%, of total deposits at March 31, 2025. At December 31, 2024, retail deposits represented $2.89 billion, or 84.0%, of our total deposits and wholesale deposits were $550.3 million, representing 16.0% of our total deposits. Our loan-to-deposit ratio was 102% at March 31, 2025 and 106% at December 31, 2024.

The following is a detail of our deposit accounts:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Non-interest bearing	$671,609	683,081
Interest bearing:
NOW accounts	371,052	314,588
Money market accounts	1,563,181	1,438,530
Savings	32,945	31,976
Time deposits	982,099	967,590
Total deposits	$3,620,886	3,435,765

Our primary focus is on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. In addition, at March 31, 2025 and December 31, 2024, we estimate that we have approximately $1.4 billion and $1.3 billion, or 38.5% and 37.1% of total deposits, respectively, in uninsured deposits, including related interest accrued and unpaid. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, the amounts above are estimates and are based on the same methodologies and assumptions used by the FDIC for the Bank’s regulatory reporting requirements.

The following table shows the average balance amounts and the average rates paid on deposits.

	Three months ended March 31,
	2025		2024
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$677,772	0.00%	$653,223	0.00%
Interest-bearing demand deposits	306,707	0.79%	295,774	0.90%
Money market accounts	1,488,372	3.47%	1,588,787	4.11%
Savings accounts	32,260	0.29%	31,734	0.17%
Time deposits less than $250,000	183,456	3.89%	204,169	4.60%
Time deposits greater than $250,000	746,826	4.59%	597,565	5.14%
Total deposits	$3,435,393	2.78%	$3,371,252	3.20%

During the first three months of 2025, our average transaction account balances decreased by $64.4 million, or 2.5%, from the prior year, while our average time deposit balances increased by $128.5 million, or 16.0%.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits $250,000 or more at March 31, 2025 was as follows:

(dollars in thousands)	March 31, 2025
Three months or less	$198,246
Over three through six months	151,355
Over six through twelve months	180,664
Over twelve months	270,427
Total time deposits	$800,692

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at March 31, 2025 and December 31, 2024 were $800.7 million and $774.0 million, respectively. We have a relationship with IntraFi Promontory Network, allowing us to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000. This gives us the ability, as and when needed, to attract and retain large deposits from insurance conscious customers. With IntraFi, we have the option to keep deposits on balance sheet or sell them to other members of the network.

At March 31, 2025 and December 31, 2024, we had $240.0 million of convertible fixed rate FHLB advances with a weighted average rate of 3.74%. At March 31, 2025, the $240.0 million was secured with approximately $1.28 billion of mortgage loans and $14.5 million of stock in the FHLB. At December 31, 2024, the $240.0 million was secured with approximately $1.29 billion of mortgage loans and $14.5 million of stock in the FHLB.

Listed below is a summary of the terms and maturities of the advances outstanding at March 31, 2025 and December 31, 2024.

(dollars in thousands)	March 31, 2025		December 31, 2024
Maturity	Amount	Rate	Amount	Rate
April 28, 2028	$40,000	3.51%	$40,000	3.51%
June 28, 2028	40,000	3.54%	40,000	3.54%
July 10, 2028	40,000	3.87%	40,000	3.87%
July 10, 2028	40,000	3.96%	40,000	3.96%
May 15, 2029	35,000	3.90%	35,000	3.90%
July 10, 2029	45,000	3.69%	45,000	3.69%
Total FHLB Advances	$240,000	3.74%	$240,000	3.74%

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

At March 31, 2025 and December 31, 2024, our cash and cash equivalents totaled $305.1 million and $162.9 million, respectively, or 7.1% and 4.0% of total assets, respectively. Our investment securities at March 31, 2025 and December 31, 2024 amounted to $151.2 million and $151.6 million, respectively, or 3.5% and 3.7% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain six federal funds purchased lines of credit with correspondent banks totaling $128.5 million for which there were no borrowings against the lines of credit at March 31, 2025. We also had $228.5 million pledged and available with the Federal Reserve Discount Window at March 31, 2025. Comparatively, at December 31, 2024, we had $210.8 million pledged and available with the Federal Reserve Discount Window.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at March 31, 2025 was $774.7 million, based primarily on the Bank’s qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at March 31, 2025 and December 31, 2024 we had $212.3 million and $205.4 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

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

We also have a line of credit with another financial institution for $15.0 million, which was unused at March 31, 2025. The line of credit was renewed on February 28, 2025 at an interest rate of the U.S. Prime Rate plus 0.25% and matures on March 5, 2026.

On September 30, 2024, in conjunction with the semi-annual interest payment, we redeemed $11.5 million of our outstanding subordinated debt. Beginning September 30, 2024, the interest rate reset to an interest rate per annum equal to the Three-Month Term SOFR plus 340.8 basis points (8.00% at March 31, 2025), payable quarterly in arrears.

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

Total shareholders’ equity was $337.6 million at March 31, 2025 and $330.4 million at December 31, 2024. The $7.2 million increase from December 31, 2024 is primarily related to net income of $5.3 million during the first three months of 2025, stock option exercises and equity compensation expenses of $432,000, and a $1.5 million decrease in other comprehensive loss related to our available for sale securities.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the three months ended March 31, 2025 and the year ended December 31, 2024. Since our inception, we have not paid cash dividends.

	March 31, 2025	December 31, 2024
Return on average assets	0.52%	0.38%
Return on average equity	6.38%	4.84%
Return on average common equity	6.38%	4.84%
Average equity to average assets ratio	8.19%	7.83%
Tangible common equity to assets ratio	7.88%	8.08%

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

To be considered “well capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of March 31, 2025 our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

			March 31, 2025
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$409,028	12.63%	$259,014	8.00%	$323,768	10.00%
Tier 1 Capital (to risk weighted assets)	368,555	11.38%	194,261	6.00%	259,014	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	368,555	11.38%	145,696	4.50%	210,449	6.50%
Tier 1 Capital (to average assets)	368,555	8.98%	164,125	4.00%	205,156	5.00%

			December 31, 2024
		Actual	For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$402,629	12.66%	$254,412	8.00%	$318,015	10.00%
Tier 1 Capital (to risk weighted assets)	362,875	11.41%	190,809	6.00%	254,412	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	362,875	11.41%	143,107	4.50%	206,709	6.50%
Tier 1 Capital (to average assets)	362,875	8.75%	165,941	4.00%	207,426	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

			March 31, 2025
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$410,287	12.67%	$259,005	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	360,614	11.14%	194,254	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	347,614	10.74%	145,691	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	360,614	8.79%	164,133	4.00%	N/A	N/A
			December 31, 2024
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum(1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$403,867	12.70%	254,392	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	354,916	11.16%	190,794	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	341,916	10.75%	143,096	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	354,916	8.55%	165,963	4.00%	N/A	N/A

(1)	The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2025 unfunded commitments to extend credit were $716.1 million, of which $68.9 million were at fixed rates and $647.2 million were at variable rates. At December 31, 2024, unfunded commitments to extend credit were $719.1 million, of which approximately $57.5 million were at fixed rates and $661.6 million were at variable rates. A significant portion of the unfunded commitments related to commercial business loans and consumer home equity lines of credit. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. As of March 31, 2025 and December 31, 2024, the reserve for unfunded commitments was $1.5 million or 0.20% of total unfunded commitments.

At March 31, 2025 and December 31, 2024, there were commitments under letters of credit for $17.9 million and $16.2 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Certain accounting policies inherently involve a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. Of the significant accounting policies used in the preparation of our consolidated financial statements, we have identified certain items as critical accounting policies based on the associated estimates, assumptions, judgments and complexity. See “Management’s Discussion and Analysis of Financial Condition and

Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024, for a description our significant accounting policies that use critical accounting estimates.

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

As of March 31, 2025, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	(6.72)%
Up 200 basis points	(3.75)%
Up 100 basis points	(1.46)%
Base	-
Down 100 basis points	4.62%
Down 200 basis points	11.79%
Down 300 basis points	24.47%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on the company’s financial position, results of operations or cash flows.

Item 1A. RISK FACTORS.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Warning Regarding Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q, and in our other filings with the SEC.

There have been no material changes to the risk factors previously disclosed in the Company’s (i) Annual Report on Form 10-K for fiscal year ended December 31, 2024.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Sales of Unregistered Securities - None
(b)	Use of Proceeds – Not applicable
(c)	Issuer Purchases of Securities

As of March 31, 2025, the Company does not have an authorized share repurchase program.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Trading Plans

During the three months ended March 31, 2025, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K of the Securities Act of 1933.

Item 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Amendment to the Southern First Bancshares, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Southern First Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on January 24, 2025).

10.2	Form of Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.2 of Southern First Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on January 24, 2025).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______	________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: May 5, 2025	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2025	/s/Christian J. Zych
Christian J. Zych
Chief Financial Officer (Principal Financial Officer)