Form 10-Q
period 2025-06-30
SOUTHERN FIRST BANCSHARES INC
filed 2025-08-01
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,180,715 shares of common stock, par value $0.01 per share, were issued and outstanding as of July 24, 2025.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
June 30, 2025 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except share data)	2025	2024
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$25,184	22,553
Federal funds sold	180,834	128,452
Interest-bearing deposits with banks	65,014	11,858
Total cash and cash equivalents	271,032	162,863
Investment securities:
Investment securities available for sale	128,867	132,127
Other investments	19,906	19,490
Total investment securities	148,773	151,617
Mortgage loans held for sale	10,739	4,565
Loans	3,746,841	3,631,767
Less allowance for credit losses	(41,285)	(39,914)
Loans, net	3,705,556	3,591,853
Bank owned life insurance	54,886	54,070
Property and equipment, net	85,921	88,794
Deferred income taxes, net	12,971	13,467
Other assets	18,189	20,364
Total assets	$4,308,067	4,087,593
LIABILITIES
Deposits	$3,636,329	3,435,765
FHLB advances and related debt	240,000	240,000
Subordinated debentures	24,903	24,903
Other liabilities	61,373	56,481
Total liabilities	3,962,605	3,757,149
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 20,000,000 shares authorized, 8,180,715 shares issued and outstanding at June 30, 2025; 20,000,000 shares authorized, 8,164,872 shares issued and outstanding at December 31, 2024.	82	82
Nonvested restricted stock	(2,774)	(3,884)
Additional paid-in capital	124,839	124,641
Accumulated other comprehensive loss	(9,609)	(11,472)
Retained earnings	232,924	221,077
Total shareholders’ equity	345,462	330,444
Total liabilities and shareholders’ equity	$4,308,067	4,087,593

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(dollars in thousands, except share data)	2025	2024	2025	2024
Interest income
Loans	$48,992	46,545	96,077	92,150
Investment securities	1,357	1,418	2,760	2,896
Federal funds sold and interest-bearing deposits with banks	1,969	2,583	3,128	3,863
Total interest income	52,318	50,546	101,965	98,909
Interest expense
Deposits	24,300	28,216	47,869	55,148
Borrowings	2,723	2,802	5,418	5,588
Total interest expense	27,023	31,018	53,287	60,736
Net interest income	25,295	19,528	48,678	38,173
Provision for credit losses	700	500	1,450	325
Net interest income after provision for credit losses	24,595	19,028	47,228	37,848
Noninterest income
Mortgage banking income	1,569	1,923	2,993	3,087
Service fees on deposit accounts	567	416	1,106	810
ATM and debit card income	586	587	1,138	1,131
Income from bank owned life insurance	413	384	816	762
Other income	199	213	394	397
Total noninterest income	3,334	3,523	6,447	6,187
Noninterest expenses
Compensation and benefits	11,674	11,290	22,978	22,147
Occupancy	2,523	2,552	5,071	5,109
Outside service and data processing	2,189	1,962	4,226	3,808
Insurance	910	965	1,919	1,920
Professional fees	609	582	1,118	1,200
Marketing	397	389	771	758
Other	1,034	903	2,088	1,801
Total noninterest expenses	19,336	18,643	38,171	36,743
Income before income tax expense	8,593	3,908	15,504	7,292
Income tax expense	2,012	909	3,657	1,771
Net income	$6,581	2,999	11,847	5,521
Earnings per common share
Basic	$0.81	0.37	1.46	0.68
Diluted	0.81	0.37	1.46	0.68
Weighted average common shares outstanding
Basic	8,118,895	8,125,869	8,098,737	8,118,059
Diluted	8,133,789	8,140,822	8,122,215	8,141,371

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Net income	$6,581	2,999	11,847	5,521
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	516	(86)	2,358	(664)
Tax benefit (expense)	(109)	17	(495)	140
Other comprehensive income (loss)	407	(69)	1,863	(524)
Comprehensive income	$6,988	2,930	13,710	4,997

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	For the three months ended June 30,
	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
March 31, 2024	8,156,109	$82	-	$-	$(5,257)	$124,159	$(11,797)	$208,069	$315,256
Net income	-	-	-	-	-	-	-	2,999	2,999
Proceeds from exercise of stock options	-	-	-	-	-	-	-	-	-
Issuance of restricted stock, net of forfeitures	(1,012)	-	-	-	78	(78)	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	469	-	-	-	469
Compensation expense related to stock options, net of tax	-	-	-	-	-	93	-	-	93
Other comprehensive loss	-	-	-	-	-	-	(69)	-	(69)
June 30, 2024	8,155,097	$82	-	$-	$(4,710)	$124,174	$(11,866)	$211,068	$318,748
March 31, 2025	8,168,865	$82	-	$-	$(3,372)	$124,561	$(10,016)	$226,343	$337,598
Net income	-	-	-	-	-	-	-	6,581	6,581
Proceeds from exercise of stock options	13,000	-	-	-	-	306	-	-	306
Restricted shares withheld for taxes	(1,150)	-	-	-	-	(35)	-	-	(35)
Share based compensation expense, net of forfeitures	-	-	-	-	598	7	-	-	605
Other comprehensive income	-	-	-	-	-	-	407	-	407
June 30, 2025	8,180,715	$82	-	$-	$(2,774)	$124,839	$(9,609)	$232,924	$345,462

	For the six months ended June 30,
	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2023	8,088,186	$81	-	-	$(3,596)	$121,777	$(11,342)	$205,547	$312,467
Net income	-	-	-	-	-	-	-	5,521	5,521
Proceeds from exercise of stock options	11,000	-	-	-	-	167	-	-	167
Issuance of restricted stock, net of forfeitures	55,911	1	-	-	(2,035)	2,034	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	921	-	-	-	921
Compensation expense related to stock options, net of tax	-	-	-	-	-	196	-	-	196
Other comprehensive loss	-	-	-	-	-	-	(524)	-	(524)
June 30, 2024	8,155,097	$82	-	$-	$(4,710)	$124,174	$(11,866)	$211,068	$318,748
December 31, 2024	8,164,872	$82	-	$-	$(3,884)	$124,641	$(11,472)	$221,077	$330,444
Net income	-	-	-	-	-	-	-	11,847	11,847
Proceeds from exercise of stock options	25,500	-	-	-	-	516	-	-	516
Restricted shares withheld for taxes	(9,657)	-	-	-	-	(350)	-	-	(350)
Share based compensation expense, net of forfeitures	-	-	-	-	1,110	32	-	-	1,142
Other comprehensive income	-	-	-	-	-	-	1,863	-	1,863
June 30, 2025	8,180,715	$82	-	$-	$(2,774)	$124,839	$(9,609)	$232,924	$345,462

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
(dollars in thousands)	2025	2024
Operating activities
Net income	$11,847	5,521
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	1,450	325
Depreciation and other amortization	2,297	2,418
Accretion and amortization of securities discounts and premium, net	221	281
Net change in operating leases	48	78
Stock-based compensation expense	1,142	1,117
Gain on sale of loans held for sale	(2,813)	(2,757)
Loans originated and held for sale	(102,716)	(100,884)
Proceeds from sale of loans held for sale	99,355	96,076
Increase in cash surrender value of bank owned life insurance	(816)	(762)
Decrease in deferred tax asset	1	-
Decrease (increase) in other assets	2,450	(3,921)
Increase in other liabilities	5,591	3,543
Net cash provided by operating activities	18,057	1,035
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(115,378)	(21,169)
Purchase of property and equipment	(221)	(372)
Purchase of investment securities:
Available for sale	-	(5,191)
Other investments	(24)	(4,301)
Payments and maturities, calls and repayments of investment securities:
Available for sale	5,397	17,596
Other investments	(392)	5,587
Net cash used for investing activities	(110,618)	(7,850)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	200,564	80,305
Decrease in Federal Home Loan Bank advances and other borrowings, net	-	(35,000)
Proceeds from the exercise of stock options	516	167
Restricted shares withheld for taxes	(350)	-
Net cash provided by financing activities	200,730	45,472
Net increase in cash and cash equivalents	108,169	38,657
Cash and cash equivalents at beginning of the period	162,863	156,170
Cash and cash equivalents at end of the period	$271,032	194,827
Supplemental information
Cash paid for
Interest	$52,945	57,297
Income taxes	4,654	1,190
Schedule of non-cash transactions
Unrealized gain (loss) on securities, net of income taxes	1,863	(524)
Foreclosure of other real estate	275	-

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2025. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

Risk and Uncertainties

In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default within the Company’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company. There were several notable bank failures in 2023, driven primarily by liquidity challenges as depositors rapidly withdrew funds. These failures were exacerbated by the impact of rising interest rates, which left affected banks unable to sell long-term investment securities without incurring significant losses. In response, regulators took steps to stabilize the banking system, including ensuring that losses to the Deposit Insurance Fund used to support uninsured depositors would be recovered through a special assessment on banks, as mandated by law. While the banking disruptions seen in 2023 have largely stabilized, the financial environment remains uncertain, shaped by ongoing inflationary pressures, and persistent concerns around commercial real estate values and refinancing risks. In early 2025, the Federal Reserve began lowering interest rates in response to easing inflation and slowing growth. While lower rates can support loan demand, they may also compress net interest margins. The Federal Reserve is also continuing balance sheet reduction, contributing to some funding and market volatility. The long-term impact of these developments on the economy, financial institutions, and regulatory frameworks remains uncertain.

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

The Bank makes loans to individuals and businesses in the Upstate, Midlands, and Lowcountry regions of South Carolina as well as the Triangle, Triad and Charlotte regions of North Carolina and Atlanta, Georgia for various personal and commercial purposes. The Bank’s loan portfolio has a concentration of real estate loans. As of June 30, 2025 and December 31, 2024, real estate loans represented 83.2% and 83.5%, respectively, of total loans. However, borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

As of June 30, 2025, the Company’s and the Bank’s capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession, our reported and regulatory capital ratios could be adversely impacted by future credit losses.

The Company maintains access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the subsidiary bank. As of June 30, 2025, the $15.0 million line was unused.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA extends or makes permanent a number of provisions originally enacted in the 2017 Tax Cuts and Jobs Act and introduces new items affecting both individuals and businesses. Topic 740, Income Taxes, of the FASB Accounting Standards Codification requires the effects of newly enacted tax law to be recognized in the period of enactment. Because enactment occurred after the quarter-end date of June 30, 2025, we are evaluating OBBBA’s impact on our deferred tax assets and liabilities, effective tax rate, and tax-related processes (e.g., payroll reporting for qualifying wage items). Based on preliminary analysis, we do not currently expect the OBBBA to have a material impact on our 2025 estimated annual effective tax rate or on our consolidated financial statements, but our evaluation is ongoing.

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

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	June 30, 2025
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,109	-	147	1,962
US treasuries	999	-	63	936
US government agencies	16,861	27	1,323	15,565
State and political subdivisions	22,261	-	2,759	19,502
Asset-backed securities	34,603	24	293	34,334
Mortgage-backed securities	64,197	11	7,640	56,568
Total investment securities available for sale	$141,030	62	12,225	128,867

	December 31, 2024
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,121	-	194	1,927
US treasuries	999	-	91	908
US government agencies	17,540	1	1,746	15,795
State and political subdivisions	22,387	-	3,065	19,322
Asset-backed securities	36,613	36	111	36,538
Mortgage-backed securities	66,988	19	9,370	57,637
Total investment securities available for sale	$146,648	56	14,577	132,127

Contractual maturities and yields on the Company’s investment securities at June 30, 2025 and December 31, 2024 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

								June 30, 2025
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	$1,962	2.03%	$-	-	$-	-	$1,962	2.03%
US treasuries	-	-	936	1.27%	-	-	-	-	936	1.27%
US government agencies	-	-	5,196	1.10%	10,369	4.11%	-	-	15,565	3.11%
State and political subdivisions	466	2.13%	2,995	1.64%	4,558	2.23%	11,483	2.14%	19,502	2.09%
Asset-backed securities	-	-	-	-	3,449	5.23%	30,885	5.51%	34,334	5.48%
Mortgage-backed securities	-	-	6,635	1.28%	8,865	2.86%	41,068	2.39%	56,568	2.34%
Total investment securities	$466	2.13%	$17,724	1.37%	$27,241	3.53%	$83,436	3.51%	$128,867	3.22%

								December 31, 2024
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	$1,927	2.02%	$-	-	$-	-	$1,927	2.02%
US treasuries	-	-	908	1.27%	-	-	-	-	908	1.27%
US government agencies	-	-	5,021	1.10%	10,774	4.51%	-	-	15,795	3.43%
State and political subdivisions	461	2.13%	1,726	1.61%	5,049	2.10%	12,086	2.13%	19,322	2.08%
Asset-backed securities	-	-	23	6.14%	3,420	5.25%	33,095	5.87%	36,538	5.81%
Mortgage-backed securities	-	-	6,549	1.28%	7,548	3.00%	43,540	2.45%	57,637	2.39%
Total investment securities	$461	2.13%	$16,154	1.35%	$26,791	3.73%	$88,721	3.68%	$132,127	3.40%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at June 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

							June 30, 2025
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,962	$147	1	$1,962	$147
US treasuries	-	-	-	1	936	63	1	936	63
US government agencies	-	-	-	9	10,693	1,323	9	10,693	1,323
State and political subdivisions	2	945	107	31	18,557	2,652	33	19,502	2,759
Asset-backed	10	21,352	134	5	8,400	159	15	29,752	293
Mortgage-backed securities	8	11,319	197	59	44,283	7,443	67	55,602	7,640
Total investment securities	20	$33,616	$438	106	$84,831	$11,787	126	$118,447	$12,225

								December 31, 2024
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,927	$194	1	$1,927	$194
US treasuries	-	-	-	1	908	91	1	908	91
US government agencies	1	2,694	1	9	10,269	1,745	10	12,963	1,746
State and political subdivisions	3	1,436	153	30	17,886	2,912	33	19,322	3,065
Asset-backed	6	15,828	83	5	5,344	28	11	21,172	111
Mortgage-backed securities	6	8,226	409	61	45,360	8,961	67	53,586	9,370
Total investment securities	16	$28,184	$646	107	$81,694	$13,931	123	$109,878	$14,577

At June 30, 2025, the Company had 126 individual investments that were in an unrealized loss position. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on available for sale securities recognized as of June 30, 2025.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	June 30, 2025	December 31, 2024
Federal Home Loan Bank stock	$14,540	14,516
Other nonmarketable investments	4,963	4,571
Investment in Trust Preferred subsidiaries	403	403
Total other investments	$19,906	19,490

The Company has evaluated other investments for impairment and determined that the other investments are not impaired as of June 30, 2025 and that ultimate recoverability of the par value of the investments is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At June 30, 2025, there were no securities pledged as collateral for repurchase agreements from brokers.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At June 30, 2025, mortgage loans held for sale totaled $10.7 million compared to $4.6 million at December 31, 2024.

NOTE 4 – Loans and Allowance for Credit Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $5.8 million as of June 30, 2025 and $6.2 million as of December 31, 2024.

	June 30, 2025		December 31, 2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$686,424	18.3%	$651,597	17.9%
Non-owner occupied RE	939,163	25.1%	924,367	25.5%
Construction	68,421	1.8%	103,204	2.8%
Business	589,661	15.7%	556,117	15.3%
Total commercial loans	2,283,669	60.9%	2,235,285	61.5%
Consumer
Real estate	1,164,187	31.1%	1,128,629	31.1%
Home equity	234,608	6.3%	204,897	5.6%
Construction	25,210	0.6%	20,874	0.6%
Other	39,167	1.1%	42,082	1.2%
Total consumer loans	1,463,172	39.1%	1,396,482	38.5%
Total gross loans, net of deferred fees	3,746,841	100.0%	3,631,767	100.0%
Less—allowance for credit losses	(41,285)		(39,914)
Total loans, net	$3,705,556		$3,591,853

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

			June 30, 2025
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$29,789	246,900	378,099	31,636	686,424
Non-owner occupied RE	130,079	590,968	199,968	18,148	939,163
Construction	20,805	37,712	9,904	-	68,421
Business	125,294	324,197	136,484	3,686	589,661
Total commercial loans	305,967	1,199,777	724,455	53,470	2,283,669
Consumer
Real estate	30,212	115,579	232,412	785,984	1,164,187
Home equity	4,992	41,507	183,826	4,283	234,608
Construction	15,289	1,168	8,753	-	25,210
Other	6,128	31,119	1,194	726	39,167
Total consumer loans	56,621	189,373	426,185	790,993	1,463,172
Total gross loans, net of deferred fees	$362,588	1,389,150	1,150,640	844,463	3,746,841

			December 31, 2024
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$21,235	220,648	369,748	39,966	651,597
Non-owner occupied RE	129,269	547,864	227,987	19,247	924,367
Construction	6,479	77,636	19,089	-	103,204
Business	129,978	277,830	144,056	4,253	556,117
Total commercial loans	286,961	1,123,978	760,880	63,466	2,235,285
Consumer
Real estate	20,982	82,896	281,091	743,660	1,128,629
Home equity	3,454	36,722	160,380	4,341	204,897
Construction	5,849	2,133	10,427	2,465	20,874
Other	7,660	30,633	3,040	749	42,082
Total consumer loans	37,945	152,384	454,938	751,215	1,396,482
Total gross loans, net of deferred fees	$324,906	1,276,362	1,215,818	814,681	3,631,767

The following table summarizes the loans due after one year by category.

	June 30, 2025		December 31, 2024
	Interest Rate			Interest Rate
(dollars in thousands)	Fixed	Floating or Adjustable	Fixed	Floating or Adjustable
Commercial
Owner occupied RE	$609,739	46,896	$599,179	31,183
Non-owner occupied RE	711,042	98,042	701,297	93,801
Construction	25,916	21,700	63,019	33,706
Business	293,806	170,561	281,316	144,823
Total commercial loans	1,640,503	337,199	1,644,811	303,513
Consumer
Real estate	1,133,975	-	1,107,647	-
Home equity	9,355	220,261	9,899	191,544
Construction	9,921	-	15,025	-
Other	7,264	25,775	8,038	26,384
Total consumer loans	1,160,515	246,036	1,140,609	217,928
Total gross loans, net of deferred fees	$2,801,018	583,235	$2,785,420	521,441

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

A description of the general characteristics of the risk grades is as follows:

•	Pass— A pass loan ranges from minimal to average credit risk; however, still has acceptable credit risk.

•	Watch—A watch loan exhibits above average credit risk due to minor weaknesses and warrants closer scrutiny by management.

•	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

•	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, which may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following table presents loan balances classified by credit quality indicators by year of origination as of June 30, 2025.

							June 30, 2025
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$36,179	63,271	41,591	192,649	119,822	202,274	85	-	655,871
Watch	1,725	456	5,863	5,990	2,309	10,569	-	-	26,912
Special Mention	-	-	-	152	-	3,489	-	-	3,641
Total Owner occupied RE	37,904	63,727	47,454	198,791	122,131	216,332	85	-	686,424

Non-owner occupied RE
Pass	46,511	56,537	63,173	311,548	141,985	266,655	1,034	467	887,910
Watch	-	129	2,239	4,100	17,885	9,854	-	-	34,207
Special Mention	-	-	-	-	192	7,660	-	-	7,852
Substandard	-	-	-	2,253	-	6,941	-	-	9,194
Total Non-owner occupied RE	46,511	56,666	65,412	317,901	160,062	291,110	1,034	467	939,163

Construction
Pass	3,784	20,933	13,235	22,361	2,432	-	-	-	62,745
Watch	-	-	2,498	1,170	2,008	-	-	-	5,676
Total Construction	3,784	20,933	15,733	23,531	4,440	-	-	-	68,421

Business
Pass	66,768	50,566	51,579	110,431	32,082	58,200	193,411	1,518	564,555
Watch	476	833	900	4,063	2,330	5,356	6,579	406	20,943
Special Mention	83	1,027	-	639	-	603	643	-	2,995
Substandard	180	-	-	-	-	613	375	-	1,168
Total Business	67,507	52,426	52,479	115,133	34,412	64,772	201,008	1,924	589,661
Current period gross write-offs	-	-	-	-	-	(78)	(63)	-	(141)

Total Commercial loans	155,706	193,752	181,078	655,356	321,045	572,214	202,127	2,391	2,283,669

Consumer
Real estate
Pass	87,205	69,031	135,777	267,699	255,257	297,284	-	-	1,112,253
Watch	100	667	4,259	6,802	8,555	8,134	-	-	28,517
Special Mention	151	818	1,728	5,143	2,636	7,066	-	-	17,542
Substandard	-	649	853	994	733	2,646	-	-	5,875
Total Real estate	87,456	71,165	142,617	280,638	267,181	315,130	-	-	1,164,187

Home equity
Pass	-	-	-	-	-	-	218,079	-	218,079
Watch	-	-	-	-	-	-	9,004	-	9,004
Special Mention	-	-	-	-	-	-	5,995	-	5,995
Substandard	-	-	-	-	-	-	1,530	-	1,530
Total Home equity	-	-	-	-	-	-	234,608	-	234,608

Construction
Pass	10,153	6,259	-	6,815	-	-	-	-	23,227
Watch	-	-	1,983	-	-	-	-	-	1,983
Total Construction	10,153	6,259	1,983	6,815	-	-	-	-	25,210

Other
Pass	969	1,041	678	1,233	469	2,961	30,469	-	37,820
Watch	-	165	42	33	354	119	107	-	820
Special Mention	5	32	6	320	58	44	32	-	497
Substandard	30	-	-	-	-	-	-	-	30
Total Other	1,004	1,238	726	1,586	881	3,124	30,608	-	39,167
Current period gross write-offs	-	-	-	-	-	-	(5)	-	(5)

Total Consumer loans	98,613	78,662	145,326	289,039	268,062	318,254	265,216	-	1,463,172
Total loans	$254,319	272,414	326,404	944,395	589,107	890,468	467,343	2,391	3,746,841
Total Current period gross write-offs	-	-	-	-	-	(78)	(68)	-	(146)

The following table presents loan balances classified by credit quality indicators by year of origination as of December 31, 2024.

							December 31, 2024
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$51,338	47,997	186,361	122,306	66,561	145,743	160	238	620,704
Watch	480	1,180	3,638	1,962	8,828	11,012	-	-	27,100
Special Mention	-	-	162	-	-	2,840	-	-	3,002
Substandard	-	-	-	-	-	791	-	-	791
Total Owner occupied RE	51,818	49,177	190,161	124,268	75,389	160,386	160	238	651,597

Non-owner occupied RE
Pass	50,685	70,517	321,726	145,658	95,994	183,723	360	220	868,883
Watch	-	954	6,081	10,238	4,705	8,435	-	-	30,413
Special Mention	-	-	-	7,579	-	8,882	-	-	16,461
Substandard	-	-	969	-	-	7,641	-	-	8,610
Total Non-owner occupied RE	50,685	71,471	328,776	163,475	100,699	208,681	360	220	924,367
Current period gross write-offs	-	-	-	-	-	(1,029)	-	-	(1,029)

Construction
Pass	24,076	26,501	34,067	15,000	-	-	-	-	99,644
Watch	-	2,420	1,140	-	-	-	-	-	3,560
Total Construction	24,076	28,921	35,207	15,000	-	-	-	-	103,204

Business
Pass	54,814	41,743	129,450	38,312	15,716	51,566	196,246	803	528,650
Watch	-	132	5,353	2,174	1,423	5,243	8,776	389	23,490
Special Mention	660	95	805	-	65	533	-	206	2,364
Substandard	28	-	-	-	385	630	570	-	1,613
Total Business	55,502	41,970	135,608	40,486	17,589	57,972	205,592	1,398	556,117
Current period gross write-offs	-	-	-	(143)	(347)	(18)	(72)	-	(580)

Total Commercial loans	182,081	191,539	689,752	343,229	193,677	427,039	206,112	1,856	2,235,285

Consumer
Real estate
Pass	78,287	144,487	277,854	263,079	160,007	153,584	-	-	1,077,298
Watch	671	2,409	6,961	8,573	4,147	4,632	-	-	27,393
Special Mention	817	1,536	5,987	2,664	2,804	5,181	-	-	18,989
Substandard	212	508	967	746	821	1,695	-	-	4,949
Total Real estate	79,987	148,940	291,769	275,062	167,779	165,092	-	-	1,128,629

Home equity
Pass	-	-	-	-	-	-	188,451	-	188,451
Watch	-	-	-	-	-	-	9,114	-	9,114
Special Mention	-	-	-	-	-	-	6,173	-	6,173
Substandard	-	-	-	-	-	-	1,159	-	1,159
Total Home equity	-	-	-	-	-	-	204,897	-	204,897
Current period gross write-offs	-	-	-	-	-	-	(45)	-	(45)

Construction
Pass	7,700	3,636	9,222	316	-	-	-	-	20,874
Total Construction	7,700	3,636	9,222	316	-	-	-	-	20,874

Other
Pass	2,732	836	1,521	1,593	1,229	2,609	29,660	-	40,180
Watch	167	61	12	366	-	129	595	-	1,330
Special Mention	36	35	325	66	-	65	45	-	572
Total Other	2,935	932	1,858	2,025	1,229	2,803	30,300	-	42,082
Current period gross write-offs	-	-	-	-	-	(38)	(42)	-	(80)

Total Consumer loans	90,622	153,508	302,849	277,403	169,008	167,895	235,197	-	1,396,482
Total loans	$272,703	345,047	992,601	620,632	362,685	594,934	441,309	1,856	3,631,767
Total Current period gross write-offs	-	-	-	(143)	(347)	(1,085)	(159)	-	(1,734)

The following tables present loan balances by age and payment status.

	June 30, 2025
(dollars in thousands)	Accruing 30-59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$1,445	-	-	-	684,979	686,424
Non-owner occupied RE	-	-	204	6,941	932,018	939,163
Construction	-	-	-	-	68,421	68,421
Business	348	35	-	717	588,561	589,661
Consumer
Real estate	1,384	1,037	-	3,028	1,158,738	1,164,187
Home equity	545	-	-	708	233,355	234,608
Construction	-	-	-	-	25,210	25,210
Other	58	63	-	-	39,046	39,167
Total loans	$3,780	1,135	204	11,394	3,730,328	3,746,841

	December 31, 2024
(dollars in thousands)	Accruing 30-59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$292	-	-	-	651,305	651,597
Non-owner occupied RE	-	-	-	7,641	916,726	924,367
Construction	-	-	-	-	103,204	103,204
Business	1,319	-	-	1,016	553,782	556,117
Consumer
Real estate	3,839	938	-	1,908	1,121,944	1,128,629
Home equity	41	-	-	312	204,544	204,897
Construction	-	-	-	-	20,874	20,874
Other	-	-	-	-	42,082	42,082
Total loans	$5,491	938	-	10,877	3,614,461	3,631,767

As of June 30, 2025 and December 31, 2024, accruing loans 30 days or more past due represented 0.14% and 0.18% of the Company’s total loan portfolio, respectively. Commercial loans accruing 30 days or more past due were 0.06% and 0.05% of the Company’s total loan portfolio as of June 30, 2025 and December 31, 2024, respectively. Consumer loans accruing 30 days or more past due were 0.08% and 0.13% of total loans as of June 30, 2025 and December 31, 2024, respectively.

The table below summarizes nonaccrual loans by major categories for the periods presented.

	June 30, 2025				December 31, 2024
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	loans	loans	Total	loans	loans	Total
	with no	with an	nonaccrual	with no	with an	nonaccrual
(dollars in thousands)	allowance	allowance	loans	allowance	allowance	loans
Commercial
Non-owner occupied RE	$5,156	1,785	6,941	$5,844	1,797	7,641
Business	-	717	717	-	1,016	1,016
Total commercial	5,156	2,502	7,658	5,844	2,813	8,657
Consumer
Real estate	2,030	998	3,028	1,526	382	1,908
Home equity	708	-	708	312	-	312
Total consumer	2,738	998	3,736	1,838	382	2,220
Total nonaccrual loans	$7,894	3,500	11,394	$7,682	3,195	10,877

The Company did not recognize interest income on nonaccrual loans for the three months ended June 30, 2025 and June 30, 2024. The accrued interest reversed during the three months ended June 30, 2025 and June 30, 2024 was not material. Foregone interest income on the nonaccrual loans for the three month period ended June 30, 2025 was $126,000, while foregone interest income on the nonaccrual loans for the three month period ended June 30, 2024 was not material.

We did not recognize interest income on nonaccrual loans for the six months ended June 30, 2025 and June 30, 2024. Accrued interest of $47,000 was reversed during the six months ended June 30, 2025 and $82,000 was reversed during the six months ended June 30, 2024. Foregone interest income on the nonaccrual loans for the six month period ended June 30, 2025 was $200,000, while foregone interest income on the nonaccrual loans for the six month period ended June 30, 2024 was not material.

The table below summarizes information regarding nonperforming assets.

(dollars in thousands)	June 30, 2025	December 31, 2024
Nonaccrual loans	$11,394	10,877
Other real estate owned	275	-
Total nonperforming assets	$11,669	10,877
Nonperforming assets as a percentage of:
Total assets	0.27%	0.27%
Gross loans	0.31%	0.30%
Total loans over 90 days past due	$2,027	2,641
Loans over 90 days past due and still accruing	204	-

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

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses due to the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Loan modifications to borrowers experiencing financial difficulty were not material for the three and six months ended June 30, 2025 and June 30, 2024.

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

On January 1, 2025, the Company transitioned to the DCF modeling approach to estimate the ACL on loans as it allows for a better estimation of credit losses through customization among the various inputs by loan segmentation. The DCF methodology is applied on a segment-by-segment basis at the loan level with a one-year reasonable and supportable forecast period, followed by a one-year reversion to the long-term average. The Company considers economic forecasts of national gross domestic product (“GDP”) and unemployment rates as reported by Fannie Mae to inform the model for loss estimation. Historical loss rates used in the quantitative model were derived using both the Bank's and peer bank data obtained from publicly-available sources (i.e., federal call reports) encompassing an economic cycle. The peer group utilized by the Bank is comprised of financial institutions of relatively similar size (i.e., $1-$15 billion of total assets) and in similar markets. In addition, the DCF methodology considers the weighted average life of the portfolio, impacting the reaction time and the exposure to potential loss based on changes in the interest rate environment. Management also considers qualitative adjustments when estimating loan losses to take into account the model's quantitative limitations. Qualitative adjustments to quantitative loss factors, either negative or positive, may include changes in lending policies; international, national, regional, and local conditions; volume and terms of loans; experience and depth of management; volume and severity of past due loans; effects of changes in lending policy; concentrations of credit; and loan review results. The Company enhanced its qualitative factor framework to better address risks that are not reflected in the quantitative loss factors.

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

The following tables summarize the activity related to the allowance for credit losses for the three and six months ended June 30, 2025 and June 30, 2024.

				Three months June 30, 2025
	Commercial								Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$3,934	7,333	582	11,131	15,193	1,549	487	478	40,687
Provision for credit losses for loans	69	84	(120)	213	340	96	(32)	-	650
Loan charge-offs	-	-	-	(63)	-	-	-	(5)	(68)
Loan recoveries	-	-	-	12	-	4	-	-	16
Net loan recoveries (charge-offs)	-	-	-	(51)	-	4	-	(5)	(52)
Balance, end of period	$4,003	7,417	462	11,293	15,533	1,649	455	473	41,285
Net charge-offs to average loans (annualized)									0.01%
Allowance for credit losses to gross loans									1.10%
Allowance for credit losses to nonperforming loans									362.35%

	Three months ended June 30, 2024
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$6,118	11,167	1,594	7,054	10,647	2,719	677	465	40,441
Provision for credit losses for loans	(651)	424	(263)	190	1,750	(244)	(399)	(57)	750
Loan charge-offs	-	(1,029)	-	(19)	-	-	-	(1)	(1,049)
Loan recoveries	-	-	-	11	-	4	-	-	15
Net loan recoveries (charge-offs)	-	(1,029)	-	(8)	-	4	-	(1)	(1,034)
Balance, end of period	$5,467	10,562	1,331	7,236	12,397	2,479	278	407	40,157
Net charge-offs to average loans (annualized)									0.11%
Allowance for credit losses to gross loans									1.11%
Allowance for credit losses to nonperforming loans									357.95%

	Six months ended June 30, 2025
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$5,482	10,219	940	7,745	12,359	2,655	115	399	39,914
Provision for credit losses	(1,479)	(2,802)	(478)	3,615	3,174	(1,014)	340	44	1,400
Loan charge-offs	-	-	-	(141)	-	-	-	(5)	(146)
Loan recoveries	-	-	-	74	-	8	-	35	117
Net loan recoveries (charge-offs)	-	-	-	(67)	-	8	-	30	(29)
Balance, end of period	$4,003	7,417	462	11,293	15,533	1,649	455	473	41,285
Net charge-offs to average loans (annualized)									0.00%
Allowance for credit losses to gross loans									1.10%
Allowance for credit losses to nonperforming loans									362.35%

	Six months ended June 30, 2024
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$6,118	11,167	1,594	7,385	10,647	2,600	677	494	40,682
Provision for credit losses	(651)	424	(263)	190	1,750	(244)	(399)	(57)	750
Loan charge-offs	-	(1,029)	-	(365)	-	-	-	(79)	(1,473)
Loan recoveries	-	-	-	26	-	123	-	49	198
Net loan recoveries (charge-offs)	-	(1,029)	-	(339)	-	123	-	(30)	(1,275)
Balance, end of period	$5,467	10,562	1,331	7,236	12,397	2,479	278	407	40,157
Net charge-offs to average loans (annualized)									0.07%
Allowance for credit losses to gross loans									1.11%
Allowance for credit losses to nonperforming loans									357.95%

There was a provision for credit losses of $650,000 and $750,000 for the three months ended June 30, 2025 and June 30, 2024, respectively. In addition, the provision for credit losses was $1.4 million and $750,000 for the six months ended June 30, 2025 and June 30, 2024, respectively.

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

The following tables present an analysis of collateral-dependent loans of the Company as of June 30, 2025 and December 31, 2024.

			June 30, 2025
	Real	Business
(dollars in thousands)	estate	assets	Other	Total
Commercial
Non-owner occupied RE	$6,941	-	-	6,941
Business	178	539	-	717
Total commercial	7,119	539	-	7,658
Consumer
Real estate	3,028	-	-	3,028
Home equity	708	-	-	708
Total consumer	3,736	-	-	3,736
Total	$10,855	539	-	11,394

			December 31, 2024
	Real	Business
(dollars in thousands)	estate	assets	Other	Total
Commercial
Non-owner occupied RE	$7,641	-	-	7,641
Business	460	556	-	1,016
Total commercial	8,101	556	-	8,657
Consumer
Real estate	1,908	-	-	1,908
Home equity	312	-	-	312
Total consumer	2,220	-	-	2,220
Total	$10,321	556	-	10,877

Allowance for Credit Losses - Unfunded Loan Commitments

The allowance for credit losses for unfunded loan commitments was $1.5 million at June 30, 2025 and December 31, 2024, and is separately classified on the balance sheet within other liabilities. The following table presents the balance and activity in the ACL for unfunded loan commitments for the three and six months ended June 30, 2025 and June 30, 2024.

	Three months ended	Three months ended
(dollars in thousands)	June 30, 2025	June 30, 2024
Balance, beginning of period	$1,456	1,656
Provision for (reversal of) credit losses	50	(250)
Balance, end of period	$1,506	1,406
Unfunded Loan Commitments	$791,253	694,524
Reserve for Unfunded Commitments	0.19%	0.20%

	Six months ended	Six months ended
(dollars in thousands)	June 30, 2025	June 30, 2024
Balance, beginning of period	$1,456	1,831
Provision for (reversal of) credit losses	50	(425)
Balance, end of period	$1,506	1,406
Unfunded Loan Commitments	$791,253	694,524
Reserve for Unfunded Commitments	0.19%	0.20%

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

The following table represents the carrying value of the PLM hedged asset and liability and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
(dollars in thousands)	Carrying Amount	Hedge Basis Adjustment	Carrying Amount	Hedge Basis Adjustment
Fixed Rate Asset/Liability[1]	$301,572	1,572	296,361	(3,638)
[1]	These amounts included the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of the assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of June 30, 2025, the amortized cost basis of the closed portfolio used in this hedging relationship was $638.5 million, the cumulative basis adjustment associated with this hedging relationship was $1.6 million, and the amount of the designated hedged item was $300.0 million.

The following table summarizes the Company’s outstanding financial derivative instruments at June 30, 2025 and December 31, 2024.

			June 30, 2025
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives designated as hedging instruments:
Fair value swap	$300,000	Other liabilities	$(1,457)

Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	23,213	Other assets	376
MBS forward sales commitments	14,000	Other liabilities	(133)
Total derivative financial instruments	$337,213		$(1,214)

			December 31, 2024
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives designated as hedging instruments:
Fair value swap	$300,000	Other assets	$3,698

Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	15,841	Other assets	188
MBS forward sales commitments	10,500	Other assets	40
Total derivative financial instruments	$326,341		$3,926

Accrued interest receivable related to the interest rate swap as of June 30, 2025 totaled $190,000 and is excluded from the fair value presented in the table above.

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

The following table summarizes the effect of the fair value hedging relationship recognized in the consolidated statements of income for the three and six months ended June 30, 2025 and June 30, 2024.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Gain (loss) on fair value hedging relationship:
Hedged asset/(liability)	$1,769	(741)	5,210	(4,479)
Fair value derivative designated as hedging instrument	(1,714)	780	(5,155)	4,468
Total gain (loss) recognized in interest income on loans	$55	39	55	(11)

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

			June 30, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
Corporate bonds	$-	1,962	-	1,962
US treasuries	-	936	-	936
US government agencies	-	15,565	-	15,565
State and political subdivisions	-	19,502	-	19,502
Asset-backed securities	-	34,334	-	34,334
Mortgage-backed securities	-	56,568	-	56,568
Mortgage loans held for sale	-	10,739	-	10,739
Mortgage loan interest rate lock commitments	-	376	-	376
Total assets measured at fair value on a recurring basis	$-	139,982	-	139,982
Liabilities
MBS forward sales commitments	$-	133	-	133
Derivative liability	-	1,457	-	1,457
Total liabilities measured at fair value on a recurring basis	$-	1,590	-	1,590

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Corporate bonds	$-	1,927	-	1,927
US treasuries	-	908	-	908
US government agencies	-	15,795	-	15,795
State and political subdivisions	-	19,322	-	19,322
Asset-backed securities	-	36,538	-	36,538
Mortgage-backed securities	-	57,637	-	57,637
Mortgage loans held for sale	-	4,565	-	4,565
Mortgage loan interest rate lock commitments	-	188	-	188
Derivative asset	-	3,698	-	3,698
MBS forward sales commitments	-	40	-	40
Total assets measured at fair value on a recurring basis	$-	140,618	-	140,618

The Company had no liabilities recorded at fair value on a recurring basis as of December 31, 2024.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024.

			As of June 30, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated loans	$-	9,963	1,086	11,049
Total assets measured at fair value on a nonrecurring basis	$-	9,963	1,086	11,049

			As of December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated loans	$-	9,139	1,127	10,266
Total assets measured at fair value on a nonrecurring basis	$-	9,139	1,127	10,266

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company’s financial instruments at June 30, 2025 and December 31, 2024 are as follows:

			June 30, 2025
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$19,906	19,906	-	-	19,906
Loans[1]	3,692,840	3,457,034	-	-	3,457,034
Financial Liabilities:
Deposits	3,636,329	3,388,043	-	3,388,043	-
Subordinated debentures	24,903	27,408	-	27,408	-

			December 31, 2024
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$19,490	19,490	-	-	19,490
Loans[1]	3,579,640	3,319,602	-	-	3,319,602
Financial Liabilities:
Deposits	3,435,765	3,158,893	-	3,158,893	-
Subordinated debentures	24,903	27,539	-	27,539	-
[1]	Carrying amount is net of the allowance for credit losses and individually evaluated loans.

NOTE 7 – Leases

The Company had operating right-of-use (“ROU”) assets, included in property and equipment, of $19.8 million and $20.6 million as of June 30, 2025 and December 31, 2024, respectively.  The Company had lease liabilities, included in other liabilities, of $22.5 million and $23.2 million as of June 30, 2025 and December 31, 2024, respectively. We maintain operating leases on land and buildings for various office spaces. The lease agreements have maturity dates ranging from July 2025 to February 2032, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 4.76 years and 4.95 years as June 30, 2025 and December, 31, 2024, respectively. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.  The ROU assets also include any initial direct costs incurred and lease payments made at or before commencement date and are reduced by any lease incentives.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term at implementation of the accounting standard and as of the lease commencement date for leases subsequently entered into. The weighted average discount rate for leases was 2.27% and 2.28% as of June 30, 2025 and December 31, 2024, respectively.

The total operating lease costs were $617,000 and $604,000 for the three months ended June 30, 2025 and 2024, respectively, and $1.2 million for the six months ended June 30, 2025 and 2024.

Operating lease payments due as of June 30, 2025 were as follows:

Operating
(dollars in thousands)	Leases
2025	$1,083
2026	2,210
2027	2,267
2028	2,015
2029	1,501
Thereafter	18,686
Total undiscounted lease payments	27,762
Discount effect of cash flows	5,284
Total lease liability	$22,478

NOTE 8 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2025 and 2024. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options and unvested restricted stock that were outstanding at June 30, 2025. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At June 30, 2025 and 2024, there were 210,017 and 266,974 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except share data)	2025	2024	2025	2024
Numerator:
Net income available to common shareholders	$6,581	2,999	11,847	5,521
Denominator:
Weighted-average common shares outstanding – basic	8,118,895	8,125,869	8,098,737	8,118,059
Common stock equivalents	14,894	14,953	23,478	23,312
Weighted-average common shares outstanding – diluted	8,133,789	8,140,822	8,122,215	8,141,371
Earnings per common share:
Basic	$0.81	0.37	1.46	0.68
Diluted	0.81	0.37	1.46	0.68

Item 2. MANAGEMENT’S DISCUSSION AND Analysis of Financial Condition and Results of Operations.

The following discussion reviews our results of operations for the three and six month periods ended June 30, 2025 as compared to the three and six month periods ended June 30, 2024 and assesses our financial condition as of June 30, 2025 as compared to December 31, 2024. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K for that period. Results for the three and six month periods ended June 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or any future period.

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

At June 30, 2025, we had total assets of $4.31 billion, a 5.4% increase from total assets of $4.09 billion at December 31, 2024. The largest component of our total assets is loans which were $3.75 billion and $3.63 billion at June 30, 2025 and December 31, 2024, respectively. Our liabilities and shareholders’ equity at June 30, 2025 totaled $3.96 billion and $345.5 million, respectively, compared to liabilities of $3.76 billion and shareholders’ equity of $330.4 million at December 31, 2024. The principal component of our liabilities is deposits which were $3.64 billion and $3.44 billion at June 30, 2025 and December 31, 2024, respectively.

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

Our net income to common shareholders was $6.6 million and $3.0 million for the three months ended June 30, 2025 and 2024, respectively. Diluted earnings per share (“EPS”) was $0.81 for the second quarter of 2025 as compared to $0.37 for the same period in 2024. The increase in net income was primarily driven by an increase in net interest income.

Our net income to common shareholders was $11.8 million and $5.5 million for the six months ended June 30, 2025 and 2024, respectively. Diluted earnings per share (“EPS”) was $1.46 for the second quarter of 2025 as compared to $0.68 for the same period in 2024. The increase in net income was primarily driven by an increase in net interest income.

results of operations

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $25.3 million for the second quarter of 2025, a 29.5% increase over net interest income of $19.5 million for the second quarter of 2024, driven primarily by a $3.9 million decrease in interest expense on our interest-bearing deposits combined with a $1.8 million increase in interest income on our interest-earning assets. In addition, our net interest margin, on a tax-equivalent (TE) basis, was 2.50% for the second quarter of 2025 compared to 1.98% for the same period in 2024.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and six month periods ended June 30, 2025 and 2024. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” tables demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended June 30,
	2025			2024
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$179,095	$1,969	4.41%	$186,584	$2,583	5.57%
Investment securities, taxable	141,898	1,315	3.72%	133,507	1,376	4.15%
Investment securities, nontaxable(2)	7,740	55	2.83%	8,027	55	2.73%
Loans(3)	3,724,064	48,992	5.28%	3,645,595	46,545	5.14%
Total interest-earning assets	4,052,797	52,331	5.18%	3,973,713	50,559	5.12%
Noninterest-earning assets	154,051			165,093
Total assets	$4,206,848			$4,138,806
Interest-bearing liabilities
NOW accounts	$331,811	752	0.91%	$302,881	621	0.82%
Savings & money market	1,566,345	13,398	3.43%	1,611,991	16,324	4.07%
Time deposits	942,880	10,150	4.32%	898,878	11,271	5.04%
Total interest-bearing deposits	2,841,036	24,300	3.43%	2,813,750	28,216	4.03%
FHLB advances and other borrowings	240,000	2,270	3.79%	240,000	2,247	3.77%
Subordinated debentures	24,903	453	7.30%	36,360	555	6.14%
Total interest-bearing liabilities	3,105,939	27,023	3.49%	3,090,110	31,018	4.04%
Noninterest-bearing liabilities	758,626			731,843
Shareholders’ equity	342,283			316,853
Total liabilities and shareholders’ equity	$4,206,848			$4,138,806
Net interest spread			1.69%			1.08%
Net interest income (tax equivalent) / margin		$25,308	2.50%		$19,541	1.98%
Less: tax-equivalent adjustment(2)		13			13
Net interest income		$25,295			$19,528

(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin (TE) increased by 52 basis points to 2.50% during the second quarter of 2025, compared to the second quarter of 2024, primarily due to a decrease in the cost of our interest-bearing liabilities resulting from the 100 basis point decrease in the Fed Funds rate during the latter part of 2024. Our average interest-bearing liabilities grew by only $15.8 million during the second quarter of 2025 from the prior year, while the rate on these liabilities decreased 55 basis points to 3.49%. Our average interest-earning assets grew by $79.1 million during the second quarter of 2025 from the prior year, while the average yield on these assets increased by six basis points to 5.18%.

Our interest-bearing deposits were the primary driver of the decrease in interest expense with a weighted average rate of 3.43% for the second quarter of 2025, a 60 basis point decrease from the second quarter of 2024.

The increase in average interest-earning assets for the second quarter of 2025 related primarily to an increase of $78.5 million in our average loan balances from the prior year. The six basis point increase in yield on our interest-earning assets was driven by a 14 basis point increase in loan yield, offset by a 116 basis point decrease in yield on federal funds sold and interest-bearing deposits with banks, as a result of the decrease in the Fed Funds rate.

Our net interest spread was 1.69% for the second quarter of 2025 compared to 1.08% for the same period in 2024. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The six basis point increase in yield on our interest-earning assets, combined with the 55 basis point decrease in the rate on our interest-bearing liabilities, resulted in a 61 basis point increase in our net interest spread for the 2025 period. We anticipate continued pressure on our net interest spread and net interest margin in future periods based on the competitive rate environment around our deposits.

Average Balances, Income and Expenses, Yields and Rates

	For the Six Months Ended June 30,
	2025			2024
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$143,655	$3,128	4.39%	$140,502	$3,863	5.53%
Investment securities, taxable	123,076	2,677	4.39%	127,084	2,812	4.45%
Investment securities, nontaxable(2)	7,827	108	2.78%	16,367	109	1.34%
Loans(3)	3,699,127	96,077	5.24%	3,634,284	92,150	5.10%
Total interest-earning assets	3,973,685	101,990	5.18%	3,918,237	98,934	5.08%
Noninterest-earning assets	175,216			160,227
Total assets	$4,148,901			$4,078,464
Interest-bearing liabilities
NOW accounts	$319,328	1,350	0.85%	$299,328	1,283	0.86%
Savings & money market	1,543,614	26,149	3.42%	1,616,256	32,642	4.06%
Time deposits	936,617	20,370	4.39%	850,305	21,223	5.02%
Total interest-bearing deposits	2,799,559	47,869	3.45%	2,765,889	55,148	4.01%
FHLB advances and other borrowings	240,000	4,514	3.79%	240,659	4,476	3.74%
Subordinated debentures	24,903	904	7.32%	36,346	1,112	6.15%
Total interest-bearing liabilities	3,064,462	53,287	3.51%	3,042,894	60,736	4.01%
Noninterest-bearing liabilities	745,766			719,868
Shareholders’ equity	338,673			315,702
Total liabilities and shareholders’ equity	$4,148,901			$4,078,464
Net interest spread			1.67%			1.06%
Net interest income (tax equivalent) / margin		$48,703	2.47%		$38,198	1.96%
Less: tax-equivalent adjustment(2)		25			25
Net interest income		$48,678			$38,173

(1)	Annualized for the six month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

During the first six months of 2025, our net interest margin (TE) increased by 51 basis points to 2.47%, compared to 1.96% for the first six months of 2024, primarily due to a decrease in the cost of our interest-bearing liabilities. Our average interest-bearing liabilities grew by only $21.6 million from prior year, while the rate of these liabilities decreased by 50 basis points to 3.51%. In addition, our average interest-earning assets grew by $55.4 million, while the average yield increased by 10 basis points to 5.18%.

The increase in average interest-bearing liabilities for the first half of 2025 was driven by an increase in interest-bearing deposits of $33.7 million, partially offset by a $11.4 million decrease in subordinated debentures. The primary driver of our decrease in interest expense was a 56 basis point decrease in the cost of our interest-bearing deposits.

The increase in average interest-earning assets for the first half of 2025 related primarily to a $64.8 million increase in our average loan balances. The increase in yield on our interest-earning assets was driven by a 14 basis point increase on our loan yield, partially offset by a 114 basis point decrease in the yield on Federal Funds sold and interest-bearing deposits with banks.

Our net interest spread was 1.67% for the first half of 2025 compared to 1.06% for the same period in 2024. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 10 basis point increase in yield on our interest-earning assets, combined with the 50 basis point decrease in the rate on our interest-bearing liabilities, resulted in a 61 basis point increase in our net interest spread for 2025.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	June 30, 2025 vs. 2024				June 30, 2024 vs. 2023
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$48	2,348	51	2,447	$1,572	3,741	143	5,456
Investment securities	(4)	(54)	(3)	(61)	254	337	121	712
Federal funds sold and interest-bearing deposits with banks	125	(827)	88	(614)	1,450	92	150	1,692
Total interest income	169	1,467	136	1,772	3,276	4,170	414	7,860
Interest expense
Deposits	(87)	(3,769)	(60)	(3,916)	1,139	4,886	254	6,279
FHLB advances and other borrowings	-	22	-	22	1,058	(109)	(84)	865
Subordinated debentures	51	(222)	70	(101)	(2)	15	-	13
Total interest expense	(36)	(3,969)	10	(3,995)	2,195	4,792	170	7,157
Net interest income	$205	5,436	126	5,767	$1,081	(622)	244	703

Net interest income, the largest component of our income, was $25.3 million for the second quarter of 2025 and $19.5 million for the second quarter of 2024, a $5.8 million, or 29.5%, increase year over year. The increase during 2025 was driven by a $4.0 million decrease in interest expense primarily due to lower rates on our interest-bearing deposits as well as higher yields on our loan portfolio.

	Six Months Ended
	June 30, 2025 vs. 2024				June 30, 2024 vs. 2023
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$64	3,795	68	3,927	$4,883	8,883	547	14,313
Investment securities	(7)	(123)	(6)	(136)	557	719	302	1,578
Federal funds sold and interest-bearing deposits with banks	83	(880)	62	(735)	1,479	292	232	2,003
Total interest income	140	2,792	124	3,056	6,919	9,894	1,081	17,894
Interest expense
Deposits	(174)	(6,983)	(122)	(7,279)	1,605	13,865	563	16,033
FHLB advances and other borrowings	-	38	-	38	3,351	(147)	(310)	2,894
Subordinated debentures	105	(456)	143	(208)	3	39	1	43
Total interest expense	(69)	(7,401)	21	(7,449)	4,959	13,757	254	18,970
Net interest income	$209	10,193	103	10,505	$1,960	(3,863)	827	(1,076)

Net interest income for the first half of 2025 was $48.7 million compared to $38.2 million for 2024, a $10.5 million, or 27.5%, increase. The increase in net interest income during 2025 was driven by a $7.5 million decrease in interest expense, related primarily to lower rates on our interest-bearing deposits as well as an increase in average balance and yield on our loan portfolio.

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

We recorded a provision for credit losses of $700,000 during the second quarter of 2025, compared to a $500,000 provision for credit losses in the second quarter of 2024. The $700,000 provision in 2025, which included a $650,000 provision for credit losses and a $50,000 reserve for unfunded commitments was driven primarily by growth in our loan portfolio. The $500,000 provision in 2024, which included a $750,000 provision for credit losses and a $250,000 reversal for unfunded commitments, was driven by an increase in the level of charge-offs we experienced during the second quarter, combined with an increase in the specific reserve on individually assessed loans. During the second quarter of 2024, we charged-off $1.0 million related to one relationship associated with the assisted living industry. The reversal of the reserve for unfunded commitments was due to a decrease in the balance of unfunded commitments at June 30, 2024.

We recorded a provision expense of $1.5 million and $325,000 for the six months ended June 30, 2025 and June 30, 2024, respectively. The $1.5 million provision expense for the first half of 2025 included $1.4 provision for credit losses and a $50,000 reserve for unfunded commitments. The increase in provision expense was primarily due to loan growth during the first half of the year. The $325,000 provision expense for the first half of 2024 included $750,000 provision for credit losses and a $425,000 reversal for unfunded commitments.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Mortgage banking income	$1,569	1,923	2,993	3,087
Service fees on deposit accounts	567	416	1,106	810
ATM and debit card income	586	587	1,138	1,131
Income from bank owned life insurance	413	384	816	762
Other income	199	213	394	397
Total noninterest income	$3,334	3,523	6,447	6,187

Noninterest income was $3.3 million for the second quarter of 2025, a $189,000, or 5.4%, decrease from noninterest income of $3.5 million for the second quarter of 2024. Mortgage banking income continues to be the largest component of our noninterest income at $1.6 million for the second quarter of 2025, a decrease of $354,000, or 18.4%, over the prior year which was driven by lower mortgage volume during the second quarter of 2025. Service fees on deposit accounts increased $151,000, or 36.3%, over the prior year, driven by fee income on our commercial credit cards and additional wire fee income.

Noninterest income was $6.4 million for the first half of 2025, a $260,000, or 4.2%, increase from noninterest income of $6.2 million for the second half of 2024. Service fees on deposit account increased by $296,000, or 36.5% over the prior year, while mortgage banking income decreased by $94,000, or 3.0%, from the first half of 2024.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Compensation and benefits	$11,674	11,290	22,978	22,147
Occupancy	2,523	2,552	5,071	5,109
Outside service and data processing costs	2,189	1,962	4,226	3,808
Insurance	910	965	1,919	1,920
Professional fees	609	582	1,118	1,200
Marketing	397	389	771	758
Other	1,034	903	2,088	1,801
Total noninterest expense	$19,336	18,643	38,171	36,743

Noninterest expense was $19.3 million for the second quarter of 2025, a $693,000, or 3.7%, increase from noninterest expense of $18.6 million for the second quarter of 2024. The increase in noninterest expense was driven primarily by the following:

•	Compensation and benefits expense increased $384,000, or 3.4%, relating primarily to an increase in salaries and other employee benefits expenses.
•	Outside service and data processing costs increased $227,000, or 11.6%, relating primarily to increases in software licensing and maintenance costs, item processing, electronic banking, and other services we provide to our clients.
•	Other noninterest expenses increased $131,000, or 14.5%, relating primarily to an increase in employee travel expenses and other employee related expenses.

Partially offsetting the above increases was a decrease in insurance expense of $55,000, or 5.7% due to lower FDIC insurance premiums.

Noninterest expense was $38.2 million for the first half of 2025, a $1.4 million, or 3.9%, increase from noninterest expense of $36.7 million for the first half of 2024. The increase in noninterest expense was driven primarily by the following:

•	Compensation and benefits expense increased $831,000, or 3.8%, relating primarily to annual salary increases, commissions, and other employee benefit expenses.
•	Outside service and data processing costs increased $418,000, or 11.0%, relating primarily to increases in software licensing and maintenance costs, ATM card related expenses, and other business electronic banking services we provide to our clients.
•	Other noninterest expenses increased $287,000, or 15.9%, relating primarily to an increase in fraud losses, employee travel and other employee expenses.

Partially offsetting these increases, professional fees decreased $82,000, or 6.8%, relating primarily to decreases in legal fees, consulting fees, and other professional fees.

Our efficiency ratio was 67.5% for the second quarter of 2025, compared to 80.9% for the second quarter of 2024. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The improvement during the 2025 period was driven primarily by the increase in net interest income.

We incurred income tax expense of $2.0 million and $909,000 for the three months ended June 30, 2025 and 2024, respectively, and $3.7 million and $1.8 million for the six months ended June 30, 2025 and 2024. Our effective tax rate was 23.6% and 24.3% for the six months ended June 30, 2025 and 2024, respectively. The decrease in the effective tax rate was driven by the effect of equity compensation transactions in comparison to our income before income tax expense.

Balance Sheet Review

Investment Securities

At June 30, 2025, the $148.8 million in our investment securities portfolio represented approximately 3.5% of our total assets. Our available for sale investment portfolio included corporate bonds, US treasuries, US government agency securities, state and political subdivisions, asset-backed securities and mortgage-backed securities with a fair value of $128.9 million and an amortized cost of $141.0 million, resulting in an unrealized loss of $12.2 million. At December 31, 2024, the $151.6 million in our investment securities portfolio represented approximately 3.7% of our total assets, including investment securities with a fair value of $132.1 million and an amortized cost of $146.6 million for an unrealized loss of $14.5 million. In addition, other investments, which include FHLB Stock and other nonmarketable investments, increased $416,000 from December 31, 2024 to $19.9 million at June 30, 2025.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans, excluding mortgage loans held for sale, for the six months ended June 30, 2025 and 2024 were $3.69 billion and $3.63 billion, respectively. Before the allowance for credit losses, total loans outstanding at June 30, 2025 and December 31, 2024 were $3.75 billion and $3.63 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of June 30, 2025, our loan portfolio included $3.12 billion, or 83.2%, of real estate loans, compared to $3.03 billion, or 83.5%, at December 31, 2024. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. Home equity lines of credit totaled $234.6 million as of June 30, 2025, of which approximately 49% were in a first lien position, while the remaining balance was second liens. At December 31, 2024, our home equity lines of credit totaled $204.9 million, of which approximately 46% were in first lien positions, while the remaining balance was in second liens. The average home equity loan had a balance of approximately $104,000 and a loan to value of 72% as of June 30, 2025, compared to an average loan balance of $92,000 and a loan to value of approximately 74% as of December 31, 2024. Further, 0.49% and 0.12% of our total home equity lines of credit were over 30 days past due as of June 30, 2025 and December 31, 2024, respectively.

Following is a summary of our loan composition at June 30, 2025 and December 31, 2024. During the first six months of 2025, our loan portfolio increased by $115.1 million, or 6.39% annualized, primarily driven by a $69.6 million increase in consumer loans secured by real estate and a $33.5 million increase in commercial business loans. Our consumer real estate portfolio grew by $35.6 million and includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $476,000, a term of 23 years, and an average rate of 4.51% as of June 30, 2025, compared to a principal balance of $468,000, a term of 23 years, and an average rate of 4.36% as of December 31, 2024.

	June 30, 2025		December 31, 2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$686,424	18.3%	$651,597	17.9%
Non-owner occupied RE	939,163	25.1%	924,367	25.5%
Construction	68,421	1.8%	103,204	2.8%
Business	589,661	15.7%	556,117	15.3%
Total commercial loans	2,283,669	60.9%	2,235,285	61.5%
Consumer
Real estate	1,164,187	31.1%	1,128,629	31.1%
Home equity	234,608	6.3%	204,897	5.6%
Construction	25,210	0.6%	20,874	0.6%
Other	39,167	1.1%	42,082	1.2%
Total consumer loans	1,463,172	39.1%	1,396,482	38.5%
Total gross loans, net of deferred fees	3,746,841	100.0%	3,631,767	100.0%
Less—allowance for credit losses	(41,285)		(39,914)
Total loans, net	$3,705,556		$3,591,853

We have included the table below to provide additional clarity on our commercial real estate exposure. We have not identified any geographic concentrations within these collateral types. Our level of non-owner occupied commercial real estate loans represents 241.1% of the Bank’s total risk-based capital at June 30, 2025. The table below presents the majority of our commercial real estate exposure by collateral type which are included in the commercial business, construction, and non-owner occupied segments.

		June 30, 2025
(dollars in thousands)	Outstanding	% of Loan Portfolio	Average Loan Size	Weighted Average LTV
Collateral
Office	$221,081	5.90%	$1,351	55%
Retail	186,452	4.98%	1,653	51%
Hotel	142,716	3.81%	7,115	50%
Multifamily	97,717	2.61%	2,502	44%

		December 31, 2024
(dollars in thousands)	Outstanding	% of Loan Portfolio	Average Loan Size	Weighted Average LTV
Collateral
Office	$214,048	5.89%	$1,364	57%
Retail	170,601	4.70%	1,543	52%
Hotel	125,557	3.46%	7,250	48%
Multifamily	96,735	2.66%	2,385	45%

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of June 30, 2025 we had one loan that was

90 days past due and still accruing. At December 31, 2024 we had no loans that were 90 days past due and still accruing.

Following is a summary of our nonperforming assets.

(dollars in thousands)	June 30, 2025	December 31, 2024
Commercial	$7,658	8,657
Consumer	3,736	2,220
Total nonaccrual loans	11,394	10,877
Other real estate owned	275	-
Total nonperforming assets	$11,669	10,877

At June 30, 2025, nonperforming assets were $11.7 million, or 0.27% of total assets and 0.31% of gross loans. Comparatively, nonperforming assets were $10.9 million, or 0.27% of total assets and 0.30% of gross loans at December 31, 2024. The amount of foregone interest income on nonaccrual loans in the second quarter of 2025 and 2024 was $126,000 and $13,000, respectively.

At June 30, 2025 and December 31, 2024, the allowance for credit losses represented 362.35% and 366.94% of the total amount of nonperforming loans, respectively. A significant portion of the nonperforming loans at June 30, 2025 were secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.

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

In addition, at June 30, 2025, 83.2% of our loans were collateralized by real estate and 95.8% of our individually evaluated loans were secured by real estate. We utilize third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Individually evaluated loans are reviewed on a quarterly basis to determine the level of credit loss. As of June 30, 2025, we did not have any individually evaluated real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for individually evaluated loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At June 30, 2025, individually evaluated loans totaled $12.7 million, for which $4.8 million of these loans had a reserve of approximately $1.7 million allocated in the allowance for credit losses. Comparatively, individually evaluated loans totaled $12.2 million at December 31, 2024 for which $4.5 million of these loans had a reserve of approximately $1.9 million allocated in the allowance for credit losses.

Allowance for Credit Losses

The allowance for credit losses was $41.3 million, representing 1.10% of outstanding loans and providing coverage of 362.35% of nonperforming loans at June 30, 2025 compared to $39.9 million, or 1.10% of outstanding loans and 366.94% of nonperforming loans at December 31, 2024. At June 30, 2024, the ACL was $40.2 million, or 1.11% of outstanding loans and 357.95% of nonperforming loans.

During the first quarter of 2025, the Company refined its methodology for estimating the allowance for credit losses on loans by transitioning from a lifetime probability of default and loss given default model (“lifetime PD/LGD”) to a discounted cash flow (“DCF”) approach. The Company transitioned to the DCF method as it allows for a better estimation of credit losses through customization among the various inputs by loan segmentation. The DCF model uses regression techniques that relate one or more economic factors to the default rate of various portfolios to build reasonable and supportable forecasts to estimate future losses. The Company determined that the national gross domestic product and unemployment rate were the two economic factors which had the greatest correlation to historical performance to use in the forecasted portion of the model. In addition, the transition to the DCF model allowed the Company to reduce its reliance on qualitative factors and to analyze them on a more granular level, such as by segment. The refinement represents a change in accounting estimate under ASC Topic 250, Accounting Changes and Error Corrections, with prospective application beginning in the period of change. This change in accounting estimate did not have a material effect on the Company’s financial statements.

Under the DCF methodology, the expected loss rates are evaluated at an individual loan level, incorporating a forecast for certain economic conditions, prepayment assumptions, weighted average life of loan and peer loss experience into the credit loss calculation. In addition, the model no longer considers risk rating as a key factor in the calculation of expected credit losses. This factor drove the decrease in expected loss under the DCF model for the commercial non-owner occupied category as loans with a risk rating less than “pass” were assigned a higher expected loss rate under the lifetime PD/LGD model. In addition, loan categories such as commercial business and consumer real estate loans were highly impacted by the incorporation of prepayment rates and a regression analysis under the DCF method. Higher prepayment rates shortened the recovery period for expected losses, resulting in an increased expected loss rate while the regression analysis, which includes a forecasted gross national product (“GDP”) and unemployment rate, increased the probability of default for both of these loan categories and consequently resulted in a higher expected loss rate. Finally, the incorporation of the weighted average life of loan into the calculation was a key driver of the change in the overall allocation between our commercial portfolio and our consumer portfolio as the weighted average life of our consumer loans is generally longer than that of our commercial loans, thus driving the changes in the expected loss rate to correlate to the expected life of the loan. As a result, the allocation of the ACL shifted among loan categories, reducing the ACL allotted to the commercial portfolio and increasing the ACL allotted to the consumer portfolio.

The following table summarizes the allocation of the allowance for credit losses among the various loan categories.

	June 30, 2025		December 31, 2024
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Commercial
Owner occupied RE	$4,003	18.3%	$5,482	17.9%
Non-owner occupied RE	7,417	25.1%	10,219	25.5%
Construction	462	1.8%	940	2.8%
Business	11,293	15.7%	7,745	15.3%
Total commercial	23,175	60.9%	24,386	61.5%
Consumer
Real estate	15,533	31.1%	12,359	31.1%
Home equity	1,649	6.3%	2,655	5.6%
Construction	455	0.6%	115	0.6%
Other	473	1.1%	399	1.2%
Total consumer	18,110	39.1%	15,528	38.5%
Total allowance for credit losses	$41,285	100.0%	$39,914	100.0%

(1)Percentage of loans in each category to total loans

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

Our retail deposits represented $3.08 billion, or 84.6% of total deposits, while our wholesale deposits represented $560.7 million, or 15.4%, of total deposits at June 30, 2025. At December 31, 2024, retail deposits represented $2.89 billion, or 84.0%, of our total deposits and wholesale deposits were $550.3 million, representing 16.0% of our total deposits. Our loan-to-deposit ratio was 103% at June 30, 2025 and 106% at December 31, 2024.

The following is a detail of our deposit accounts:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Non-interest bearing	$761,492	683,081
Interest bearing:
NOW accounts	341,903	314,588
Money market accounts	1,537,400	1,438,530
Savings	32,334	31,976
Time deposits	963,200	967,590
Total deposits	$3,636,329	3,435,765

Our primary focus is on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. In addition, at June 30, 2025 and December 31, 2024, we estimate that we have approximately $1.4 billion and $1.3 billion, or 38.1% and 37.1% of total deposits, respectively, in uninsured deposits, including related interest accrued and unpaid. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, the amounts above are estimates and are based on the same methodologies and assumptions used by the FDIC for the Bank’s regulatory reporting requirements.

The following table shows the average balance amounts and the average rates paid on deposits.

	Six months ended June 30,
	2025		2024
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$690,017	0.00%	$663,447	0.00%
Interest-bearing demand deposits	319,328	0.85%	299,328	0.86%
Money market accounts	1,511,760	3.48%	1,585,544	4.12%
Savings accounts	31,854	0.31%	30,712	0.20%
Time deposits less than $250,000	185,203	3.84%	149,995	4.49%
Time deposits greater than $250,000	751,414	4.52%	700,310	5.12%
Total deposits	$3,489,576	2.77%	$3,429,336	3.23%

During the first six months of 2025, our average transaction account balances decreased by $26.1 million, or 1.0%, from the prior year, while our average time deposit balances increased by $86.3 million, or 10.2%.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits $250,000 or more at June 30, 2025 was as follows:

(dollars in thousands)	June 30, 2025
Three months or less	$157,095
Over three through six months	170,001
Over six through twelve months	204,721
Over twelve months	237,319
Total time deposits	$769,136

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at June 30, 2025 and December 31, 2024 were $769.1 million and $774.0 million, respectively. We have a relationship with IntraFi Promontory Network, allowing us to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000. This gives us the ability, as and when needed, to attract and retain large deposits from insurance conscious customers. With IntraFi, we have the option to keep deposits on balance sheet or sell them to other members of the network.

At June 30, 2025 and December 31, 2024, we had $240.0 million of convertible fixed rate FHLB advances with a weighted average rate of 3.74%. At June 30, 2025, the $240.0 million was secured with approximately $1.32 billion of mortgage loans and $14.5 million of stock in the FHLB. At December 31, 2024, the $240.0 million was secured with approximately $1.29 billion of mortgage loans and $14.5 million of stock in the FHLB.

Listed below is a summary of the terms and maturities of the advances outstanding at June 30, 2025 and December 31, 2024.

(dollars in thousands)	June 30, 2025		December 31, 2024
Maturity	Amount	Rate	Amount	Rate
April 28, 2028	$40,000	3.51%	$40,000	3.51%
June 28, 2028	40,000	3.54%	40,000	3.54%
July 10, 2028	40,000	3.87%	40,000	3.87%
July 10, 2028	40,000	3.96%	40,000	3.96%
May 15, 2029	35,000	3.90%	35,000	3.90%
July 10, 2029	45,000	3.69%	45,000	3.69%
Total FHLB Advances	$240,000	3.74%	$240,000	3.74%

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

At June 30, 2025 and December 31, 2024, our cash and cash equivalents totaled $271.0 million and $162.9 million, respectively, or 6.3% and 4.0% of total assets, respectively. Our investment securities at June 30, 2025 and December 31, 2024 amounted to $148.8 million and $151.6 million, respectively, or 3.5% and 3.7% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain six federal funds purchased lines of credit with correspondent banks totaling $128.5 million for which there were no borrowings against the lines of credit at June 30, 2025. We also had $199.7 million pledged and available with the Federal Reserve Discount Window at June 30, 2025. Comparatively, at December 31, 2024, we had $210.8 million pledged and available with the Federal Reserve Discount Window.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at June 30, 2025 was $824.4 million, based primarily on the Bank’s qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at June 30, 2025 and December 31, 2024 we had $223.1 million and $205.4 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

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

We also have a line of credit with another financial institution for $15.0 million, which was unused at June 30, 2025. The line of credit was renewed on February 28, 2025 at an interest rate of the U.S. Prime Rate plus 0.25% and matures on March 5, 2026.

On September 30, 2024, in conjunction with the semi-annual interest payment, we redeemed $11.5 million of our outstanding subordinated debt. Beginning September 30, 2024, the interest rate on our remaining $11.5 million of outstanding subordinated debt reset to an interest rate per annum equal to the Three-Month Term SOFR plus 340.8 basis points (8.00% at June 30, 2025), payable quarterly in arrears.

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

Total shareholders’ equity was $345.5 million at June 30, 2025 and $330.4 million at December 31, 2024. The $15.0 million increase from December 31, 2024 is primarily related to net income of $11.8 million during the first six months of 2025, stock option exercises and equity compensation expenses of $1.7 million, and a $1.9 million increase in other comprehensive income related to our available for sale securities.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the six months ended June 30, 2025 and the year ended December 31, 2024. Since our inception, we have not paid cash dividends.

	June 30, 2025	December 31, 2024
Return on average assets	0.58%	0.38%
Return on average equity	7.05%	4.84%
Return on average common equity	7.05%	4.84%
Average equity to average assets ratio	8.16%	7.83%
Tangible common equity to assets ratio	8.02%	8.08%

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

To be considered “well capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risked-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of June 30, 2025 our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

			June 30, 2025
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$416,867	12.58%	$265,137	8.00%	$331,421	10.00%
Tier 1 Capital (to risk weighted assets)	375,582	11.33%	198,853	6.00%	265,137	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	375,582	11.33%	149,140	4.50%	215,424	6.50%
Tier 1 Capital (to average assets)	375,582	8.90%	168,745	4.00%	210,932	5.00%

			December 31, 2024
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$402,629	12.66%	$254,412	8.00%	$318,015	10.00%
Tier 1 Capital (to risk weighted assets)	362,875	11.41%	190,809	6.00%	254,412	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	362,875	11.41%	143,107	4.50%	206,709	6.50%
Tier 1 Capital (to average assets)	362,875	8.75%	165,941	4.00%	207,426	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

	June 30, 2025
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$418,556	12.63%	$265,137	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	368,071	11.11%	198,853	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	355,071	10.71%	149,140	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	368,071	8.72%	168,765	4.00%	N/A	N/A

	December 31, 2024
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum(1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$403,867	12.70%	254,392	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	354,916	11.16%	190,794	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	341,916	10.75%	143,096	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	354,916	8.55%	165,963	4.00%	N/A	N/A
(1)	The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2025 unfunded commitments to extend credit were $791.3 million, of which $80.8 million were at fixed rates and $710.4 million were at variable rates. At December 31, 2024, unfunded commitments to extend credit were $719.1 million, of which approximately $57.5 million were at fixed rates and $661.6 million were at variable rates. A significant portion of the unfunded commitments related to commercial business loans and consumer home equity lines of credit. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. As of June 30, 2025 and December 31, 2024, the reserve for unfunded commitments was $1.5 million or 0.19% and 0.20%, respectively, of total unfunded commitments.

At June 30, 2025 and December 31, 2024, there were commitments under letters of credit for $20.4 million and $16.2 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of June 30, 2025, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	(7.07)%
Up 200 basis points	(4.03)%
Up 100 basis points	(1.64)%
Base	-
Down 100 basis points	1.67%
Down 200 basis points	5.78%
Down 300 basis points	15.43%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Sales of Unregistered Securities - None

(b)	Use of Proceeds – Not applicable
(c)	Issuer Purchases of Securities

The following table reflects share repurchase activity during the second quarter of 2025:

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value) of
			Units)	Shares (or
	(a) Total		Purchased as	Units) that May
	Number of		Part of Publicly	Yet Be
	Shares (or	(b) Average	Announced	Purchased
	Units)	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share (or Unit)	Programs	or Programs
June 17, 2025 – June 30, 2025	-	-	-	$5,000,000
Total	-	-	-	$5,000,000

*On June 17, 2025, the Company announced a share repurchase plan allowing us to repurchase up to $5.0 million of shares of our common stock (the “Repurchase Plan”). As of June 30, 2025, we have not repurchased any of the shares authorized for repurchase under the Repurchase Plan. The Company is not obligated to purchase any such shares under the Repurchase Plan, and the Repurchase Plan may be discontinued, suspended or restarted at any time; however, repurchases under the Repurchase Plan after May 22, 2026 would require additional approval of our Board of Directors and the Federal Reserve.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Trading Plans

During the six months ended June 30, 2025, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K of the Securities Act of 1933.

Item 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______	________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: August 1, 2025	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2025	/s/Christian J. Zych
Christian J. Zych
Chief Financial Officer (Principal Financial Officer)