Form 10-Q
period 2025-09-30
SOUTHERN FIRST BANCSHARES INC
filed 2025-10-31
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,189,177 shares of common stock, par value $0.01 per share, were issued and outstanding as of October 27, 2025.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
September 30, 2025 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except share data)	2025	2024
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$24,600	22,553
Federal funds sold	178,534	128,452
Interest-bearing deposits with banks	79,769	11,858
Total cash and cash equivalents	282,903	162,863
Investment securities:
Investment securities available for sale	131,040	132,127
Other investments	20,066	19,490
Total investment securities	151,106	151,617
Mortgage loans held for sale	6,906	4,565
Loans	3,789,021	3,631,767
Less allowance for credit losses	(41,799)	(39,914)
Loans, net	3,747,222	3,591,853
Bank owned life insurance	55,324	54,070
Property and equipment, net	84,586	88,794
Deferred income taxes, net	12,657	13,467
Other assets	17,885	20,364
Total assets	$4,358,589	4,087,593
LIABILITIES
Deposits	$3,676,417	3,435,765
FHLB advances and related debt	240,000	240,000
Subordinated debentures	24,903	24,903
Other liabilities	60,921	56,481
Total liabilities	4,002,241	3,757,149
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 20,000,000 shares authorized, 8,189,177 shares issued and outstanding at September 30, 2025; 20,000,000 shares authorized, 8,164,872 shares issued and outstanding at December 31, 2024.	82	82
Nonvested restricted stock	(1,929)	(3,884)
Additional paid-in capital	125,035	124,641
Accumulated other comprehensive loss	(8,426)	(11,472)
Retained earnings	241,586	221,077
Total shareholders’ equity	356,348	330,444
Total liabilities and shareholders’ equity	$4,358,589	4,087,593

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(dollars in thousands, except share data)	2025	2024	2025	2024
Interest income
Loans	$50,999	47,550	147,077	139,700
Investment securities	1,342	1,412	4,102	4,308
Federal funds sold and interest-bearing deposits with banks	2,645	2,209	5,773	6,072
Total interest income	54,986	51,171	156,952	150,080
Interest expense
Deposits	24,703	27,725	72,572	82,873
Borrowings	2,754	2,855	8,172	8,443
Total interest expense	27,457	30,580	80,744	91,316
Net interest income	27,529	20,591	76,208	58,764
Provision for credit losses	850	-	2,300	325
Net interest income after provision for credit losses	26,679	20,591	73,908	58,439
Noninterest income
Mortgage banking income	1,600	1,449	4,593	4,536
Service fees on deposit accounts	625	455	1,731	1,265
ATM and debit card income	601	599	1,739	1,730
Income from bank owned life insurance	439	401	1,254	1,162
Other income	335	271	729	669
Total noninterest income	3,600	3,175	10,046	9,362
Noninterest expenses
Compensation and benefits	11,299	10,789	34,277	32,936
Occupancy	2,447	2,595	7,517	7,704
Outside service and data processing	2,158	1,930	6,383	5,738
Insurance	961	1,025	2,881	2,945
Professional fees	605	548	1,723	1,748
Marketing	412	319	1,183	1,077
Other	1,064	833	3,153	2,634
Total noninterest expenses	18,946	18,039	57,117	54,782
Income before income tax expense	11,333	5,727	26,837	13,019
Income tax expense	2,671	1,345	6,328	3,116
Net income	$8,662	4,382	20,509	9,903
Earnings per common share
Basic	$1.08	0.54	2.55	1.22
Diluted	1.07	0.54	2.54	1.22
Weighted average common shares outstanding
Basic	8,030,944	8,064,283	8,048,426	8,100,003
Diluted	8,080,459	8,089,176	8,080,678	8,123,846

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Net income	$8,662	4,382	20,509	9,903
Other comprehensive income:
Unrealized gain on securities available for sale:
Unrealized holding gain arising during the period, pretax	1,498	3,548	3,855	2,884
Tax expense	(315)	(745)	(809)	(605)
Other comprehensive income	1,183	2,803	3,046	2,279
Comprehensive income	$9,845	7,185	23,555	12,182

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	For the three months ended September 30,
	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
June 30, 2024	8,155,097	$82	-	$-	$(4,710)	$124,174	$(11,866)	$211,068	$318,748
Net income	-	-	-	-	-	-	-	4,382	4,382
Proceeds from exercise of stock options	1,000	-	-	-	-	23	-	-	23
Compensation expense related to restricted stock, net of tax	-	-	-	-	491	-	-	-	491
Compensation expense related to stock options, net of tax	-	-	-	-	-	91	-	-	91
Other comprehensive income	-	-	-	-	-	-	2,803	-	2,803
September 30, 2024	8,156,097	$82	-	$-	$(4,219)	$124,288	$(9,063)	$215,450	$326,538
June 30, 2025	8,180,715	$82	-	$-	$(2,774)	$124,839	$(9,609)	$232,924	$345,462
Net income	-	-	-	-	-	-	-	8,662	8,662
Proceeds from exercise of stock options	17,750	-	-	-	-	581	-	-	581
Restricted shares withheld for taxes	(2,094)	-	-	-	-	(79)	-	-	(79)
Restricted stock awards (forfeitures)	(7,194)	-	-	-	306	(306)	-	-	-
Share based compensation expense, net of forfeitures	-	-	-	-	539	-	-	-	539
Other comprehensive income	-	-	-	-	-	-	1,183	-	1,183
September 30, 2025	8,189,177	$82	-	$-	$(1,929)	$125,035	$(8,426)	$241,586	$356,348

	For the nine months ended September 30,
	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2023	8,088,186	$81	-	-	$(3,596)	$121,777	$(11,342)	$205,547	$312,467
Net income	-	-	-	-	-	-	-	9,903	9,903
Proceeds from exercise of stock options	12,000	-	-	-	-	190	-	-	190
Issuance of restricted stock, net of forfeitures	55,911	1	-	-	(2,035)	2,034	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	1,412	-	-	-	1,412
Compensation expense related to stock options, net of tax	-	-	-	-	-	287	-	-	287
Other comprehensive income	-	-	-	-	-	-	2,279	-	2,279
September 30, 2024	8,156,097	$82	-	$-	$(4,219)	$124,288	$(9,063)	$215,450	$326,538
December 31, 2024	8,164,872	$82	-	$-	$(3,884)	$124,641	$(11,472)	$221,077	$330,444
Net income	-	-	-	-	-	-	-	20,509	20,509
Proceeds from exercise of stock options	43,250	-	-	-	-	1,097	-	-	1,097
Restricted shares withheld for taxes	(11,751)	-	-	-	-	(429)	-	-	(429)
Restricted stock awards (forfeitures)	(7,194)	-	-	-	307	(307)	-	-	-
Share based compensation expense, net of forfeitures	-	-	-	-	1,648	33	-	-	1,681
Other comprehensive income	-	-	-	-	-	-	3,046	-	3,046
September 30, 2025	8,189,177	$82	-	$-	$(1,929)	$125,035	$(8,426)	$241,586	$356,348

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
(dollars in thousands)	2025	2024
Operating activities
Net income	$20,509	$9,903
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	2,300	325
Depreciation and other amortization	3,319	3,623
Accretion and amortization of securities discounts and premium, net	336	437
Net change in operating leases	69	114
Stock-based compensation expense	1,681	1,699
Gain on sale of loans held for sale	(4,552)	(4,354)
Loans originated and held for sale	(154,847)	(148,745)
Proceeds from sale of loans held for sale	157,058	151,691
Increase in cash surrender value of bank owned life insurance	(1,254)	(1,162)
Decrease in other assets	2,755	426
Increase in other liabilities	5,169	13,408
Net cash provided by operating activities	32,543	27,365
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(157,544)	(18,195)
Purchase of property and equipment	(309)	(567)
Purchase of investment securities:
Available for sale	(3,220)	(20,513)
Other investments	(576)	(4,301)
Payments and maturities, calls and repayments of investment securities:
Available for sale	7,826	23,065
Other investments	-	4,600
Net cash used for investing activities	(153,823)	(15,911)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	240,652	139,261
Decrease in Federal Home Loan Bank advances and other borrowings, net	-	(35,000)
Decrease in subordinated debentures	-	(11,500)
Proceeds from the exercise of stock options	1,097	190
Restricted shares withheld for taxes	(429)	-
Net cash provided by financing activities	241,320	92,951
Net increase in cash and cash equivalents	120,040	104,405
Cash and cash equivalents at beginning of the period	162,863	156,170
Cash and cash equivalents at end of the period	$282,903	$260,575
Supplemental information
Cash paid for
Interest	$79,536	$87,129
Income taxes	7,255	2,235
Schedule of non-cash transactions
Unrealized gain on securities, net of income taxes	3,046	2,279
Foreclosure of other real estate	275	-

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2025. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

Risk and Uncertainties

In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default within the Company’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company. There were several notable bank failures in 2023, driven primarily by liquidity challenges as depositors rapidly withdrew funds. These failures were exacerbated by the impact of rising interest rates, which left affected banks unable to sell long-term investment securities without incurring significant losses. In response, regulators took steps to stabilize the banking system, including ensuring that losses to the Deposit Insurance Fund used to support uninsured depositors would be recovered through a special assessment on banks, as mandated by law. While the banking disruptions seen in 2023 have largely stabilized, the financial environment remains uncertain, shaped by ongoing inflationary pressures, and persistent concerns around commercial real estate values and refinancing risks. In late 2024, the Federal Reserve began lowering interest rates in response to easing inflation and slowing growth. While lower rates can support loan demand, they may also compress net interest margins. The Federal Reserve is also continuing balance sheet reduction, contributing to some funding and market volatility. The long-term impact of these developments on the economy, financial institutions, and regulatory frameworks remains uncertain.

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

The Bank makes loans to individuals and businesses in the Upstate, Midlands, and Lowcountry regions of South Carolina as well as the Triangle, Triad and Charlotte regions of North Carolina and Atlanta, Georgia for various personal and commercial purposes. The Bank’s loan portfolio has a concentration of real estate loans. As of September 30, 2025 and December 31, 2024, real estate loans represented 83.0% and 83.5%, respectively, of total loans. However, borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

As of September 30, 2025, the Company’s and the Bank’s capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession, our reported and regulatory capital ratios could be adversely impacted by future credit losses.

The Company maintains access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the subsidiary bank. As of September 30, 2025, the $15.0 million line was unused.

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

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	September 30, 2025
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,102	-	143	1,959
US treasuries	1,000	-	56	944
US government agencies	16,361	20	1,216	15,165
State and political subdivisions	22,199	-	2,298	19,901
Asset-backed securities	33,842	67	135	33,774
Mortgage-backed securities	66,202	14	6,919	59,297
Total investment securities available for sale	$141,706	101	10,767	131,040

	December 31, 2024
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,121	-	194	1,927
US treasuries	999	-	91	908
US government agencies	17,540	1	1,746	15,795
State and political subdivisions	22,387	-	3,065	19,322
Asset-backed securities	36,613	36	111	36,538
Mortgage-backed securities	66,988	19	9,370	57,637
Total investment securities available for sale	$146,648	56	14,577	132,127

Contractual maturities and yields on the Company’s investment securities at September 30, 2025 and December 31, 2024 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

							September 30, 2025
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	$1,959	2.03%	$-	-	$-	-	$1,959	2.03%
US treasuries	-	-	944	1.27%	-	-	-	-	944	1.27%
US government agencies	-	-	7,348	1.25%	7,817	4.64%	-	-	15,165	2.99%
State and political subdivisions	469	2.13%	3,020	1.64%	5,244	2.15%	11,168	2.18%	19,901	2.09%
Asset-backed securities	-	-	-	-	3,463	5.21%	30,311	5.52%	33,774	5.49%
Mortgage-backed securities	-	-	6,633	1.27%	9,557	2.76%	43,107	2.61%	59,297	2.48%
Total investment securities	$469	2.13%	$19,904	1.39%	$26,081	3.52%	$84,586	3.60%	$131,040	3.24%

							December 31, 2024
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	$1,927	2.02%	$-	-	$-	-	$1,927	2.02%
US treasuries	-	-	908	1.27%	-	-	-	-	908	1.27%
US government agencies	-	-	5,021	1.10%	10,774	4.51%	-	-	15,795	3.43%
State and political subdivisions	461	2.13%	1,726	1.61%	5,049	2.10%	12,086	2.13%	19,322	2.08%
Asset-backed securities	-	-	23	6.14%	3,420	5.25%	33,095	5.87%	36,538	5.81%
Mortgage-backed securities	-	-	6,549	1.28%	7,548	3.00%	43,540	2.45%	57,637	2.39%
Total investment securities	$461	2.13%	$16,154	1.35%	$26,791	3.73%	$88,721	3.68%	$132,127	3.40%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at September 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

							September 30, 2025
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,959	$143	1	$1,959	$143
US treasuries	-	-	-	1	944	56	1	944	56
US government agencies	-	-	-	9	10,801	1,216	9	10,801	1,216
State and political subdivisions	2	953	95	31	18,948	2,203	33	19,901	2,298
Asset-backed securities	3	7,877	74	5	8,328	61	8	16,205	135
Mortgage-backed securities	4	6,147	49	65	52,369	6,870	69	58,516	6,919
Total investment securities	9	$14,977	$218	112	$93,349	$10,549	121	$108,326	$10,767

								December 31, 2024
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,927	$194	1	$1,927	$194
US treasuries	-	-	-	1	908	91	1	908	91
US government agencies	1	2,694	1	9	10,269	1,745	10	12,963	1,746
State and political subdivisions	3	1,436	153	30	17,886	2,912	33	19,322	3,065
Asset-backed securities	6	15,828	83	5	5,344	28	11	21,172	111
Mortgage-backed securities	6	8,226	409	61	45,360	8,961	67	53,586	9,370
Total investment securities	16	$28,184	$646	107	$81,694	$13,931	123	$109,878	$14,577

At September 30, 2025, the Company had 121 individual investments that were in an unrealized loss position. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The individual securities are each investment grade securities. The Company considers factors such as the financial condition of the issuer including credit ratings and specific events affecting the operations of the issuer, volatility of the security, underlying assets that collateralize the debt security, and other industry and macroeconomic conditions. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on available for sale securities recognized as of September 30, 2025.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	September 30, 2025	December 31, 2024
Federal Home Loan Bank stock	$14,540	14,516
Other nonmarketable investments	5,123	4,571
Investment in Trust Preferred subsidiaries	403	403
Total other investments	$20,066	19,490

As of September 30, 2025 and December 31, 2024, there was no ACL for the Company’s securities AFS portfolio. Any credit loss that has not been recorded through an ACL is recognized in accumulated other comprehensive income (loss). All of the FHLB stock is used to collateralize advances with the FHLB.

At September 30, 2025, there were no securities pledged as collateral for repurchase agreements from brokers.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At September 30, 2025, mortgage loans held for sale totaled $6.9 million compared to $4.6 million at December 31, 2024.

NOTE 4 – Loans and Allowance for Credit Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $5.7 million as of September 30, 2025 and $6.2 million as of December 31, 2024.

	September 30, 2025		December 31, 2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$705,383	18.6%	$651,597	17.9%
Non-owner occupied RE	943,304	24.9%	924,367	25.5%
Construction	71,928	1.9%	103,204	2.8%
Business	604,411	16.0%	556,117	15.3%
Total commercial loans	2,325,026	61.4%	2,235,285	61.5%
Consumer
Real estate	1,159,693	30.6%	1,128,629	31.1%
Home equity	239,996	6.3%	204,897	5.6%
Construction	25,842	0.7%	20,874	0.6%
Other	38,464	1.0%	42,082	1.2%
Total consumer loans	1,463,995	38.6%	1,396,482	38.5%
Total gross loans, net of deferred fees	3,789,021	100.0%	3,631,767	100.0%
Less—allowance for credit losses	(41,799)		(39,914)
Total loans, net	$3,747,222		$3,591,853

Maturities and Sensitivity of Loans to Changes in Interest Rates

The information in the following tables summarize the loan maturity distribution by type and related interest rate characteristics based on the contractual maturities of individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below, because borrowers have the right to prepay obligations with or without prepayment penalties.

		September 30, 2025
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$39,707	265,726	374,989	24,961	705,383
Non-owner occupied RE	145,791	578,899	200,798	17,816	943,304
Construction	22,802	34,011	15,115	-	71,928
Business	149,210	325,022	126,524	3,655	604,411
Total commercial loans	357,510	1,203,658	717,426	46,432	2,325,026
Consumer
Real estate	28,929	114,413	222,671	793,680	1,159,693
Home equity	5,516	37,676	192,731	4,073	239,996
Construction	18,043	568	7,231	-	25,842
Other	5,648	30,673	1,397	746	38,464
Total consumer loans	58,136	183,330	424,030	798,499	1,463,995
Total gross loans, net of deferred fees	$415,646	1,386,988	1,141,456	844,931	3,789,021

			December 31, 2024
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$21,235	220,648	369,748	39,966	651,597
Non-owner occupied RE	129,269	547,864	227,987	19,247	924,367
Construction	6,479	77,636	19,089	-	103,204
Business	129,978	277,830	144,056	4,253	556,117
Total commercial loans	286,961	1,123,978	760,880	63,466	2,235,285
Consumer
Real estate	20,982	82,896	281,091	743,660	1,128,629
Home equity	3,454	36,722	160,380	4,341	204,897
Construction	5,849	2,133	10,427	2,465	20,874
Other	7,660	30,633	3,040	749	42,082
Total consumer loans	37,945	152,384	454,938	751,215	1,396,482
Total gross loans, net of deferred fees	$324,906	1,276,362	1,215,818	814,681	3,631,767

The following table summarizes the loans due after one year by category.

	September 30, 2025		December 31, 2024
	Interest Rate			Interest Rate
(dollars in thousands)	Fixed	Floating or Adjustable	Fixed	Floating or Adjustable
Commercial
Owner occupied RE	$616,874	48,802	$599,179	31,183
Non-owner occupied RE	694,257	103,256	701,297	93,801
Construction	23,200	25,926	63,019	33,706
Business	284,688	170,513	281,316	144,823
Total commercial loans	1,619,019	348,497	1,644,811	303,513
Consumer
Real estate	979,075	151,689	1,023,593	84,054
Home equity	8,889	225,591	9,899	191,544
Construction	7,799	-	15,025	-
Other	6,653	26,163	8,038	26,384
Total consumer loans	1,002,416	403,443	1,056,555	301,982
Total gross loans, net of deferred fees	$2,621,435	751,940	$2,701,366	605,495

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

A description of the general characteristics of the risk grades is as follows:

•	Pass— A pass loan ranges from minimal to average credit risk; however, still has acceptable credit risk.

•	Watch—A watch loan exhibits above average credit risk due to minor weaknesses and warrants closer scrutiny by management.

•	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

•	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, which may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following table presents loan balances classified by credit quality indicators by year of origination as of September 30, 2025.

							September 30, 2025
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$59,743	63,053	40,074	190,168	122,283	197,552	85	-	672,958
Watch	4,016	440	5,848	5,801	2,277	10,325	-	-	28,707
Special Mention	-	-	-	-	-	3,456	-	-	3,456
Substandard	-	-	-	262	-	-	-	-	262
Total Owner occupied RE	63,759	63,493	45,922	196,231	124,560	211,333	85	-	705,383

Non-owner occupied RE
Pass	60,224	61,653	64,117	302,806	149,628	257,611	471	467	896,977
Watch	-	618	2,228	5,970	10,666	9,723	-	-	29,205
Special Mention	-	146	-	-	191	7,627	-	-	7,964
Substandard	-	-	-	2,247	-	6,911	-	-	9,158
Total Non-owner occupied RE	60,224	62,417	66,345	311,023	160,485	281,872	471	467	943,304

Construction
Pass	14,053	20,451	12,004	22,011	58	-	-	-	68,577
Watch	-	-	-	1,170	2,181	-	-	-	3,351
Total Construction	14,053	20,451	12,004	23,181	2,239	-	-	-	71,928

Business
Pass	85,947	46,287	47,430	107,471	30,003	55,049	204,217	474	576,878
Watch	704	778	1,220	3,177	2,264	4,194	10,971	387	23,695
Special Mention	77	655	635	630	-	589	160	386	3,132
Substandard	165	-	-	-	-	74	467	-	706
Total Business	86,893	47,720	49,285	111,278	32,267	59,906	215,815	1,247	604,411
Current period gross write-offs	-	-	-	-	-	(78)	(63)	-	(141)

Total Commercial loans	224,929	194,081	173,556	641,713	319,551	553,111	216,371	1,714	2,325,026

Consumer
Real estate
Pass	117,871	64,687	130,511	258,945	250,683	283,170	-	-	1,105,867
Watch	1,200	665	4,539	6,379	8,474	9,577	-	-	30,834
Special Mention	149	817	1,720	5,174	2,621	7,564	-	-	18,045
Substandard	-	641	844	986	720	1,756	-	-	4,947
Total Real estate	119,220	66,810	137,614	271,484	262,498	302,067	-	-	1,159,693

Home equity
Pass	-	-	-	-	-	-	223,850	-	223,850
Watch	-	-	-	-	-	-	8,880	-	8,880
Special Mention	-	-	-	-	-	-	5,757	-	5,757
Substandard	-	-	-	-	-	-	1,509	-	1,509
Total Home equity	-	-	-	-	-	-	239,996	-	239,996

Construction
Pass	15,623	4,507	-	3,089	-	-	648	-	23,867
Watch	-	-	1,975	-	-	-	-	-	1,975
Total Construction	15,623	4,507	1,975	3,089	-	-	648	-	25,842

Other
Pass	1,586	658	614	1,121	394	1,775	31,018	-	37,166
Watch	25	156	38	29	327	115	131	-	821
Special Mention	14	29	5	318	51	41	19	-	477
Total Other	1,625	843	657	1,468	772	1,931	31,168	-	38,464
Current period gross write-offs	(30)	-	-	-	(21)	-	(9)	-	(60)

Total Consumer loans	136,468	72,160	140,246	276,041	263,270	303,998	271,812	-	1,463,995
Total loans	$361,397	266,241	313,802	917,754	582,821	857,109	488,183	1,714	3,789,021
Total Current period gross write-offs	(30)	-	-	-	(21)	(78)	(72)	-	(201)

The following table presents loan balances classified by credit quality indicators by year of origination as of December 31, 2024.

							December 31, 2024
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$51,338	47,997	186,361	122,306	66,561	145,743	160	238	620,704
Watch	480	1,180	3,638	1,962	8,828	11,012	-	-	27,100
Special Mention	-	-	162	-	-	2,840	-	-	3,002
Substandard	-	-	-	-	-	791	-	-	791
Total Owner occupied RE	51,818	49,177	190,161	124,268	75,389	160,386	160	238	651,597

Non-owner occupied RE
Pass	50,685	70,517	321,726	145,658	95,994	183,723	360	220	868,883
Watch	-	954	6,081	10,238	4,705	8,435	-	-	30,413
Special Mention	-	-	-	7,579	-	8,882	-	-	16,461
Substandard	-	-	969	-	-	7,641	-	-	8,610
Total Non-owner occupied RE	50,685	71,471	328,776	163,475	100,699	208,681	360	220	924,367
Current period gross write-offs	-	-	-	-	-	(1,029)	-	-	(1,029)

Construction
Pass	24,076	26,501	34,067	15,000	-	-	-	-	99,644
Watch	-	2,420	1,140	-	-	-	-	-	3,560
Total Construction	24,076	28,921	35,207	15,000	-	-	-	-	103,204

Business
Pass	54,814	41,743	129,450	38,312	15,716	51,566	196,246	803	528,650
Watch	-	132	5,353	2,174	1,423	5,243	8,776	389	23,490
Special Mention	660	95	805	-	65	533	-	206	2,364
Substandard	28	-	-	-	385	630	570	-	1,613
Total Business	55,502	41,970	135,608	40,486	17,589	57,972	205,592	1,398	556,117
Current period gross write-offs	-	-	-	(143)	(347)	(18)	(72)	-	(580)

Total Commercial loans	182,081	191,539	689,752	343,229	193,677	427,039	206,112	1,856	2,235,285

Consumer
Real estate
Pass	78,287	144,487	277,854	263,079	160,007	153,584	-	-	1,077,298
Watch	671	2,409	6,961	8,573	4,147	4,632	-	-	27,393
Special Mention	817	1,536	5,987	2,664	2,804	5,181	-	-	18,989
Substandard	212	508	967	746	821	1,695	-	-	4,949
Total Real estate	79,987	148,940	291,769	275,062	167,779	165,092	-	-	1,128,629

Home equity
Pass	-	-	-	-	-	-	188,451	-	188,451
Watch	-	-	-	-	-	-	9,114	-	9,114
Special Mention	-	-	-	-	-	-	6,173	-	6,173
Substandard	-	-	-	-	-	-	1,159	-	1,159
Total Home equity	-	-	-	-	-	-	204,897	-	204,897
Current period gross write-offs	-	-	-	-	-	-	(45)	-	(45)

Construction
Pass	7,700	3,636	9,222	316	-	-	-	-	20,874
Total Construction	7,700	3,636	9,222	316	-	-	-	-	20,874

Other
Pass	2,732	836	1,521	1,593	1,229	2,609	29,660	-	40,180
Watch	167	61	12	366	-	129	595	-	1,330
Special Mention	36	35	325	66	-	65	45	-	572
Total Other	2,935	932	1,858	2,025	1,229	2,803	30,300	-	42,082
Current period gross write-offs	-	-	-	-	-	(38)	(42)	-	(80)

Total Consumer loans	90,622	153,508	302,849	277,403	169,008	167,895	235,197	-	1,396,482
Total loans	$272,703	345,047	992,601	620,632	362,685	594,934	441,309	1,856	3,631,767
Total Current period gross write-offs	-	-	-	(143)	(347)	(1,085)	(159)	-	(1,734)

The following tables present loan balances by age and payment status.

	September 30, 2025
(dollars in thousands)	Accruing 30-59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$1,974	-	-	262	703,147	705,383
Non-owner occupied RE	491	-	-	6,911	935,902	943,304
Construction	-	-	-	-	71,928	71,928
Business	914	-	-	195	603,302	604,411
Consumer
Real estate	2,078	685	-	3,394	1,153,536	1,159,693
Home equity	703	-	-	705	238,588	239,996
Construction	-	-	-	-	25,842	25,842
Other	51	-	-	-	38,413	38,464
Total loans	$6,211	685	-	11,467	3,770,658	3,789,021

	December 31, 2024
(dollars in thousands)	Accruing 30-59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$292	-	-	-	651,305	651,597
Non-owner occupied RE	-	-	-	7,641	916,726	924,367
Construction	-	-	-	-	103,204	103,204
Business	1,319	-	-	1,016	553,782	556,117
Consumer
Real estate	3,839	938	-	1,908	1,121,944	1,128,629
Home equity	41	-	-	312	204,544	204,897
Construction	-	-	-	-	20,874	20,874
Other	-	-	-	-	42,082	42,082
Total loans	$5,491	938	-	10,877	3,614,461	3,631,767

As of September 30, 2025 and December 31, 2024, accruing loans 30 days or more past due represented 0.18% of the Company’s total loan portfolio. Commercial loans accruing 30 days or more past due were 0.09% and 0.05% of the Company’s total loan portfolio as of September 30, 2025 and December 31, 2024, respectively. Consumer loans accruing 30 days or more past due were 0.09% and 0.13% of total loans as of September 30, 2025 and December 31, 2024, respectively.

The table below summarizes nonaccrual loans by major categories for the periods presented.

	September 30, 2025				December 31, 2024
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	loans	loans	Total	loans	loans	Total
	with no	with an	nonaccrual	with no	with an	nonaccrual
(dollars in thousands)	allowance	allowance	loans	allowance	allowance	loans
Commercial
Owner occupied RE	$262	-	262	$-	-	-
Non-owner occupied RE	5,122	1,789	6,911	5,844	1,797	7,641
Business	-	195	195	-	1,016	1,016
Total commercial	5,384	1,984	7,368	5,844	2,813	8,657
Consumer
Real estate	2,412	982	3,394	1,526	382	1,908
Home equity	705	-	705	312	-	312
Total consumer	3,117	982	4,099	1,838	382	2,220
Total nonaccrual loans	$8,501	2,966	11,467	$7,682	3,195	10,877

The Company did not recognize interest income on nonaccrual loans for the three months ended September 30, 2025 and September 30, 2024. The accrued interest reversed during the three months ended September 30, 2025 and September 30, 2024 was not material. Foregone interest income on the nonaccrual loans for the three month period ended September 30, 2025 was $28,000, while foregone interest income on the nonaccrual loans for the three month period ended September 30, 2024 was $111,000.

The Company did not recognize interest income on nonaccrual loans for the nine months ended September 30, 2025 and September 30, 2024. Accrued interest of $63,000 was reversed during the nine months ended September 30, 2025 and $94,000 was reversed during the nine months ended September 30, 2024. Foregone interest income on the nonaccrual loans for the nine month period ended September 30, 2025 was $229,000, while foregone interest income on the nonaccrual loans for the nine month period ended September 30, 2024 was $134,000.

The table below summarizes information regarding nonperforming assets.

(dollars in thousands)	September 30, 2025	December 31, 2024
Nonaccrual loans	$11,467	10,877
Other real estate owned	275	-
Total nonperforming assets	$11,742	10,877
Nonperforming assets as a percentage of:
Total assets	0.27%	0.27%
Gross loans	0.31%	0.30%
Total loans over 90 days past due	$1,480	2,641
Loans over 90 days past due and still accruing	-	-

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

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses due to the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Loan modifications to borrowers experiencing financial difficulty were not material for the three and nine months ended September 30, 2025 and September 30, 2024.

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

During the quarter ended September 30, 2025, the risk weightings associated with certain qualitative factors were revised based on new information reflecting the current economic and market environment. The result of these changes was immaterial as it relates to the allowance for credit loss balance.

The following tables summarize the activity related to the allowance for credit losses for the three and nine months ended September 30, 2025 and September 30, 2024.

				Three months September 30, 2025
	Commercial								Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$4,003	7,417	462	11,293	15,533	1,649	455	473	41,285
Provision for credit losses for loans	(469)	(751)	140	769	451	115	177	68	500
Loan charge-offs	-	-	-	-	-	-	-	(55)	(55)
Loan recoveries	-	-	-	30	36	3	-	-	69
Net loan recoveries (charge-offs)	-	-	-	30	36	3	-	(55)	14
Balance, end of period	$3,534	6,666	602	12,092	16,020	1,767	632	486	41,799
Net recoveries to average loans (annualized)									0.00%
Allowance for credit losses to gross loans									1.10%
Allowance for credit losses to nonperforming loans									364.50%

				Three months ended September 30, 2024
	Commercial								Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$5,467	10,562	1,331	7,236	12,397	2,479	278	407	40,157
Provision for credit losses for loans	-	-	-	-	-	-	-	-	-
Loan charge-offs	-	-	-	(72)	-	(45)	-	(1)	(118)
Loan recoveries	-	-	-	73	-	4	-	50	127
Net loan recoveries (charge-offs)	-	-	-	1	-	(41)	-	49	9
Balance, end of period	$5,467	10,562	1,331	7,237	12,397	2,438	278	456	40,166
Net recoveries to average loans (annualized)									0.00%
Allowance for credit losses to gross loans									1.11%
Allowance for credit losses to nonperforming loans									346.78%

				Nine months ended September 30, 2025
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$5,482	10,219	940	7,745	12,359	2,655	115	399	39,914
Provision for credit losses	(1,948)	(3,553)	(338)	4,384	3,625	(899)	517	112	1,900
Loan charge-offs	-	-	-	(141)	-	-	-	(60)	(201)
Loan recoveries	-	-	-	104	36	11	-	35	186
Net loan recoveries (charge-offs)	-	-	-	(37)	36	11	-	(25)	(15)
Balance, end of period	$3,534	6,666	602	12,092	16,020	1,767	632	486	41,799
Net charge-offs to average loans (annualized)									0.00%
Allowance for credit losses to gross loans									1.10%
Allowance for credit losses to nonperforming loans									364.50%

				Nine months ended September 30, 2024
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$6,118	11,167	1,594	7,385	10,647	2,600	677	494	40,682
Provision for credit losses	(651)	424	(263)	190	1,750	(244)	(399)	(57)	750
Loan charge-offs	-	(1,029)	-	(437)	-	(45)	-	(80)	(1,591)
Loan recoveries	-	-	-	99	-	127	-	99	325
Net loan recoveries (charge-offs)	-	(1,029)	-	(338)	-	82	-	19	(1,266)
Balance, end of period	$5,467	10,562	1,331	7,237	12,397	2,438	278	456	40,166
Net charge-offs to average loans (annualized)									0.05%
Allowance for credit losses to gross loans									1.11%
Allowance for credit losses to nonperforming loans									346.78%

There was a provision for credit losses of $500,000 for the three months ended September 30, 2025 and no provision for credit losses for the three months ended September 30, 2024. In addition, the provision for credit losses was $1.9 million and $750,000 for the nine months ended September 30, 2025 and September 30, 2024, respectively.

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

The following tables present an analysis of collateral-dependent loans of the Company as of September 30, 2025 and December 31, 2024.

			September 30, 2025
	Real	Business
(dollars in thousands)	estate	assets	Other	Total
Commercial
Owner occupied RE	$262	-	-	262
Non-owner occupied RE	6,911			6,911
Business	171	24	-	195
Total commercial	7,344	24	-	7,368
Consumer
Real estate	3,394	-	-	3,394
Home equity	705	-	-	705
Total consumer	4,099	-	-	4,099
Total	$11,443	24	-	11,467

			December 31, 2024
	Real	Business
(dollars in thousands)	estate	assets	Other	Total
Commercial
Non-owner occupied RE	$7,641	-	-	7,641
Business	460	556	-	1,016
Total commercial	8,101	556	-	8,657
Consumer
Real estate	1,908	-	-	1,908
Home equity	312	-	-	312
Total consumer	2,220	-	-	2,220
Total	$10,321	556	-	10,877

Allowance for Credit Losses - Unfunded Loan Commitments

The allowance for credit losses for unfunded loan commitments was $1.9 million and $1.5 million at September 30, 2025 and December 31, 2024, respectively, and is separately classified on the balance sheet within other liabilities. The following table presents the balance and activity in the ACL for unfunded loan commitments for the three and nine months ended September 30, 2025 and September 30, 2024.

	Three months ended	Three months ended
(dollars in thousands)	September 30, 2025	September 30, 2024
Balance, beginning of period	$1,506	1,406
Provision for credit losses	350	-
Balance, end of period	$1,856	1,406
Unfunded Loan Commitments	$836,396	699,888
Reserve for Unfunded Commitments	0.22%	0.20%

	Nine months ended	Nine months ended
(dollars in thousands)	September 30, 2025	September 30, 2024
Balance, beginning of period	$1,456	1,831
Provision for (reversal of) credit losses	400	(425)
Balance, end of period	$1,856	1,406
Unfunded Loan Commitments	$836,396	699,888
Reserve for Unfunded Commitments	0.22%	0.20%

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

The following table represents the carrying value of the PLM hedged asset and liability and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
(dollars in thousands)	Carrying Amount	Hedge Basis Adjustment	Carrying Amount	Hedge Basis Adjustment
Fixed Rate Asset/Liability[1]	$301,844	1,844	296,361	(3,638)
[1]	These amounts included the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of the assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of September 30, 2025, the amortized cost basis of the closed portfolio used in this hedging relationship was $620.6 million, the cumulative basis adjustment associated with this hedging relationship was $1.8 million, and the amount of the designated hedged item was $300.0 million.

The following table summarizes the Company’s outstanding financial derivative instruments at September 30, 2025 and December 31, 2024.

		September 30, 2025
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives designated as hedging instruments:
Fair value swap	$300,000	Other liabilities	$(1,664)

Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	26,446	Other assets	366
MBS forward sales commitments	17,000	Other liabilities	(8)
Total derivative financial instruments	$343,446		$(1,306)

		December 31, 2024
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives designated as hedging instruments:
Fair value swap	$300,000	Other assets	$3,698

Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	15,841	Other assets	188
MBS forward sales commitments	10,500	Other assets	40
Total derivative financial instruments	$326,341		$3,926

Accrued interest receivable related to the interest rate swap as of September 30, 2025 totaled $193,000 and is excluded from the fair value presented in the table above.

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

The following table summarizes the effect of the fair value hedging relationship recognized in the consolidated statements of income for the three and nine months ended September 30, 2025 and September 30, 2024.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Gain on fair value hedging relationship:
Hedged asset/(liability)	$272	7,151	5,482	2,671
Fair value derivative designated as hedging instrument	(207)	(7,050)	(5,362)	(2,581)
Total gain recognized in interest income on loans	$65	101	120	90

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

			September 30, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
Corporate bonds	$-	1,959	-	1,959
US treasuries	-	944	-	944
US government agencies	-	15,165	-	15,165
State and political subdivisions	-	19,901	-	19,901
Asset-backed securities	-	33,774	-	33,774
Mortgage-backed securities	-	59,297	-	59,297
Mortgage loans held for sale	-	6,906	-	6,906
Mortgage loan interest rate lock commitments	-	366	-	366
Total assets measured at fair value on a recurring basis	$-	138,312	-	138,312
Liabilities
MBS forward sales commitments	$-	8	-	8
Derivative liability	-	1,664	-	1,664
Total liabilities measured at fair value on a recurring basis	$-	1,672	-	1,672

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Corporate bonds	$-	1,927	-	1,927
US treasuries	-	908	-	908
US government agencies	-	15,795	-	15,795
State and political subdivisions	-	19,322	-	19,322
Asset-backed securities	-	36,538	-	36,538
Mortgage-backed securities	-	57,637	-	57,637
Mortgage loans held for sale	-	4,565	-	4,565
Mortgage loan interest rate lock commitments	-	188	-	188
Derivative asset	-	3,698	-	3,698
MBS forward sales commitments	-	40	-	40
Total assets measured at fair value on a recurring basis	$-	140,618	-	140,618

The Company had no liabilities recorded at fair value on a recurring basis as of December 31, 2024.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024.

			As of September 30, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated loans	$-	10,512	1,063	11,575
Other real estate owned	-	275	-	275
Total assets measured at fair value on a nonrecurring basis	$-	10,787	1,063	11,850

			As of December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated loans	$-	9,139	1,127	10,266
Total assets measured at fair value on a nonrecurring basis	$-	9,139	1,127	10,266

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company’s financial instruments at September 30, 2025 and December 31, 2024 are as follows:

			September 30, 2025
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$20,066	20,066	-	-	20,066
Loans[1]	3,734,452	3,517,817	-	-	3,517,817
Financial Liabilities:
Deposits	3,676,417	3,444,304	-	3,444,304	-
Subordinated debentures	24,903	27,030	-	27,030	-

			December 31, 2024
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$19,490	19,490	-	-	19,490
Loans[1]	3,579,640	3,319,602	-	-	3,319,602
Financial Liabilities:
Deposits	3,435,765	3,158,893	-	3,158,893	-
Subordinated debentures	24,903	27,539	-	27,539	-
[1]	Carrying amount is net of the allowance for credit losses and individually evaluated loans.

NOTE 7 – Leases

The Company had operating right-of-use (“ROU”) assets, included in property and equipment, of $19.4 million and $20.6 million as of September 30, 2025 and December 31, 2024, respectively.  The Company had lease liabilities, included in other liabilities, of $22.1 million and $23.2 million as of September 30, 2025 and December 31, 2024, respectively. We maintain operating leases on land and buildings for various office spaces. The lease agreements have maturity dates ranging from September 2027 to February 2032, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 4.55 years and 4.95 years as September 30, 2025 and December, 31, 2024, respectively. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.  The ROU assets also include any initial direct costs incurred and lease payments made at or before commencement date and are reduced by any lease incentives.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term at implementation of the accounting standard and as of the lease commencement date for leases subsequently entered into. The weighted average discount rate for leases was 2.27% and 2.28% as of September 30, 2025 and December 31, 2024, respectively.

The total operating lease costs were $613,000 and $604,000 for the three months ended September 30, 2025 and 2024, respectively, and $1.8 million for the nine months ended September 30, 2025 and 2024, respectively.

Operating lease payments due as of September 30, 2025 were as follows:

Operating
(dollars in thousands)	Leases
2025	$544
2026	2,210
2027	2,267
2028	2,015
2029	1,501
Thereafter	18,686
Total undiscounted lease payments	27,223
Discount effect of cash flows	5,125
Total lease liability	$22,098

NOTE 8 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2025 and 2024. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options and unvested restricted stock that were outstanding at September 30, 2025. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At September 30, 2025 and 2024, there were 45,662 and 263,387 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except share data)	2025	2024	2025	2024
Numerator:
Net income available to common shareholders	$8,662	4,382	20,509	9,903
Denominator:
Weighted-average common shares outstanding – basic	8,030,944	8,064,283	8,048,426	8,100,003
Common stock equivalents	49,515	24,893	32,252	23,843
Weighted-average common shares outstanding – diluted	8,080,459	8,089,176	8,080,678	8,123,846
Earnings per common share:
Basic	$1.08	0.54	2.55	1.22
Diluted	1.07	0.54	2.54	1.22

Item 2. MANAGEMENT’S DISCUSSION AND Analysis of Financial Condition and Results of Operations.

The following discussion reviews our results of operations for the three and nine month periods ended September 30, 2025 as compared to the three and nine month periods ended September 30, 2024 and assesses our financial condition as of September 30, 2025 as compared to December 31, 2024. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K for that period. Results for the three and nine month periods ended September 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or any future period.

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

Cautionary Warning Regarding forward-looking statements

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operations, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “seek to,” “strive,” “focus,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to:

•	Restrictions or conditions imposed by our regulators on our operations;

•	Increases in competitive pressure in the banking and financial services industries;

•	Changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;

•	Changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic or industry conditions;

•	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;

•	Credit losses due to loan concentration;

•	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

•	Our ability to successfully execute our business strategy;

•	Our ability to attract and retain key personnel;

•	The success and costs of our expansion into the Charlotte, North Carolina, Greensboro, North Carolina and Atlanta, Georgia markets and into potential new markets;

•	Risks with respect to future mergers or acquisitions, including our ability to successfully expand and integrate the businesses and operations that we acquire and realize the anticipated benefits of the mergers or acquisitions;

•	Changes in the interest rate environment which could reduce anticipated or actual margins, including due to the Federal Reserve lowering interest rates to incent economic growth;

•	Changes in political conditions or the legislative or regulatory environment, including new governmental initiatives affecting the financial services industry;

•	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;

•	Changes occurring in business conditions and inflation;

•	Increased cybersecurity risk, including potential business disruptions or financial losses;

•	Changes in technology;

•	The adequacy of the level of our allowance for credit losses and the amount of loan loss provisions required in future periods;

•	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses or write-down assets;

•	Changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;

•	Any increase in FDIC assessments which will increase our cost of doing business;

•	Risks associated with complex and changing regulatory environments, including, among others, with respect to data privacy, artificial intelligence (“AI”), information security, climate change or other environmental, social and governance matters, and labor matters, relating to our operations;

•	The rate of delinquencies and amounts of loans charged-off;

•	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;

•	Adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	Changes in accounting standards, rules and interpretations and the related impact on our financial statements;

•	Risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;

•	Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed;

•	The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as trade disputes and tariffs, epidemics and pandemics, war or terrorist activities, such as the war in Ukraine, the Middle East conflict, and the conflict between China and Taiwan, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs, government shutdowns, and disruptions caused from widespread cybersecurity incidents; and

•	Other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, in Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q, and in our other filings with the SEC.

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

At September 30, 2025, we had total assets of $4.36 billion, a 6.6% increase from total assets of $4.09 billion at December 31, 2024. The largest component of our total assets is loans which were $3.79 billion and $3.63 billion at September 30, 2025 and December 31, 2024, respectively. Our liabilities and shareholders’ equity at September 30, 2025 totaled $4.00 billion and $356.3 million, respectively, compared to liabilities of $3.76 billion and shareholders’ equity of $330.4 million at December 31, 2024. The principal component of our liabilities is deposits which were $3.68 billion and $3.44 billion at September 30, 2025 and December 31, 2024, respectively.

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

Our net income to common shareholders was $8.7 million and $4.4 million for the three months ended September 30, 2025 and 2024, respectively. Diluted earnings per share (“EPS”) was $1.07 for the third quarter of 2025 as compared to $0.54 for the same period in 2024. The increase in net income was primarily driven by an increase in net interest income.

Our net income to common shareholders was $20.5 million and $9.9 million for the nine months ended September 30, 2025 and 2024, respectively. Diluted earnings per share (“EPS”) was $2.54 for the nine months ended September 30, 2025 as compared to $1.22 for the same period in 2024. The increase in net income was primarily driven by an increase in net interest income.

results of operations

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $27.5 million for the third quarter of 2025, a 33.7% increase over net interest income of $20.6 million for the third quarter of 2024, driven primarily by a $3.8 million increase in interest income on our interest-earning assets combined with a $3.1 million decrease in interest expense on our interest-bearing liabilities. In addition, our net interest margin, on a tax-equivalent (TE) basis, was 2.62% for the third quarter of 2025 compared to 2.08% for the same period in 2024.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and nine month periods ended September 30, 2025 and 2024. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” tables demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended September 30,
	2025			2024
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$238,552	$2,645	4.40%	$158,222	$2,209	5.55%
Investment securities, taxable	141,143	1,307	3.67%	137,087	1,370	3.98%
Investment securities, nontaxable(2)	7,811	45	2.31%	8,047	55	2.70%
Loans(3)	3,783,885	50,999	5.35%	3,629,050	47,550	5.21%
Total interest-earning assets	4,171,391	54,996	5.23%	3,932,406	51,184	5.18%
Noninterest-earning assets	150,552			158,550
Total assets	$4,321,943			$4,090,956
Interest-bearing liabilities
NOW accounts	$329,301	746	0.90%	$314,669	835	1.06%
Savings & money market	1,599,710	13,509	3.35%	1,523,834	15,287	3.99%
Time deposits	984,078	10,448	4.21%	909,192	11,603	5.08%
Total interest-bearing deposits	2,913,089	24,703	3.36%	2,747,695	27,725	4.01%
FHLB advances and other borrowings	240,087	2,296	3.79%	240,065	2,297	3.81%
Subordinated debentures	24,903	458	7.30%	36,261	558	6.12%
Total interest-bearing liabilities	3,178,079	27,457	3.43%	3,024,021	30,580	4.02%
Noninterest-bearing liabilities	792,575			744,025
Shareholders’ equity	351,289			322,910
Total liabilities and shareholders’ equity	$4,321,943			$4,090,956
Net interest spread			1.80%			1.16%
Net interest income (tax equivalent) / margin		$27,539	2.62%		$20,604	2.08%
Less: tax-equivalent adjustment(2)		10			13
Net interest income		$27,529			$20,591

(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

Our net interest margin (TE) increased by 54 basis points to 2.62% during the third quarter of 2025, compared to the third quarter of 2024, primarily due to a decrease in the cost of our interest-bearing liabilities resulting from the 125 basis point decrease in the Fed Funds rate during the last twelve months. Our average interest-bearing liabilities grew by $154.1 million during the third quarter of 2025 from the prior year, while the rate on these liabilities decreased 59 basis points to 3.43%. Our average interest-earning assets grew by $239.0 million during the third quarter of 2025 from the prior year, while the average yield on these assets increased by five basis points to 5.23%.

The increase in average interest-bearing liabilities for the third quarter of 2025 related primarily to an increase of $165.4 million in our average interest-bearing deposits, partially offset by a $11.4 million decrease in subordinated debentures. The primary driver of the decrease in interest expense was a 65 basis point decrease in the cost of our interest-bearing deposits.

The increase in average interest-earning assets for the third quarter of 2025 related primarily to an increase of $154.8 million in our average loan balances from the prior year. The five basis point increase in yield on our interest-earning assets was driven by a 14 basis point increase in loan yield, offset by a 115 basis point decrease in yield on federal funds sold and interest-bearing deposits with banks, as a result of the decrease in the Fed Funds rate.

Our net interest spread was 1.80% for the third quarter of 2025 compared to 1.16% for the same period in 2024. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The five basis point increase in yield on our interest-earning assets, combined with the 59 basis point decrease in the rate on our interest-bearing liabilities, resulted in a 64 basis point increase in our net interest spread for the 2025 period. We seek to fund increased loan volumes by growing our core deposits, but, subject to internal policy limits on the amount of wholesale funding we may maintain, will utilize wholesale funding to fund shortfalls, if any, or provide additional liquidity. To the extent that our dependence on wholesale funding sources increases, our net interest margin would likely be negatively impacted as we may not be able to reduce the rates we pay on these deposits as quickly as we can on core deposits as rates have and may continue to decline. We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations.

Average Balances, Income and Expenses, Yields and Rates

	For the Nine Months Ended September 30,
	2025			2024
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$175,635	$5,773	4.39%	$146,452	$6,072	5.54%
Investment securities, taxable	142,237	3,976	3.74%	131,828	4,183	4.24%
Investment securities, nontaxable(2)	7,792	164	2.81%	12,188	162	1.78%
Loans(3)	3,727,690	147,077	5.28%	3,632,527	139,700	5.14%
Total interest-earning assets	4,053,354	156,990	5.18%	3,922,995	150,117	5.11%
Noninterest-earning assets	153,861			159,663
Total assets	$4,207,215			$4,082,658
Interest-bearing liabilities
NOW accounts	$322,689	2,096	0.87%	$304,479	2,117	0.93%
Savings & money market	1,562,519	39,658	3.39%	1,585,224	47,930	4.04%
Time deposits	952,610	30,818	4.33%	870,078	32,826	5.04%
Total interest-bearing deposits	2,837,818	72,572	3.42%	2,759,781	82,873	4.01%
FHLB advances and other borrowings	240,029	6,810	3.79%	240,460	6,772	3.76%
Subordinated debentures	24,903	1,362	7.31%	36,318	1,671	6.15%
Total interest-bearing liabilities	3,102,750	80,744	3.48%	3,036,559	91,316	4.02%
Noninterest-bearing liabilities	761,540			727,977
Shareholders’ equity	342,925			318,122
Total liabilities and shareholders’ equity	$4,207,215			$4,082,658
Net interest spread			1.70%			1.09%
Net interest income (tax equivalent) / margin		$76,246	2.51%		$58,801	2.00%
Less: tax-equivalent adjustment(2)		38			37
Net interest income		$76,208			$58,764

(1)	Annualized for the nine month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

During the first nine months of 2025, our net interest margin (TE) increased by 51 basis points to 2.51%, compared to 2.00% for the first nine months of 2024, primarily due to a decrease in the cost of our interest-bearing liabilities. Our average interest-bearing liabilities grew by only $66.2 million from the prior year, while the rate of these liabilities decreased by 54 basis points to 3.48%. In addition, our average interest-earning assets grew by $130.4 million, while the average yield increased by seven basis points to 5.18%.

The increase in average interest-bearing liabilities for the first nine months of 2025 was driven by an increase in interest-bearing deposits of $78.0 million, partially offset by a $11.4 million decrease in subordinated debentures. The primary driver of our decrease in interest expense was a 59 basis point decrease in the cost of our interest-bearing deposits.

The increase in average interest-earning assets for the first nine months of 2025 related primarily to a $95.2 million increase in our average loan balances. The increase in yield on our interest-earning assets was driven by a 14 basis point increase on our loan yield, partially offset by a 115 basis point decrease in the yield on Federal Funds sold and interest-bearing deposits with banks.

Our net interest spread was 1.70% for the first nine months of 2025 compared to 1.09% for the same period in 2024. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The seven basis point increase in yield on our interest-earning assets, combined with the 54 basis point decrease in the rate on our interest-bearing liabilities, resulted in a 61 basis point increase in our net interest spread for 2025.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	September 30, 2025 vs. 2024				September 30, 2024 vs. 2023
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$2,114	1,280	55	3,449	$1,047	2,891	70	4,008
Investment securities	35	(102)	(3)	(70)	(103)	48	(3)	(58)
Federal funds sold and interest-bearing deposits with banks	1,140	(467)	(237)	436	(315)	102	(13)	(226)
Total interest income	3,289	711	(185)	3,815	629	3,041	54	3,724
Interest expense
Deposits	1,719	(4,459)	(282)	(3,022)	295	2,273	27	2,595
FHLB advances and other borrowings	-	(1)	-	(1)	(220)	112	(10)	(118)
Subordinated debentures	(173)	106	(33)	(100)	-	1	-	1
Total interest expense	1,546	(4,354)	(315)	(3,123)	75	2,386	17	2,478
Net interest income	$1,743	5,065	130	6,938	$554	655	37	1,246

Net interest income, the largest component of our income, was $27.5 million for the third quarter of 2025 and $20.6 million for the third quarter of 2024, a $6.9 million, or 33.7%, increase year over year. The increase during 2025 was driven by a $3.8 million increase in interest income primarily due to an increase in average loan balances and higher yields on our loan portfolio, as well as a $3.1 million decrease in interest expense primarily due to lower rates on our interest-bearing deposits.

	Nine Months Ended
	September 30, 2025 vs. 2024				September 30, 2024 vs. 2023
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$91	7,100	186	7,377	$6,121	11,617	582	18,320
Investment securities	(5)	(193)	(8)	(206)	573	786	161	1,520
Federal funds sold and interest-bearing deposits with banks	(33)	(222)	(44)	(299)	1,262	398	117	1,777
Total interest income	53	6,685	134	6,872	7,956	12,801	860	21,617
Interest expense
Deposits	(212)	(9,766)	(323)	(10,301)	1,981	16,151	496	18,628
FHLB advances and other borrowings	-	38	-	38	2,857	(47)	(34)	2,776
Subordinated debentures	68	(550)	173	(309)	3	41	-	44
Total interest expense	(144)	(10,278)	(150)	(10,572)	4,841	16,145	462	21,448
Net interest income	$197	16,963	284	17,444	$3,115	(3,344)	398	169

Net interest income for the first nine months of 2025 was $76.2 million compared to $58.8 million for 2024, a $17.4 million, or 29.7%, increase. The increase in net interest income during 2025 was driven by a $10.6 million decrease in interest expense, related primarily to lower rates on our interest-bearing deposits, as well as an increase in the yield on our loan portfolio.

Provision for Credit Losses

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for credit losses and reserve for unfunded commitments at levels consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. We review the adequacy of the allowance for credit losses on a quarterly basis. Please see the discussion included in Note 4 – Loans and Allowance for Credit Losses for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance. Based on the transition to the DCF methodology for calculating the ACL, management analyzed the risk level associated with factors such as the global, national and local economy, which includes the potential impact of tariffs, changes in the experience and depth of management, as well as changes in the risk ratings and volume and severity of past due loans in the consideration of the qualitative portion of the ACL. During the quarter ended September 30, 2025, the risk weightings associated with certain qualitative factors were revised based on new information reflecting the current economic and market environment. The result of these changes was immaterial as it relates to the allowance for credit loss balance.

We recorded a provision for credit losses of $850,000 during the third quarter of 2025, compared to no provision for credit losses in the third quarter of 2024. The $850,000 provision in 2025, which included a $500,000 provision for credit losses and a $350,000 reserve for unfunded commitments was driven primarily by changes in qualitative factors related to an increase in past due loans and risk migration among our commercial business and non-owner occupied loans. No provision was recorded in the third quarter of 2024 due to low charge-offs and insignificant loan growth.

We recorded a provision expense of $2.3 million and $325,000 for the nine months ended September 30, 2025 and September 30, 2024, respectively. The $2.3 million provision expense for the first nine months of 2025 included $1.9 provision for credit losses and a $400,000 reserve for unfunded commitments. The increase in provision expense was primarily due to loan growth and changes in qualitative factors related to delinquency status, risk migration and collateral values on commercial real estate during the first nine months of the year. The $325,000 provision expense for the first nine months of 2024 included a $750,000 provision for credit losses and a $425,000 reversal for unfunded commitments.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Mortgage banking income	$1,600	1,449	4,593	4,536
Service fees on deposit accounts	625	455	1,731	1,265
ATM and debit card income	601	599	1,739	1,730
Income from bank owned life insurance	439	401	1,254	1,162
Other income	335	271	729	669
Total noninterest income	$3,600	3,175	10,046	9,362

Noninterest income was $3.6 million for the third quarter of 2025, a $425,000, or 13.4%, increase from noninterest income of $3.2 million for the third quarter of 2024. Mortgage banking income continues to be the largest component of our noninterest income at $1.6 million for the third quarter of 2025, an increase of $151,000, or 10.4%, over the prior year. Service fees on deposit accounts increased $170,000, or 37.4%, over the prior year, driven by fee income on our commercial credit cards and additional wire fee income.

Noninterest income was $10.0 million for the first nine months of 2025, a $684,000, or 7.3%, increase from noninterest income of $9.4 million for the first nine months of 2024. Service fees on deposit account increased by $466,000, or 36.8% over the prior year and income from bank owned life insurance increased by $92,000, or 7.9%, from the first nine months of 2024.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Compensation and benefits	$11,299	10,789	34,277	32,936
Occupancy	2,447	2,595	7,517	7,704
Outside service and data processing costs	2,158	1,930	6,383	5,738
Insurance	961	1,025	2,881	2,945
Professional fees	605	548	1,723	1,748
Marketing	412	319	1,183	1,077
Other	1,064	833	3,153	2,634
Total noninterest expense	$18,946	18,039	57,117	54,782

Noninterest expense was $18.9 million for the third quarter of 2025, a $907,000, or 5.0%, increase from noninterest expense of $18.0 million for the third quarter of 2024. The increase in noninterest expense was driven primarily by the following:

•	Compensation and benefits expense increased $510,000, or 4.7%, relating primarily to an increase in salaries, commissions, and other employee benefits expenses.
•	Outside service and data processing costs increased $228,000, or 11.8%, relating primarily to increases in software licensing and maintenance costs, electronic banking, and other services we provide to our clients.
•	Other noninterest expenses increased $231,000, or 27.7%, relating primarily to an increase in employee travel expenses and other employee related expenses.

Partially offsetting the above increases was a decrease in occupancy of $148,000, or 5.7% due to lower depreciation expense as several larger items were fully depreciated during the third quarter of 2025.

Noninterest expense was $57.1 million for the first nine months of 2025, a $2.3 million, or 4.3%, increase from noninterest expense of $54.8 million for the first nine months of 2024. The increase in noninterest expense was driven primarily by the following:

•	Compensation and benefits expense increased $1.3 million, or 4.1%, relating primarily to annual salary increases, commissions, and other employee benefit expenses.
•	Outside service and data processing costs increased $645,000, or 11.2%, relating primarily to increases in software licensing and maintenance costs, ATM card related expenses, and other business electronic banking services we provide to our clients.
•	Other noninterest expenses increased $519,000, or 19.7%, relating primarily to an increase in fraud losses, employee travel and other employee expenses.

Partially offsetting these increases, occupancy decreased $187,000, or 2.4%, relating primarily to a decrease in depreciation expense as several larger items became fully depreciated.

Our efficiency ratio was 66.2% for the third quarter of 2025, compared to 75.9% for the third quarter of 2024. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The improvement during the 2025 period was driven primarily by the increase in net interest income.

We incurred income tax expense of $2.7 million and $1.3 million for the three months ended September 30, 2025 and 2024, respectively, and $6.3 million and $3.1 million for the nine months ended September 30, 2025 and 2024. Our effective tax rate was 23.6% and 23.9% for the nine months ended September 30, 2025 and 2024, respectively.

The decrease in the effective tax rate was driven by the effect of equity compensation transactions in comparison to our income before income tax expense.

Balance Sheet Review

Investment Securities

At September 30, 2025, the $151.1 million in our investment securities portfolio represented approximately 3.5% of our total assets. Our available for sale investment portfolio included corporate bonds, US treasuries, US government agency securities, state and political subdivisions, asset-backed securities and mortgage-backed securities with a fair value of $131.0 million and an amortized cost of $141.7 million, resulting in an unrealized loss of $10.7 million. At December 31, 2024, the $151.6 million in our investment securities portfolio represented approximately 3.7% of our total assets, including investment securities with a fair value of $132.1 million and an amortized cost of $146.6 million for an unrealized loss of $14.5 million. In addition, other investments, which include FHLB Stock and other nonmarketable investments, increased $576,000 from December 31, 2024 to $20.1 million at September 30, 2025.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans, excluding mortgage loans held for sale, for the nine months ended September 30, 2025 and 2024 were $3.72 billion and $3.62 billion, respectively. Before the allowance for credit losses, total loans outstanding at September 30, 2025 and December 31, 2024 were $3.79 billion and $3.63 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of September 30, 2025, our loan portfolio included $3.14 billion, or 83.0%, of real estate loans, compared to $3.03 billion, or 83.5%, at December 31, 2024. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. Home equity lines of credit totaled $240.0 million as of September 30, 2025, of which approximately 48% were in a first lien position, while the remaining balance was second liens. At December 31, 2024, our home equity lines of credit totaled $204.9 million, of which approximately 46% were in first lien positions, while the remaining balance was in second liens. The average home equity loan had a balance of approximately $105,000 and a loan to value of 73% as of September 30, 2025, compared to an average loan balance of $92,000 and a loan to value of approximately 74% as of December 31, 2024. Further, 0.59% and 0.12% of our total home equity lines of credit were over 30 days past due as of September 30, 2025 and December 31, 2024, respectively.

Following is a summary of our loan composition at September 30, 2025 and December 31, 2024. During the first nine months of 2025, our loan portfolio increased by $157.3 million, or 4.33% annualized, primarily driven by a $71.1 million increase in consumer loans secured by real estate and a $53.8 million increase in commercial owner occupied loans. In addition, commercial business loans increased by $48.3 million during the first nine months of 2025. Our consumer real estate portfolio grew by $31.1 million and includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $472,000, a term of 24 years, and an average rate of 4.54% as of September 30, 2025, compared to a principal balance of $468,000, a term of 23 years, and an average rate of 4.36% as of December 31, 2024.

	September 30, 2025		December 31, 2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$705,383	18.6%	$651,597	17.9%
Non-owner occupied RE	943,304	24.9%	924,367	25.5%
Construction	71,928	1.9%	103,204	2.8%
Business	604,411	16.0%	556,117	15.3%
Total commercial loans	2,325,026	61.4%	2,235,285	61.5%
Consumer
Real estate	1,159,693	30.6%	1,128,629	31.1%
Home equity	239,996	6.3%	204,897	5.6%
Construction	25,842	0.7%	20,874	0.6%
Other	38,464	1.0%	42,082	1.2%
Total consumer loans	1,463,995	38.6%	1,396,482	38.5%
Total gross loans, net of deferred fees	3,789,021	100.0%	3,631,767	100.0%
Less—allowance for credit losses	(41,799)		(39,914)
Total loans, net	$3,747,222		$3,591,853

We have included the table below to provide additional clarity on our commercial real estate exposure. We have not identified any geographic concentrations within these collateral types. Our level of non-owner occupied commercial real estate loans represents 237.4% of the Bank’s total risk-based capital at September 30, 2025. The table below presents the majority of our commercial real estate exposure by collateral type which are included in the commercial business, construction, and non-owner occupied segments.

		September 30, 2025
(dollars in thousands)	Outstanding	% of Loan Portfolio	Average Loan Size	Weighted Average LTV
Collateral
Office	$219,658	5.80%	$1,377	54%
Retail	189,982	5.01%	1,631	51%
Hotel	143,152	3.78%	7,803	49%
Multifamily	99,834	2.63%	2,500	43%

		December 31, 2024
(dollars in thousands)	Outstanding	% of Loan Portfolio	Average Loan Size	Weighted Average LTV
Collateral
Office	$214,048	5.89%	$1,364	57%
Retail	170,601	4.70%	1,543	52%
Hotel	125,557	3.46%	7,250	48%
Multifamily	96,735	2.66%	2,385	45%

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of September 30, 2025 and December 31, 2024 we had no loans that were 90 days past due and still accruing.

Following is a summary of our nonperforming assets.

(dollars in thousands)	September 30, 2025	December 31, 2024
Commercial	$7,368	8,657
Consumer	4,099	2,220
Total nonaccrual loans	11,467	10,877
Other real estate owned	275	-
Total nonperforming assets	$11,742	10,877

At September 30, 2025, nonperforming assets were $11.7 million, or 0.27% of total assets and 0.31% of gross loans. Comparatively, nonperforming assets were $10.9 million, or 0.27% of total assets and 0.30% of gross loans at December 31, 2024. The amount of foregone interest income on nonaccrual loans in the third quarter of 2025 and 2024 was $28,000 and $111,000, respectively.

At September 30, 2025 and December 31, 2024, the allowance for credit losses represented 364.50% and 366.94% of the total amount of nonperforming loans, respectively. A significant portion of the nonperforming loans at September 30, 2025 were secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.

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

In addition, at September 30, 2025, 83.0% of our loans were collateralized by real estate and 99.8% of our individually evaluated loans were secured by real estate. We utilize third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Individually evaluated loans are reviewed on a quarterly basis to determine the level of credit loss. As of September 30, 2025, we did not have any individually evaluated real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for individually evaluated loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At September 30, 2025, individually evaluated loans totaled $12.8 million, for which $4.3 million of these loans had a reserve of approximately $1.2 million allocated in the allowance for credit losses. Comparatively, individually evaluated loans totaled $12.2 million at December 31, 2024 for which $4.5 million of these loans had a reserve of approximately $1.9 million allocated in the allowance for credit losses.

Allowance for Credit Losses

The allowance for credit losses was $41.8 million, representing 1.10% of outstanding loans and providing coverage of 364.50% of nonperforming loans at September 30, 2025 compared to $39.9 million, or 1.10% of outstanding loans and 366.94% of nonperforming loans at December 31, 2024. At September 30, 2024, the ACL was $40.2 million, or 1.11% of outstanding loans and 346.78% of nonperforming loans.

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

The following table summarizes the allocation of the allowance for credit losses among the various loan categories.

	September 30, 2025		December 31, 2024
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Commercial
Owner occupied RE	$3,534	18.6%	$5,482	17.9%
Non-owner occupied RE	6,666	24.9%	10,219	25.5%
Construction	602	1.9%	940	2.8%
Business	12,092	16.0%	7,745	15.3%
Total commercial	22,894	61.4%	24,386	61.5%
Consumer
Real estate	16,020	30.6%	12,359	31.1%
Home equity	1,767	6.3%	2,655	5.6%
Construction	632	0.7%	115	0.6%
Other	486	1.0%	399	1.2%
Total consumer	18,905	38.6%	15,528	38.5%
Total allowance for credit losses	$41,799	100.0%	$39,914	100.0%

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

Our retail deposits represented $3.11 billion, or 84.6% of total deposits, while our wholesale deposits represented $568.0 million, or 15.4%, of total deposits at September 30, 2025. At December 31, 2024, retail deposits represented $2.89 billion, or 84.0%, of our total deposits and wholesale deposits were $550.3 million, representing 16.0% of our total deposits. Our loan-to-deposit ratio was 103% at September 30, 2025 and 106% at December 31, 2024.

The following is a detail of our deposit accounts:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Non-interest bearing	$736,518	683,081
Interest bearing:
NOW accounts	343,615	314,588
Money market accounts	1,572,738	1,438,530
Savings	29,381	31,976
Time deposits	994,165	967,590
Total deposits	$3,676,417	3,435,765

Our primary focus is on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. In addition, at September 30, 2025 and December 31, 2024, we estimate that we have approximately $1.4 billion and $1.3 billion, or 38.1% and 37.1% of total deposits, respectively, in uninsured deposits, including related interest accrued and unpaid. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, the amounts above are estimates and are based on the same methodologies and assumptions used by the FDIC for the Bank’s regulatory reporting requirements.

The following table shows the average balance amounts and the average rates paid on deposits.

	Nine months ended September 30,
	2025		2024
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$705,114	0.00%	$669,911	0.00%
Interest-bearing demand deposits	322,689	0.87%	304,479	0.93%
Money market accounts	1,530,981	3.46%	1,555,198	4.10%
Savings accounts	31,538	0.33%	30,026	0.23%
Time deposits less than $250,000	189,564	3.80%	213,748	4.66%
Time deposits greater than $250,000	763,046	4.46%	656,330	5.14%
Total deposits	$3,542,932	2.74%	$3,429,692	3.22%

During the first nine months of 2025, our average transaction account balances increased by $30.7 million, or 1.2%, from the prior year, while our average time deposit balances increased by $82.5 million, or 9.5%.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits $250,000 or more at September 30, 2025 was as follows:

(dollars in thousands)	September 30, 2025
Three months or less	$204,579
Over three through six months	128,852
Over six through twelve months	277,678
Over twelve months	180,703
Total time deposits	$791,812

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at September 30, 2025 and December 31, 2024 were $791.8 million and $774.0 million, respectively. We have a relationship with IntraFi Promontory Network, allowing us to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000. This gives us the ability, as and when needed, to attract and retain large deposits from insurance conscious customers. With IntraFi, we have the option to keep deposits on balance sheet or sell them to other members of the network.

At September 30, 2025 and December 31, 2024, we had $240.0 million of convertible fixed rate FHLB advances with a weighted average rate of 3.74%. At September 30, 2025, the $240.0 million was secured with approximately $1.37 billion of mortgage loans and $14.5 million of stock in the FHLB. At December 31, 2024, the $240.0 million was secured with approximately $1.29 billion of mortgage loans and $14.5 million of stock in the FHLB.

Listed below is a summary of the terms and maturities of the advances outstanding at September 30, 2025 and December 31, 2024.

(dollars in thousands)	September 30, 2025		December 31, 2024
Maturity	Amount	Rate	Amount	Rate
April 28, 2028	$40,000	3.51%	$40,000	3.51%
June 28, 2028	40,000	3.54%	40,000	3.54%
July 10, 2028	40,000	3.87%	40,000	3.87%
July 10, 2028	40,000	3.96%	40,000	3.96%
May 15, 2029	35,000	3.90%	35,000	3.90%
July 10, 2029	45,000	3.69%	45,000	3.69%
Total FHLB Advances	$240,000	3.74%	$240,000	3.74%

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

At September 30, 2025 and December 31, 2024, our cash and cash equivalents totaled $282.9 million and $162.9 million, respectively, or 6.5% and 4.0% of total assets, respectively. Our investment securities at September 30, 2025 and December 31, 2024 amounted to $151.1 million and $151.6 million, respectively, or 3.5% and 3.7% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain six federal funds purchased lines of credit with correspondent banks totaling $128.5 million for which there were no borrowings against the lines of credit at September 30, 2025. We also had $189.8 million pledged and available with the Federal Reserve Discount Window at September 30, 2025. Comparatively, at December 31, 2024, we had $210.8 million pledged and available with the Federal Reserve Discount Window.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at September 30, 2025 was $828.9 million, based primarily on the Bank’s qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at September 30, 2025 and December 31, 2024 we had $224.0 million and $205.4 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

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

We also have a line of credit with another financial institution for $15.0 million, which was unused at September 30, 2025. The line of credit was renewed on February 28, 2025 at an interest rate of the U.S. Prime Rate plus 0.25% and matures on March 5, 2026.

On September 30, 2024, in conjunction with the semi-annual interest payment, we redeemed $11.5 million of our outstanding subordinated debt. Beginning September 30, 2024, the interest rate on our remaining $11.5 million of outstanding subordinated debt reset to an interest rate per annum equal to the Three-Month Term SOFR plus 340.8 basis points (7.65% at September 30, 2025), payable quarterly in arrears.

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

Total shareholders’ equity was $356.3 million at September 30, 2025 and $330.4 million at December 31, 2024. The $25.9 million increase from December 31, 2024 is primarily related to net income of $20.5 million during the first nine months of 2025, stock option exercises and equity compensation expenses of $2.3 million, and a $3.0 million increase in other comprehensive income related to our available for sale securities.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the nine months ended September 30, 2025 and the year ended December 31, 2024. Since our inception, we have not paid cash dividends.

	September 30, 2025	December 31, 2024
Return on average assets	0.65%	0.38%
Return on average equity	8.00%	4.84%
Return on average common equity	8.00%	4.84%
Average equity to average assets ratio	8.15%	7.83%
Tangible common equity to assets ratio	8.18%	8.08%

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

To be considered “well capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risk-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of September 30, 2025 our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

			September 30, 2025
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$426,464	12.72%	$268,285	8.00%	$335,356	10.00%
Tier 1 Capital (to risk weighted assets)	384,665	11.47%	201,214	6.00%	268,285	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	384,665	11.47%	150,910	4.50%	217,981	6.50%
Tier 1 Capital (to average assets)	384,665	8.88%	173,328	4.00%	216,660	5.00%

			December 31, 2024
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$402,629	12.66%	$254,412	8.00%	$318,015	10.00%
Tier 1 Capital (to risk weighted assets)	362,875	11.41%	190,809	6.00%	254,412	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	362,875	11.41%	143,107	4.50%	206,709	6.50%
Tier 1 Capital (to average assets)	362,875	8.75%	165,941	4.00%	207,426	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

			September 30, 2025
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$428,773	12.79%	$268,285	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	377.774	11.26%	201,213	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	364,774	10.88%	150,910	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	377,774	8.72%	173,344	4.00%	N/A	N/A

			December 31, 2024
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum(1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$403,867	12.70%	254,392	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	354,916	11.16%	190,794	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	341,916	10.75%	143,096	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	354,916	8.55%	165,963	4.00%	N/A	N/A
(1)	The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

The ability of the Company to pay cash dividends to shareholders is dependent upon receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. Since our inception, we have not paid cash dividends to shareholders.

Effect of Inflation and Changing Prices

The effect of relative purchasing power over time due to inflation has not been taken into account in our consolidated financial statements. Rather, our financial statements have been prepared on a historical cost basis in accordance with generally accepted accounting principles.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2025 unfunded commitments to extend credit were $836.4 million, of which $99.9 million were at fixed rates and $736.5 million were at variable rates. At December 31, 2024, unfunded commitments to extend credit were $719.1 million, of which approximately $57.5 million were at fixed rates and $661.6 million were at variable rates. A significant portion of the unfunded commitments related to commercial business loans and consumer home equity lines of credit. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. As of September 30, 2025 and December 31, 2024, the reserve for unfunded commitments was $1.9 million or 0.22% and 0.20%, respectively, of total unfunded commitments.

At September 30, 2025 and December 31, 2024, there were commitments under letters of credit for $20.4 million and $16.2 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

On October 24, 2023, the federal banking agencies released a final rule significantly revising the framework that the agencies use to evaluate banks’ records of meeting the credit needs of their entire communities under the Community Reinvestment Act (CRA). On July 16, 2025, the agencies issued a notice of proposed rulemaking to rescind the October 2023 final rule and restore the 1995 CRA framework that existed previously, which has remained in effect due to a preliminary injunction that stayed implementation of the October 2023 rule. Southern First received a “satisfactory” rating in its most recent CRA performance evaluation, which was conducted using the CRA framework which existed prior to the October 2023 final rule.

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

As of September 30, 2025, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	(6.96)%
Up 200 basis points	(3.84)%
Up 100 basis points	(1.51)%
Base	-
Down 100 basis points	(0.07)%
Down 200 basis points	1.36%
Down 300 basis points	3.02%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Sales of Unregistered Securities - None
(b)	Use of Proceeds – Not applicable
(c)	Issuer Purchases of Securities

The following table reflects share repurchase activity during the third quarter of 2025:

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value) of
			Units)	Shares (or
	(a) Total		Purchased as	Units) that May
	Number of		Part of Publicly	Yet Be
	Shares (or	(b) Average	Announced	Purchased
	Units)	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share (or Unit)	Programs	or Programs
July 1, 2025 – September 30, 2025	-	-	-	$5,000,000
Total	-	-	-	$5,000,000

*On June 17, 2025, the Company announced a share repurchase plan allowing us to repurchase up to $5.0 million of shares of our common stock (the “Repurchase Plan”). As of September 30, 2025, we have not repurchased any of the shares authorized for repurchase under the Repurchase Plan. The Company is not obligated to purchase any such shares under the Repurchase Plan, and the Repurchase Plan may be discontinued, suspended or restarted at any time; however, repurchases under the Repurchase Plan after May 22, 2026 would require additional approval of our Board of Directors and the Federal Reserve.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Trading Plans

During the nine months ended September 30, 2025, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K of the Securities Act of 1933.

Item 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______	________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: October 31, 2025	/s/ R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2025	/s/ Christian J. Zych
Christian J. Zych
Chief Financial Officer (Principal Financial Officer)