Form 10-K
period 2025-12-31
SOUTHERN FIRST BANCSHARES INC
filed 2026-02-24
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act of 1934

For The Fiscal Year December 31, 2025.

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2025 (based on the average bid and ask price of the Common Stock as quoted on the NASDAQ Global Market on June 30, 2025), was $292,504,676.

8,231,198 shares of the registrant’s common stock were outstanding as of February 13, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Southern First Bancshares, Inc.

CAUTIONARY NOTE REGARDING
FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operation, plans, business strategy, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “seek to,” “strive,” “focus,” “expect,” “anticipate,” “forecasts,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A. Risk Factors and the following:

•	Restrictions or conditions imposed by our regulators on our operations;

•	Increases in competitive pressure in the banking and financial services industries;

•	Changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;

•	Changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic or industry conditions;

•	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;

•	Credit losses due to loan concentration;

•	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

•	Our ability to successfully execute our business strategy;

•	Our ability to attract and retain key personnel;

•	The success and costs of expansion into potential new markets;

•	Risks with respect to future mergers or acquisitions, including our ability to successfully expand and integrate the businesses and operations that we acquire and realize the anticipated benefits of the mergers or acquisitions;

•	Changes in the interest rate environment which could reduce anticipated or actual margins;

•	Changes in political, economic, legislative, or regulatory conditions, including new governmental initiatives affecting the financial services industry and potential disruptions resulting from U.S. federal government funding lapses, shutdowns, or related fiscal policy uncertainty;

•	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;

•	Changes occurring in business conditions and inflation;

•	Increased cybersecurity risk, including potential business disruptions or financial losses;

•	Changes in technology;

•	The adequacy of the level of our allowance for credit losses and the amount of loan loss provisions required in future periods;

•	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses or write-down assets;

•	Changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;

•	Any increase in FDIC assessments which will increase our cost of doing business;

•	Risks associated with complex and changing regulatory environments, including, among others, with respect to data privacy, artificial intelligence (“AI”), information security, climate change or other environmental, social and governance matters, and labor matters, relating to our operations;

•	The rate of delinquencies and amounts of loans charged-off;

•	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

•	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;

•	Adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	Changes in accounting standards, rules and interpretations and the related impact on our financial statements;

•	Risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;

•	Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed;

•	The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics; war, terrorism, or other geopolitical conflicts or instability, including the war in Ukraine, conflicts in the Middle East, instability or sanctions affecting Venezuela, and tensions between China and Taiwan; disruptions in our customers’ supply chains or transportation networks; essential utility outages; trade disputes and related tariffs; and disruptions caused by widespread cybersecurity incidents; and

•	Other risks and uncertainties detailed in this Annual Report on Form 10-K and, from time to time, in our other filings with the Securities and Exchange Commission (“SEC”).

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

PART I

Item 1. Business

General

Southern First Bancshares, Inc. (the “Company”) was incorporated in March 1999 under the laws of South Carolina and is a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”). Our primary business is to serve as the holding company for Southern First Bank (the “Bank”), a South Carolina state bank. The Bank is a commercial bank with eight retail offices located in the Greenville, Columbia, and Charleston markets of South Carolina, three retail offices in the Raleigh, Greensboro, and Charlotte markets of North Carolina and one retail office in Atlanta, Georgia. In addition, we opened our Dream Mortgage Center, a loan production office, located in Columbia, South Carolina during 2023 and expect to open a retail office in Cary, North Carolina in late 2026.

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

Our ClientFIRST model focuses on achieving cost efficiencies by diligently managing the growth of our number of employees and banking offices. We believe that the identification of talented bankers will drive our growth strategy, as opposed to a more general desire to enter a specific geography or market. This strategy translates into a smaller number of brick-and-mortar offices relative to our size and compared to peer banks, but larger overall deposit balances in our offices as compared to peers. As a result, our offices average approximately $263.7 million in total deposits. We believe this style of banking allows us to deliver exceptional client service, while achieving lower efficiency ratios relative to certain of our local competitors, as evidenced by our 64.0% efficiency ratio for the year ended December 31, 2025.

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

Attractive South Carolina, North Carolina, and Georgia Markets. We have eight banking offices located in Greenville, Columbia and Charleston, South Carolina, which are the three largest markets in South Carolina; three banking offices located in Charlotte, Raleigh and Greensboro, North Carolina, which are some of the largest markets in North Carolina; and one banking office located in Atlanta, Georgia, which is the largest market in Georgia. The following table illustrates our market share, by insured deposits as of the dates indicated, in these seven markets:

Market(1)	Total Offices	Our Market Deposits at June 30, 2025	Total Market Deposits(2)
		(Dollars in thousands)
Greenville	4	$1,776,590	$25,997,019
Charleston	3	705,445	23,087,727
Atlanta	1	469,667	245,973,642
Columbia	1	299,541	26,826,159
Raleigh	1	220,782	101,609,204
Greensboro	1	128,479	16,232,272
Charlotte	1	55,991	477,339,169

(1)	Represents the metropolitan statistical area (“MSA”) for each market.
(2)	The total market deposits data displayed are as of June 30, 2025 as reported by the FDIC.

Greenville. The city of Greenville is located in Greenville County, South Carolina approximately midway between Atlanta and Charlotte on the heavily traveled I-85 business corridor. The Greenville-Anderson-Greer MSA is the most populous market in South Carolina with an estimated population of 996,680 as reported for 2024. The median household income for the Greenville-Anderson-Greer MSA was $75,881 for 2024. A large and diverse metropolitan area, the Greenville-Anderson-Greer MSA is one of the southeast region’s premier areas for business, serving as headquarters for Michelin and Current Lighting (formerly Hubbell Lighting) as well as hosting significant operations for BMW and Lockheed Martin.

Charleston. The city of Charleston is located in Charleston County, South Carolina. The Charleston-North Charleston MSA is the third most populous market in the state with an estimated population of 869,940 for 2024. Charleston is home to the deepest port in the Southeast and boasts top companies in the aerospace, biomedical and technology fields such as Boeing, the Medical University of South Carolina (MUSC) and Blackbaud. The median household income for the Charleston-North Charleston MSA was approximately $90,307 for 2024. One of our retail offices in the Charleston market is located in the city of Mount Pleasant, which is located just north of Charleston in Charleston County and ranks as the fourth largest city in South Carolina.

Columbia. The city of Columbia is located in Richland County, South Carolina and its surrounding suburban areas expand into adjoining Lexington County. Columbia is the state capital, the largest city in the state and the home of the University of South Carolina and Fort Jackson, the Army’s largest Initial Entry Training Center. The Columbia MSA is the second most populous market in the state with an estimated population of 870,193 for 2024. The median household income for the Columbia MSA was $70,788 for 2024.

Raleigh. The city of Raleigh is the second largest city in the state of North Carolina and is located in Wake County, North Carolina. The Raleigh-Cary MSA is one of the most populous markets in the state with an estimated population of 1.56 million for 2024. Raleigh is the state capital and is home to North Carolina State University and is part of the Research Triangle area, together with Durham, North Carolina (home of Duke University) and Chapel Hill, North Carolina (home of the University of North Carolina at Chapel Hill). The median household income for the Raleigh-Cary MSA was approximately $102,144 for 2024.

Greensboro. The city of Greensboro is the third largest city in North Carolina and is located in Guilford County, North Carolina. The Greensboro-High Point MSA is one of the most populous markets in the state of North Carolina with an estimated population of 800,722 for 2024. Greensboro has traditionally been a fixture in the textiles, tobacco and furniture industries while also moving towards an increased presence of high-tech, aviation and transportation/logistics sectors. Greensboro, along with Winston-Salem and High Point, is commonly referred to as the Triad region of North Carolina and is home to companies such as Honda Aircraft, Lincoln Financial Group and Volvo Trucks of North America. The median household income for the Greensboro-High Point MSA was approximately $66,072 for 2024.

Charlotte. The city of Charlotte is the largest city in the state and is located in Mecklenburg County, North Carolina. The Charlotte-Concord-Gastonia MSA is the most populous market in the state of North Carolina with an estimated population of 2.88 million for 2024. Charlotte is the second largest banking city in the United States after New York and is home to the corporate headquarters of Bank of America, Truist Financial, and the east coast headquarters of Wells Fargo. Charlotte is also home to many Fortune 500 companies including Duke Energy, Honeywell and Lowe’s. The median household income for the Charlotte-Concord-Gastonia MSA was approximately $85,938 for 2024.

Atlanta. The Atlanta-Sandy Springs-Roswell MSA has the nineth largest population in the U.S. estimated at 6.41 million for 2024. Atlanta is the state capital of, and largest city in, Georgia and is the world headquarters of corporations such as

Coca-Cola, Home Depot, UPS, Delta Airlines and Turner Broadcasting. The median household income for the Atlanta-Sandy Springs-Roswell MSA is $92,344 for 2024.

We believe that the demographics and growth characteristics of these seven markets will provide us with significant opportunities to further develop existing client relationships and expand our client base.

Data related to the estimated population and median household income for each of the markets presented above is from the United States Census Bureau online database.

Experienced Management Team, Dedicated Board of Directors and Talented Employees. Our senior management team is led by R. Arthur Seaver, Jr., Calvin C. Hurst, Christian J. Zych, Julie A. Fairchild, Wesley C. Wilbanks, and Silvia T. King, whose biographies are included below.

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

Christian J. Zych has served as Chief Financial Officer of our Company and our Bank since May 2024. Prior to joining us, Mr. Zych held various roles at United Community Bank, most recently serving as Director of Corporate Development and Investor Relations for over a decade. He has 30 years of experience in the banking industry, including financial management and analysis, formulation and execution of corporate and financial strategy, and investor relations management. Mr. Zych holds a Master of Business Administration from Wake Forest University School of Business and a bachelor’s degree in finance from Bentley University.

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

Wesley C. Wilbanks has served as Chief Credit Officer of the Bank since April 2025. Mr. Wilbanks joined us in September 2021 as a Senior Credit Risk Officer before serving as Executive Director of Market Support. Mr. Wilbanks has over 25 years of banking experience, and prior to joining Southern First, served in various senior credit roles at SouthState Bank for 11 years. Mr. Wilbanks is a graduate of Palm Beach Atlantic University with a Bachelor’s degree in Finance and a graduate of the School of Banking at LSU.

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

In addition to Messrs. Seaver, Hurst, Zych, Wilbanks, Mses. Fairchild and King, our executive management team consists of 13 individuals who bring an average of 30 years of experience in the banking industry.

The management team is complemented by our dedicated board of directors with extensive local market knowledge and a wide range of experience including accounting, business, banking, manufacturing, insurance, management and finance. We believe that our management’s and board’s incentives are closely aligned with our shareholders through the ownership of a substantial amount of our stock. As of December 31, 2025, our executive officers and board of directors owned an aggregate of 567,422 shares of our common stock, including options to purchase shares of our common stock, which represented approximately 7.014% of the fully-diluted amount of our common stock outstanding. We believe that our officers’ and directors’ experience and local market knowledge are valuable assets and will enable them to guide us successfully in the future.

In addition, we believe that we have assembled a group of highly talented employees by being an employer of choice in the markets we serve. We employed a total of 315 FTE employees as of December 31, 2025. Our employees are skilled in the areas of banking, information technology, management, sales, advertising and marketing, among others. We strive to provide an “umbrella for great talent,” characterized by a culture of transparency and collaboration which permeates all levels of the organization. To drive our culture of transparency and collaboration, our employees engage in a series of weekly meetings to understand the goals and plan for each week. These meetings are intended to remind our employees of our vision, strategy and ClientFIRST service, and provide our employees with information regarding monthly and quarterly goals and client or prospect needs. In addition, each week is started with a meeting of all Executive Vice Presidents so that all team members are informed on the latest developments of our Company. Our employees and their ClientFIRST approach to service have been instrumental to our success.

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

Provide a Distinctive Client Experience. Our markets have been subject to consolidation of local community banks primarily by larger, out-of-state financial institutions. We believe there is a large client base in our markets that prefers doing business with a local institution and may be dissatisfied with the service offered by national and larger regional banks. We believe that the exceptional level of professional service provided to our clients as a result of our ClientFIRST model provides us with a distinct competitive advantage over our local competitors. We also believe that technology innovation will continue to play a critical role in retaining clients and winning new business. We believe that our current mobile banking, on-line banking and cash management offerings are industry-leading solutions amongst community banks. During 2025, 40% of deposits were acquired through our office network, 43% came through the commercial remote deposit capture channel and the remaining 15% came through consumer mobile deposits. We believe that the volume in remote deposit capture and mobile deposit channels will continue to increase over time as more clients become acquainted with the convenience these services provide. By delivering superior professional service through our ClientFIRST model, coupled with our deep understanding of our markets and our commitment to providing the latest technology solutions to meet our clients’ banking needs, we believe that we can attract new clients and expand our total loans and deposits.

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

Attract Talented Banking Professionals With A “ClientFIRST” Focus. We believe that our ability to attract and retain banking professionals with strong community relationships and significant knowledge of our markets will continue to drive our success and grow our business in an efficient manner. By focusing on experienced, established bankers who deliver exceptional client service through our ClientFIRST model, we believe we can enhance our market position and add profitable growth opportunities. We believe that the strength of our exceptional client service and relationship banking approach will continue to help us attract these established bankers. We have carefully invested in our internal infrastructure, including support and back-office personnel, and we believe that we can continue to add experienced frontline bankers to our existing markets, which will drive our efficient growth.

We will continue to expand our franchise, but only in a controlled manner. We may choose to open new locations, but only after rigorous due diligence and substantial quantitative analysis regarding the financial and capital impacts of such investments. We may also seek to enter new metropolitan markets contiguous to, or nearby, our current footprint, such as our recent expansion in Charlotte, North Carolina, but only after careful study and the identification and vetting of a local, senior level banking team with significant experience and reputational strength in that market and receipt of any applicable regulatory approvals. We have not yet supplemented our historic strategy of organic deposit and loan growth with traditional mergers or acquisitions. We evaluate potential acquisition opportunities that we believe would be complementary to our business as part of our growth strategy. However, we have not yet identified any specific acquisition opportunity that meets our strict requirements and do not have any immediate plans, arrangements or understandings relating to any acquisition. Furthermore, we do not believe an acquisition is necessary to successfully drive our growth and execute our ClientFIRST model.

Lending Activities

General. We offer a full complement of loan services to businesses and individuals. This includes commercial, real estate, and consumer loans. Our underwriting standards vary for each type of loan, as described below. Because loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. At December 31, 2025, we had net loans of $3.80 billion, representing 86.4% of our total assets.

We focus our lending to businesses and individuals that reside in the markets that we serve. By focusing on this client base and by serving each client with a consistent relationship team of bankers, we have generated a loan portfolio with larger average loan amounts than we believe is typical for a community bank. As of December 31, 2025, our average loan size was approximately $382,000. At the same time, we have strived to maintain a diversified loan portfolio and limit the amount of our loans to any single client. As of December 31, 2025, our ten largest client loan relationships represented approximately $288 million, or 7.48%, of our loan portfolio.

In October 2023, we opened our Dream Mortgage Center in Columbia, South Carolina. The Dream Mortgage Center is a loan production center designed to create space for opportunities for homebuyer education, community events, and mortgage lending experts equipped with a variety of loan products.

Loan Approval. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and client lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be considered for approval by a team of officers led by a senior lender, or by the voting members of the Credit Approval Support Team (“CAST”) committee, based on the loan amount. The CAST committee, which is comprised of a group of our senior commercial lenders, senior credit administrators, chief credit officer, president, and chief executive officer, has pre-determined lending limits, and any loans in excess of this lending limit will be submitted for approval by our full board. We do not make any loans to any director or executive officer of the Bank unless the loan is approved by the board of directors of the Bank and all loans to directors, officers and employees are on terms not more favorable to such person than would be available to a person not affiliated with the Bank, consistent with federal banking regulations.

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

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal and state laws and regulations. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. Based upon the capitalization of the Bank at December 31, 2025, the maximum amount we could lend to one borrower was $65.6 million. However, to mitigate concentration risk, our internal lending limit at December 31, 2025 was $45.9 million and may vary based on our assessment of the lending relationship. The board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve our clients. The Bank’s legal lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

Loan Portfolio Segments. Our loan portfolio is comprised of commercial and consumer loans made to small businesses and individuals for various business and personal purposes. While our loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers, the principal component of our loan portfolio is loans secured by real estate mortgages on either commercial or residential property. These loans will generally fall into one of the following six categories: commercial owner-occupied real estate, commercial non-owner occupied real estate, commercial construction, consumer real estate, consumer construction, and home equity loans. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. At December 31, 2025, loans secured by first or second mortgages on commercial and consumer real estate made up approximately 82.8% of our loan portfolio. In addition to loans secured by real estate, our loan portfolio includes commercial business loans and other consumer loans which comprised 16.0% and 1.1%, respectively, of our total loan portfolio at December 31, 2025.

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

The following describes the types of loans in our loan portfolio.

•	Commercial Real Estate Loans (Commercial Owner Occupied and Commercial Non-owner Occupied Real Estate Loans). At December 31, 2025, commercial owner occupied and non-owner occupied real estate loans (other than construction loans) amounted to $1.69 billion, or 44.1% of our loan portfolio. Of our commercial real estate loan portfolio, $956.8 million in loans were non-owner occupied properties, representing 40.3% of our commercial loan portfolio and 24.9% of our total loan portfolio. The remainder of our commercial real estate loan portfolio, $737.0 million of loans or 31.0% of the commercial loan portfolio, were owner occupied. Owner occupied loans represented 19.2% of our total loan portfolio. At December 31, 2025, the original balances of our individual commercial real estate loans ranged in size from approximately $15,000 to $25.0 million, with an average loan size of approximately $916,000. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We also generally require that a borrower’s cash flow exceeds 115% of monthly debt service obligations. As of December 31, 2025, $221.4 million, or 5.8% of our total loan portfolio, was collateralized by office properties, $186.7 million, or 4.9%, was collateralized by retail properties, $144.2 million, or 3.8%, was collateralized by hotels, and $101.7 million, or 2.6% was collateralized by multifamily properties. In order to seek to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

•	Construction Real Estate Loans. We offer adjustable and fixed rate construction real estate loans for commercial and consumer projects, typically to builders and developers and to consumers who wish to build their own homes. At December 31, 2025, total commercial and consumer construction loans amounted to $88.7 million, or 2.3% of our loan portfolio. Commercial construction loans represented $63.7 million, or 1.7%, of our total loan portfolio, while consumer construction loans represented $25.0 million, or 0.6% of our total loan portfolio. At December 31, 2025, the original balances of our commercial construction real estate loans ranged in size from approximately $100,000 to $11.2 million, with an average loan balance of approximately $1.4 million. At December 31, 2025, the original balances of our consumer or residential construction loans ranged in size from approximately $195,000 to $3.1 million, with an average loan size of approximately $580,000. The duration of our construction loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Commercial construction loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and sometimes on the sale of the property. Specific risks include:

•	cost overruns;
•	mismanaged construction;
•	inferior or improper construction techniques;
•	economic changes or downturns during construction;
•	a downturn in the real estate market;
•	rising interest rates which may prevent sale of the property; and
•	failure to sell completed projects in a timely manner.

We attempt to reduce the risk associated with construction loans by obtaining personal guarantees where possible and by keeping the loan-to-value ratio of the completed project at or below 80%.

•	Commercial Business Loans. We make loans for commercial purposes in various lines of businesses, including the manufacturing, service industry, and professional service areas. At December 31, 2025, commercial business loans amounted to $620.0 million, or 16.0% of our loan portfolio, and the original balances of the loans ranged in size from approximately $1,000 to $14.0 million, with an average loan size of approximately $285,000. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and SBA’s 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce their risk. Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan. As of December 31, 2025, we had originated 12 loans utilizing government enhancements and over 26 loans engaged in state-based small business partnerships.

•	Consumer Real Estate Loans and Home Equity Loans. At December 31, 2025 consumer real estate loans (other than construction loans) amounted to $1.40 billion, or 36.5% of our loan portfolio. Included in the consumer real estate loans was $1.15 billion, or 30.0% of our loan portfolio, in first and second mortgages on individuals’ homes, while home equity loans represented $248.7 million, or 6.5% of our total loan portfolio. At December 31, 2025, the original balances of our individual residential real estate loans ranged in size from $1,500 to $5.9 million, with an average loan size of approximately $472,000. Generally, we limit the loan-to-value ratio on our consumer real estate loans to 85%. We offer fixed and adjustable rate consumer real estate loans with terms of up to 30 years. We also offer home equity lines of credit. At December 31, 2025, the original balances of our individual home equity lines of credit ranged in size from $8,200 to $3.6 million, with an average of approximately $108,000. Our underwriting criteria and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of ten years or less. We generally limit the extension of credit to 90% of the market value of each property, although we may extend up to 100% of the market value.

•	Other Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. These consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. At December 31, 2025, consumer loans other than real estate amounted to $41.0 million, or 1.1% of our loan portfolio, and the original balances of the loans ranged in size from $100 to $15.7 million, with an average loan size of approximately $34,000. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Deposit Services

Our principal source of funds is core deposits. We offer a full range of deposit services, including checking accounts, commercial checking accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. At December 31, 2025, we had $552.9 million in out-of-market, or wholesale, certificates of deposits. In an effort to obtain lower cost deposits, we have focused on expanding our retail deposit program. We currently have 12 retail offices which assist us in obtaining low cost transaction accounts that are less affected by rising rates. Deposit rates are reviewed regularly by our senior management. We believe that the rates we offer are competitive with those offered by other financial institutions in our area. We focus on client service and our ClientFIRST culture to attract and retain deposits.

Other Banking Services

In addition to deposit and loan services, we offer other bank services such as internet banking, cash management, safe deposit boxes, direct deposit, automatic drafts, bill payment and mobile banking services. We earn fees for most of these services, including debit and credit card transactions, sales of checks, and wire transfers. We also receive ATM transaction fees from transactions performed by our non-clients. We are associated with the NYCE, Pulse, STAR, and Cirrus networks, which are available to our clients throughout the country. Since we outsource our ATM services, we are charged related transaction fees from our ATM service provider. We have contracted with Fidelity National Information Systems, an outside computer service company, to provide our core data processing services and our ATM processing. By outsourcing these services, we believe we are able to reduce our overhead by matching the expense in each period to the transaction volume that occurs during the period, as a significant portion of the fee charged is directly related to the number of loan and deposit accounts and the related number of transactions we have during the period. We believe that by being associated with a shared network of ATMs, we are better able to serve our clients and to attract clients who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association is critical to our success. We also offer purchasing cards to our business clients which are designed for business expenses and procurement purposes.

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

As of June 30, 2025, the most recent date for which market data is available, there were 40 financial institutions in our primary market of Greenville County, 27 financial institutions in the Columbia market, 38 financial institutions in the Charleston and Raleigh markets, 25 financial institutions in the Greensboro market, 49 financial institutions in the Charlotte market, and 80 financial institutions in the Atlanta market. We compete with other financial institutions in our market areas both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as, Bank of America, Wells Fargo, and Truist. These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. We believe the financial services industry will likely continue to become more competitive as further technological advances enable more financial institutions to provide expanded financial services without having a physical presence in our markets. Because larger competitors have advantages in attracting business from larger corporations, we do not generally compete for that business. Instead, we concentrate our efforts on attracting the business of individuals and small and medium-size businesses. With regard to such accounts, we generally compete on the basis of client service and responsiveness to client needs, the convenience of our offices and hours, and the availability and pricing of our products and services.

We believe our commitment to quality and personalized banking services through our ClientFIRST culture is a factor that contributes to our competitiveness and success.

Employees

At December 31, 2025, we employed a total of 315 full-time equivalent employees. We provide our full-time employees and certain part-time employees with a comprehensive program of benefits, including medical benefits, life insurance, long-term disability coverage and a 401(k) plan. Our employees are not represented by a collective bargaining agreement. Management considers its employee relations to be excellent.

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

The Economic Growth, Regulatory Relief, and Consumer Protection Act

On May 24, 2018, President Trump signed into law the first major financial services reform bill since the enactment of the Dodd-Frank Act. The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Reform Law”) modified or eliminated certain requirements on community and regional banks and nonbank financial institutions. For instance, under the Reform Act and related rule making:

•	banks that have less than $10 billion in total consolidated assets and total trading assets and trading liabilities of less than five percent of total consolidated assets are excluded from Section 619 of the Dodd-Frank Act, known as the “Volcker Rule”, which prohibits “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds”;
•	the asset threshold for bank holding companies to qualify for treatment under the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” was raised from $1 billion to $3 billion, which exempts these institutions from certain regulatory requirements including the Basel III capital rules;
•	a “community bank leverage ratio” was adopted, which is applicable to certain banks and bank holding companies with total assets of less than $10 billion (as described below under “Basel Capital Standards”); and
•	banks with up to $3 billion in total consolidated assets may be examined by their federal banking regulator every 18 months (as opposed to every 12 months).

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

Proposed new rules for U.S. implementation of capital requirements under Basel IV rules, more recently referred to as the “Basel III Endgame”, were issued by the U.S. federal banking agencies on July 27, 2023. These proposed rules include broad-based changes to the risk-weighting framework for various credit exposures and operational risk capital requirements. However, the proposed rules generally apply only to large banking organizations with total assets of $100 billion or more, and are expected to not be applicable to us. Recent regulatory developments have introduced uncertainty regarding the implementation of the Basel III Endgame rules. Changes in leadership and evolving policy priorities within regulatory agencies have led to speculation about potential delays or modifications to the final rulemaking process. As of the date of this filing, the Basel III Endgame rules have not been finalized, and their scope, and ultimate implementation remain uncertain.

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

In November 2019, the federal banking regulators published final rules under the Reform Law (discussed above) implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. In November 2025, federal banking regulators proposed changes to increase flexibility under the community bank leverage ratio framework, including lowering the leverage ratio threshold from 9% to 8% and extending the grace period for falling below the threshold from two quarters to four quarters, subject to certain conditions. Public comments on the proposal were open through January 30, 2026. We do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

As of December 31, 2025, the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2025, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III rule requirements to be well-capitalized.

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

On September 17, 2024, the FDIC approved a final Statement of Policy on Bank Merger Transactions, updating its approach to evaluating bank mergers under the Bank Merger Act. The new policy emphasizes a principles-based evaluation, focusing on factors such as the effect of the transaction on competition, financial stability, and the convenience and needs of the community to be served. The OCC concurrently approved a final rule updating its regulations for business combinations involving national banks and federal savings associations, including a policy statement summarizing the principles used during its review of Bank Merger Act applications. The Federal Reserve did not join with the FDIC and the OCC in issuing comparable guidance. Additionally, the DOJ announced its withdrawal from the 1995 Bank Merger Competitive Review Guidelines, indicating that it would apply its general merger enforcement framework, including its 2023 Merger Guidelines, in reviewing banking industry transactions. In May 2025, the OCC rescinded its 2024 final rule and related policy statement through an interim final rule that restored expedited review procedures and streamlined application processes.

In early 2025, the FDIC announced that it would rescind its 2024 Statement of Policy on Bank Merger Transactions, citing concerns that the revised framework created uncertainty in the merger review process. By May 2025, the FDIC approved rescission of the 2024 Statement of policy and reinstatement of its prior Statement of Policy, originally adopted in 1998 and last revised in 2008, which became effective on August 4, 2025, Accordingly, the FDIC is currently applying its reinstated pre-2024 Statement of Policy. These developments highlight the evolving nature of regulatory policy in this area and the potential for further changes to merger review standards.

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

Most recently, the FDIC rescinded its proposed rule issued in August 2024 that would have amended its filing requirements under the CBCA. That proposal sought to remove an exemption allowing acquisitions of voting securities in a depository institution holding company to rely on Federal Reserve review without a separate FDIC filing. In January

2025, the FDIC withdrew the proposal, citing concerns about duplicative requirements and the need for further consideration.

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

We are also able to raise capital for contribution to the Bank by issuing securities without having to receive prior regulatory approval, subject to compliance with federal and state securities laws.

Dividends. Since the Company is a bank holding company, its ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Further, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. Likewise, under the proposed Basel III Endgame rules, banks subject to the new framework could face increased capital requirements that may impact dividend policies and capital distribution strategies. If finalized and implemented, these rules could introduce new capital constraints for institutions seeking to maintain or increase dividend payments. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

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

Prompt Corrective Action. As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the FDIA and the prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

•	Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well-capitalized institution (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 6.5% or greater, (iv) has a leverage capital ratio of 5% or greater, and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•	Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution (i) has a total risk-based capital ratio of 8% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and (iv) has a leverage capital ratio of 4% or greater.

•	Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution (i) has a total risk-based capital ratio of less than 8%, (ii) has a Tier 1 risk-based capital ratio of less than 6%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 4.5%, or (iv) has a leverage capital ratio of less than 4%.

•	Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution (i) has a total risk-based capital ratio of less than 6%, (ii) has a Tier 1 risk-based capital ratio of less than 4%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 3%, or (iv) has a leverage capital ratio of less than 3%.

•	Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

Significantly undercapitalized categorized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become categorized as adequately capitalized, requirements to reduce total assets, restrictions on deposit interest rates, orders for election of new directors or forced dismissal of executive officers, divestment of certain subsidiaries, and cessation of receipt of deposits from correspondent banks. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

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

As of December 31, 2025, the Bank was deemed to be “well capitalized.”

Standards for Safety and Soundness. The FDIA also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the FDIC determines that the Bank fails to meet any standards prescribed by the guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans. The FDIC previously requested comments on a proposal that would amend the regulations implementing section 29 of the Federal Deposit Insurance Act which contains brokered deposits restrictions that apply to less than well capitalized depository institutions. The proposed changes, however, were withdrawn in March 2025, due to the FDIC’s concern that the changes would disrupt the existing deposit landscape.

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

As an FDIC-insured bank, the Bank must pay deposit insurance assessments to the FDIC based on its average total assets minus its average tangible equity. The Bank’s assessment rates are currently based on its risk classification (i.e., the level of risk it poses to the FDIC’s deposit insurance fund). Institutions classified as higher risk pay assessments at higher rates than institutions that pose a lower risk. The initial base assessment rates currently range from approximately five basis points to approximately 32 basis points. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.

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

The federal banking agencies have extended the temporary relief from enforcement actions related to Regulation O multiple times, most recently on December 19, 2025. The relief, which applies to banks and asset managers that become principal stockholders of banks, will now expire on the earlier of January 1, 2027, or the effective date of a final Federal Reserve rule revising Regulation O. This extension allows additional time for regulators to address the treatment of bank credit extensions to complex-controlled portfolio companies that qualify as insiders. Financial institutions and asset managers should continue monitoring updates, as a final rule could impact the relief before its expiration.

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

In December 2019, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. However, the Federal Reserve did not join the proposed rulemaking. That proposed rulemaking was later superseded and is no longer in effect.

In May 2020, the OCC issued its final CRA rule, which was later rescinded in December 2021, replacing it with a rule based on the rules adopted jointly by the federal banking agencies in 1995, as amended and superseded by an updated joint framework. On the same day that the OCC announced its plans to rescind the CRA final rule, the OCC, the FDIC, and the Federal Reserve announced that they are working together to “strengthen and modernize the rules implementing the CRA.” On May 5, 2022, the OCC, FDIC, and Federal Reserve released a notice of proposed rulemaking regarding the CRA and invited public comment on the proposed rules. The comment period closed on August 5, 2022. On October 24, 2023, the OCC, the FDIC, and the Federal Reserve issued the final rule to strengthen and modernize regulations implementing the CRA. The final rule was scheduled to take effect on April 1, 2024; however, its effectiveness was enjoined by a federal court and compliance with the majority of the final rule’s provisions has been deferred. As originally adopted, compliance with the most substantive provisions would not have been required until January 1, 2026, and the data reporting requirements would not have taken effect until January 1, 2027. The final rules, among other things, include: (i) applying four new performance tests to evaluate the CRA performance of large banks (assets of $2 billion or more): the Retail Lending Test, Retail Services and Products Test, Community Development Financing Test, and Community Development Services Test; (ii) retaining a strategic plan option, with modifications to reflect the new performance tests and updates to the approval standards; (iii) clarifying community development activities by updating the definition of community development, providing a process by which banks may request confirmation that an activity is eligible for community development consideration, and providing for a publicly available interagency illustrative list of qualifying community development activities; (iv) updating delineation requirements for facility-based assessment areas and establishing new retail lending assessment areas for certain large banks; (v) updating data collection, maintenance, and reporting requirements for large banks, tailoring those requirements based on large bank asset size and leveraging existing data where possible, while not imposing new data collection and reporting requirements for small and intermediate banks; and (vi) continuing public file and public notice disclosure requirements and creating a new public comment process to facilitate public engagement. Several banking industry groups filed a lawsuit seeking to invalidate the CRA final rule, in which they argued that the federal banking agencies exceeded their statutory authority in adopting the CRA final rule. In March 2024, a federal judge granted an injunction preventing the CRA final rule from taking effect. The OCC, the FDIC, and the Federal Reserve appealed the injunction. However, in March 2025, the federal banking agencies filed an unopposed motion to stay the appeal pending completion of a new rulemaking that would propose rescinding the enjoined 2023 CRA Final Rule and reinstating the CRA framework that existed prior to the final rule. In April 2025, the Fifth Circuit granted the agencies’ motion. Management has and will continue to evaluate any changes to the CRA’s regulations and their impact to the Bank.

Fair Lending Requirements. We are subject to certain fair lending requirements and reporting obligations involving lending operations. A number of laws and regulations provide these fair lending requirements and reporting obligations, including, at the federal level, the Equal Credit Opportunity Act (“ECOA”), as amended by the Dodd-Frank Act, and Regulation B, as well as the Fair Housing Act (“FHA”) and regulations implementing the FHA. ECOA and Regulation B prohibit discrimination in any aspect of a credit transaction based on a number of prohibited factors, including race or color, religion, national origin, sex, marital status, age, the applicant’s receipt of income derived from public assistance programs, and the applicant’s exercise, in good faith, of any right under the Consumer Credit Protection Act. ECOA and Regulation B include lending acts and practices that are specifically prohibited, permitted, or required, and these laws and regulations proscribe data collection requirements, legal action statute of limitations, and disclosure of the consumer’s ability to receive a copy of any appraisal(s) and valuation(s) prepared in connection with certain loans secured by dwellings. In January 2023, the OCC revised its “Fair Lending” booklet of the Comptroller’s Handbook to incorporate clarified details and risk factors for a variety of examination scenarios addressing fair lending and to update references to supervisory guidance, sound risk management practices, and applicable legal standards. While this OCC guidance does not apply to the Bank explicitly, it represents best practices guidance for the Bank. FHA prohibits discrimination in all aspects of residential real-estate related transactions based on prohibited factors, including race or color, national origin, religion, sex, familial status, and handicap. In April 2025, President Trump issued Executive Order (EO) 14281, which directed agencies to eliminate the use of disparate impact liability in all contexts. Following the Executive Order, the OCC announced the removal of references to “disparate impact” in its Fair Lending booklet. The FDIC likewise updated the Fair Lending Laws and Regulation section of its Consumer Compliance Examination Manual to remove all references to disparate impact and how to evaluate disparate impact risk.

Federal fair lending laws and regulations, as interpreted by courts and regulatory agencies, continue to recognize both disparate treatment and disparate impact theories of liability. Regulatory agencies periodically review and update supervisory guidance related to fair lending risk management and examination practices.

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

Consumer Protection Regulations. The activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. This includes Title X of the Dodd-Frank Act, which prohibits engaging in any unfair, deceptive, or abusive acts or practices (“UDAAP”). UDAAP claims involve detecting and assessing risks to consumers and to markets for consumer financial products and services. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The loan operations of the Bank are also subject to federal laws applicable to credit transactions, such as:

•	the Truth-In-Lending Act (“TILA”) and Regulation Z, governing disclosures of credit and servicing terms to consumer borrowers and including substantial requirements for mortgage lending and servicing, as mandated by the Dodd-Frank Act;
•	the Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities they serve;
•	ECOA and Regulation B, prohibiting discrimination on the basis of race, color, religion, or other prohibited factors in any aspect of a credit transaction;
•	the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act and Regulation V, as well as the rules and regulations of the FDIC governing the use of consumer reports, provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;
•	the Fair Debt Collection Practices Act and Regulation F, governing the manner in which consumer debts may be collected by collection agencies and intending to eliminate abusive, deceptive, and unfair debt collection practices;
•	the Real Estate Settlement Procedures Act (“RESPA”) and Regulation X, which governs various aspects of residential mortgage loans, including the settlement and servicing process, dictates certain disclosures to be provided to consumers, and imposes other requirements related to compensation of service providers, insurance escrow accounts, and loss mitigation procedures;
•	The Secure and Fair Enforcement for Mortgage Licensing Act (“SAFE Act”) which mandates a nationwide licensing and registration system for residential mortgage loan originators. The SAFE Act also prohibits individuals from engaging in the business of a residential mortgage loan originator without first obtaining and maintaining annual registration as either a federal or state licensed mortgage loan originator;
•	The Homeowners Protection Act, or the PMI Cancellation Act, provides requirements relating to private mortgage insurance on residential mortgages, including the cancelation and termination of PMI, disclosure and notification requirements, and the requirement to return unearned premiums;

•	The Fair Housing Act prohibits discrimination in all aspects of residential real-estate related transactions based on race or color, national origin, religion, sex, and other prohibited factors;
•	The Servicemembers Civil Relief Act and Military Lending Act, providing certain protections for servicemembers, members of the military, and their respective spouses, dependents and others; and
•	Section 106(c)(5) of the Housing and Urban Development Act requires making home ownership available to eligible homeowners.

The deposit operations of the Bank are also subject to federal laws, such as:

•	the Federal Deposit Insurance Act (“FDIA”), which, among other things, limits the amount of deposit insurance available per insured depositor category to $250,000 and imposes other limits on deposit-taking;
•	the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•	the Electronic Funds Transfer Act and Regulation E, which governs the rights, liabilities, and responsibilities of consumers and financial institutions using electronic fund transfer services, and which generally mandates disclosure requirements, establishes limitations on liability applicable to consumers for unauthorized electronic fund transfers, dictates certain error resolution processes, and applies other requirements relating to automatic deposits to and withdrawals from deposit accounts;
•	The Expedited Funds Availability Act and Regulation CC, setting forth requirements to make funds deposited into transaction accounts available according to specified time schedules, disclose funds availability policies to customers, and relating to the collection and return of checks and electronic checks, including the rules regarding the creation or receipt of substitute checks; and
•	the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.

In light of the growing concern by regulators about relationships between chartered financial institutions and their third-party service providers, the FDIC joined the other federal supervisory agencies in issuing the Interagency Guidance on Third-Party Relationships: Risk Management. This guidance provided risk management oversight guidelines for financial institutions to incorporate in their ongoing relationships with third party vendors.

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

The CFPB has issued a number of significant rules that impact nearly every aspect of the lifecycle of consumer financial products and services, including rules regarding residential mortgage loans. These rules implement Dodd-Frank Act amendments to ECOA, TILA and RESPA. On July 18, 2024 regulators, including the CFPB, issued interagency guidance on reconsideration of value (ROVs) of residential real estate transactions. The CFPB continued its scrutiny of so called “pay-to-pay” and “junk fee” regimes, proposing rules related to credit card penalties. In March 2024, the CFPB finalized a rule that addresses late fees charged by card issuers that together with their affiliates have one million or more open credit card accounts. However, on April 15, 2025, this final rule, the “Credit Card Penalty Fees Final Rule” was vacated pursuant to a court order in Chamber Of Commerce of the United States of America, et al. v Consumer Financial Protection Bureau, et al., No. 4:24-cv-00213-P (N.D. Tex.).

The Office of Foreign Assets Control. The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Treasury, is responsible for helping to ensure that U.S. entities do not engage in transactions with “enemies” of the U.S., as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Anti-Money Laundering and Countering the Financing of Terrorism (AML/CFT); the USA PATRIOT Act; the Office of Foreign Assets Control. Financial institutions must maintain AML/CFT programs, including internal policies, compliance officers, training, and independent audits, in accordance with the Bank Secrecy Act (“BSA”) and other federal laws. They must adhere to “knowing your customer” and enhanced due diligence requirements, particularly for high-risk customers and foreign institutions, to prevent money laundering and terrorism financing. Institutions must also report suspicious activities to law enforcement and ensure compliance with risk-based customer due diligence procedures. The USA PATRIOT Act amended the BSA to enhance financial transparency and information-sharing between institutions, regulators, and law enforcement. It mandates customer identification programs, increased due diligence for non-U.S. persons, and stricter reporting of transactions over $10,000 to FinCEN. Financial institutions must also monitor and report transactions involving individuals or entities suspected of terrorist financing. Regulators actively enforce compliance, imposing penalties on institutions failing to meet AML/CFT obligations.

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

In August 2023, the FFIEC updated its BSA/AML Examination Manual to clarify risk-based compliance expectations. The FFIEC and the FDIC emphasize oversight of third-party AML/CFT service providers, with examination enforcement actions against institutions that fail to monitor vendors effectively.

The Anti-Money Laundering Act of 2020 led to FinCEN’s Corporate Transparency Act (“CTA”), requiring many corporate entities to disclose beneficial ownership information. Court rulings deeming the CTA unconstitutional, creating uncertainty regarding its future enforcement. However, on February 18, 2025, a federal judge lifted this previous nationwide injunction that had blocked the enforcement of the CTA. Subsequently, on March 21, 2025, FinCEN removed Beneficial Ownership reporting requirements for domestic reporting companies. FinCEN has also indicated continuing plans to assess options for further modification when considering the public interest and the burdens imposed by regulation.

Following Russia’s invasion of Ukraine, OFAC imposed extensive sanctions under Executive Order 14024, including restrictions on Russian financial institutions, expanded sovereign debt prohibitions, and increased scrutiny of sanctions evasion. FinCEN issued an alert in March 2022, advising heightened vigilance. Sanctions enforcement continued through 2023 and 2024. Globally, the Financial Action Task Force (“FATF”) updates its high-risk jurisdiction lists, affecting due diligence requirements for international transactions. In October 2025, FATF removed Burkina Faso, Mozambique, Nigeria and South Africa from its lists of Jurisdictions under Increased Monitoring. BSA/AML oversight by financial institutions continues to be a significant source of enforcement activity by all prudential regulators and FinCEN and therefore requires ongoing focus by the Bank.

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

Consumers must be notified in the event of a data breach under applicable state laws. Multiple states and Congress are considering laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, on November 18, 2021, the federal financial regulatory agencies published a final rule that required banking organizations and their service providers to implement new notification requirements for significant cybersecurity incidents. Specifically, the final rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meaning attributed to those terms by the final rule. Banks’ service providers are required under the final rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours. The final rule took effect on April 1, 2022 and banks and their service providers must have complied with the requirements of the rule by May 1, 2022. Effective December 9, 2022, the Federal Trade Commission’s amendments to GLBA’s Safeguards Rule became effective for institutions subject to the FTC’s jurisdiction; banking organizations subject to federal banking agency oversight are subject to substantially similar information security requirements enforced by their prudential regulators. In 2024 and 2025, federal banking agencies issued guidance emphasizing ransomware preparedness and third-party risk management. Banks are expected to maintain robust incident response plans, conduct resilience exercises, and strengthen cybersecurity controls. Additionally, regulators reinforced that institutions remain fully accountable for risks posed by third-party service providers, requiring comprehensive due diligence, ongoing monitoring and governance oversight.

States continue to take the lead in passing privacy focused legislation. A majority of states have now enacted some form of consumer privacy protection laws, many of which include exemptions or partial exemptions for entities regulated under GLBA. Congress has proposed significant privacy focused legislation largely targeting technology companies, however, to date, none of these laws have been enacted.

The CFPB also took additional action related to consumer privacy. In October 2024, the CFPB issued a final rule implementing Section 1033 of the Consumer Financial Protection Act, requiring banks to provide consumers with access to their financial transaction data upon request. In early 2025, a federal district court enjoined enforcement of the rule nationwide. In July 2025, the CFPB announced its intent to initiate a new rulemaking process to reconsider the final rule. The issues the CFPB has indicated it intends to focus on include: (a) the proper understanding of who can serve as a “representative” making a request on behalf of the consumer; (b) the appropriate approach to the assessment of fees to defray the costs incurred by a “covered person” in responding to a customer-driven request; (c) data security risks and cost-benefit considerations associated with Section 1033 compliance; and (d) data privacy risks associated with Section 1033 compliance. Comments on the CFPB’s proposed approach were requested by October 21, 2025.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 12 regional FHLBs that administer home financing credit for depository institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Financing Board. All advances from the FHLB, which are subject to the oversight of the Federal Housing Finance

Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. On September 30, 2024, the Federal Housing Finance Agency issued a notice of proposed rulemaking on that would improve FHLBs ability to provide liquidity to members by aligning the treatment of interest-bearing deposit accounts and other authorized overnight investments with the treatment of Federal Funds sales. On January 14, 2025, the Federal Housing Finance Agency finalized the rule originally proposed in September 2024. These changes became effective in April 2025.

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in U.S. government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. In response to the COVID-19 pandemic, in 2020, the Federal Open Market Committee (“FOMC”) reduced the targeted federal funds interest rate range to 0.0% to 0.25%; however, due in part to rising inflation, throughout 2022 the target federal funds rate increased to a maximum of between 4.25% and 4.50%. Throughout 2023, the target federal funds rate increased as far as 5.50%. In early 2024, with signs of moderating inflation and a slowing growth outlook, the FOMC initiated a gradual easing of monetary policy, reducing the target range to approximately 4.25% to 4.50% by the end of 2024. In January 2025, amid mixed economic signals, the FOMC maintained this target range while emphasizing its readiness to adjust policy further as economic conditions evolve. By the end of 2025, the rate had dropped to between 3.50% and 3.75%.

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

The scope and content of federal bank regulatory agencies’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. In 2016, federal agencies proposed regulations which could significantly change the regulation of incentive compensation programs at financial institutions. The proposal would create four tiers of institutions based on asset size. Institutions in the top two tiers would be subject to rules much more detailed and proscriptive than are currently in effect. If interpreted aggressively by the regulators, the proposed rules could be used to prevent, as a practical matter, larger institutions from engaging in certain lines of business where substantial commission and bonus pool arrangements are the norm. In the 2016 proposal, the top two tiers included institutions with more than $50 billion of assets, which would not currently apply to us. In May 2024, the federal banking agencies reissued a Notice of Proposed Rulemaking under Section 956 of the Dodd-Frank Act to strengthen oversight of incentive compensation arrangements. The proposal would apply to institutions with $1 billion or more in total consolidated assets and includes requirements for risk-adjusted awards, mandatory deferrals, forfeiture and clawback provisions, and enhanced governance standards. As of the date of this filing, these proposed rules have not been finalized. This marks the latest effort to finalize rules originally proposed in 2011 and 2016, signaling continued regulatory focus on aligning compensation practices with safety and soundness objectives. We cannot predict what final rules may be adopted, nor how they may be implemented and, therefore, it cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate our key employees.

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

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to commercial real estate lending, having observed substantial growth in many commercial real estate asset and lending markets, increased competitive pressures, rising commercial real estate concentrations in banks, and an easing of commercial real estate underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor and manage the risks arising from commercial real estate lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their commercial real estate concentration risk. Since 2023, the OCC, FDIC, and Federal Reserve have issued multiple reminders and risk bulletins emphasizing prudent CRE risk management due to rising interest rates, declining office valuations, and stress in certain property sectors.

Based on the Bank’s loan portfolio as of December 31, 2025, it did not exceed the 300% and 100% guidelines for commercial real estate loans or construction and land development loans. The Bank will continue to monitor its portfolio to manage this increased risk.

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

As of December 31, 2025, approximately 83% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornadoes, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively affect our financial condition.

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

At December 31, 2025, 45.7% of our loan portfolio was secured by commercial real estate. Commercial real estate loans may involve distinct credit and collateral risks compared to other loan types because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction, and the estimated cost of construction. Commercial real estate loans also often involve larger loan balances and borrower relationships, so the deterioration of one or a small number of credits may have a disproportionate impact on asset quality and results of operations. An adverse development with respect to one lending relationship can expose us to a significantly greater risk of loss compared with a single-family residential mortgage loan because we typically have more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. A return of recessionary conditions could result in a sharp increase in loans charged-off and could require us to significantly increase our allowance for credit losses, which could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Imposition of limits by the bank regulators on commercial and multi-family real estate lending activities could curtail our growth and adversely affect our earnings.

The 2006 “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”) provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of commercial real estate and multi-family loans represents 236.5% of the Bank’s total risk-based capital at December 31, 2025. If the FDIC, our primary federal regulator, were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, our earnings would be adversely affected.

In December 2015, the regulatory agencies released a statement on prudent risk management for commercial real estate lending that indicated, among other things, the intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. More recently, in 2025, the FDIC and the Federal Reserve reaffirmed their commitment to stringent oversight of CRE exposures in response to evolving market conditions. In early 2025, preliminary guidance from regulators suggested that any further acceleration in CRE loan growth or deterioration in loan performance could prompt the imposition of additional limits or remedial actions, which, if implemented, could curtail our growth and adversely affect our earnings.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2025, commercial business loans comprised 16.0% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor. If these borrowers do not have sufficient cash flows or resources to pay these loans as they come due or the value of the underlying collateral is insufficient to fully secure these loans, we may suffer losses on these loans that exceed our allowance for credit losses.

We may have higher credit losses than we have allowed for in our allowance for credit losses.

Our actual loan losses could exceed our allowance for credit losses and therefore our allowance for credit losses may not be adequate. As of December 31, 2025, 45.7% of our loan portfolio was secured by commercial real estate. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off.

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

The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. A deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. Economic uncertainty remains elevated entering 2026, driven by persistent inflationary pressures, higher interest rates, geopolitical conflicts, and the potential for continued volatility in global markets—despite forecasts for moderate growth in the U.S. and abroad. In addition, regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

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

Dividends from the Bank provide the primary source of funds for the Company. The primary sources of funds of the Bank are client deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. In 2024 and early 2025, increased competition for deposits and volatility in wholesale funding markets have added to liquidity pressures. Market volatility increased regulatory scrutiny of financial institutions, or adverse perceptions regarding the banking industry could further constrain capital availability.

Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include proceeds from FHLB advances, sales of investment securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate. Likewise, recent bank failures and heightened sensitivity to liquidity risk have increased regulatory and market focus on contingency funding planning and liquidity stress testing.

The Company is a stand-alone entity with its own liquidity needs to service its debt or other obligations. Other than dividends from the Bank, the Company does not have additional means of generating liquidity without obtaining additional debt or equity funding. In addition, the Company and the Bank are each required by federal regulatory authorities to maintain adequate levels of capital to support their operations and to comply with evolving regulatory capital expectations, including stress testing, capital planning, and concentration risk considerations. If we are unable to receive dividends from the Bank or obtain additional funding, we may be unable to pay our debt or other obligations.

Legal, Accounting, Regulatory and Compliance Risks

We are subject to extensive regulation that has limited the conduct of our business, and could impose financial requirements, each of which could have an adverse impact on our operations.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. We are subject to regulation by the Federal Reserve. The Bank is subject to extensive regulation, supervision, and examination by our primary federal regulator, the FDIC, the regulating authority that insures client deposits, and by our primary state regulator, the S.C. Board. Also, as a member of the Federal Home Loan Bank system, the Bank must comply with applicable regulations and guidance of the Federal Housing Finance Agency and the applicable Federal Home Loan Bank. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results of operations. Recent regulatory developments have led to enhanced expectations in areas such as cybersecurity, data privacy, digital asset management, and anti-money laundering. Regulators could also limit capital distributions, including dividends or share repurchases. These evolving requirements are increasing our compliance costs and the complexity of our regulatory obligations.

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

The U.S. political landscape remains fluid, and changes in Congressional composition, presidential administrations, and agency leadership may result in shifts in regulatory priorities and policy direction. Under the Biden Administration, Congressional committees with jurisdiction over the banking sector pursued oversight and legislative initiatives in a variety of areas, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other Environmental, Social, and Governance matters, improving competition in the banking sector and enhancing oversight of bank mergers and acquisitions, establishing a regulatory framework for digital assets and markets, and oversight of pandemic responses and economic recovery. Subsequent changes in administration and Congressional leadership may result in efforts to reverse, suspend, or modify regulatory initiatives adopted in prior periods, promote deregulation by easing regulatory burdens on financial institutions, adopt a technology-forward regulatory approach, or take a more favorable stance on bank mergers and acquisitions. For example, recent legislative and regulatory actions have included the use of the Congressional Review Act to repeal agency rules affecting bank merger review processes and the enactment of legislation establishing a federal framework for stablecoins and other digital assets. Because of this kind of oscillation in regulation, the prospects for the enactment of major banking reform legislation remain unclear at this time.

Furthermore, leadership changes within federal banking agencies and financial regulators continue to shape the regulatory environment. Since the recent changes in presidential administration, key positions across agencies—including the Comptroller of the Currency, CFPB, CFTC, SEC, and the U.S. Treasury—have experienced significant periods of turnover and transition, leading to ongoing shifts in regulatory priorities and enforcement approaches. In early 2025, this same manner of turnover and policy realignments within these agencies have further contributed to regulatory uncertainty in the financial services sector. The potential impact of changes in government leadership and agency personnel, policies and priorities on the financial services sector, including the Company and the Bank, cannot be fully predicted at this time. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

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

The banking and financial services industry is very competitive and includes services offered from other banks, savings and loan associations, credit unions, mortgage companies, other lenders, and institutions offering uninsured investment alternatives. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. The financial services industry has and is experiencing an ongoing trend towards consolidation in which fewer large national and regional banks and other financial institutions are replacing many smaller and more local banks. These larger banks and other financial institutions hold a large accumulation of assets and have significantly greater resources and a wider geographic presence or greater accessibility. In some instances, these larger entities operate without the traditional brick and mortar facilities that restrict geographic presence. Some competitors have more aggressive marketing campaigns and better brand recognition, and are able to offer more services, more favorable pricing or greater customer convenience than the Bank. In addition, competition has increased from new banks and other financial services providers that target our existing or potential clients. As consolidation continues among large banks, we expect other smaller institutions to try to compete in the markets we serve. This competition could reduce our net income by decreasing the number and size of the loans that we originate and the interest rates we charge on these loans. Additionally, these competitors may offer higher interest rates, which could decrease the deposits we attract or require us to increase rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations which could increase our cost of funds. Likewise, rapid adoption of AI by competitors, either in financial services or FinTech, could create significant pressure on pricing, automation, or client satisfaction. If we fail to keep pace with AI-enabled analytics and customer offerings, our competitive positioning could be detrimentally impacted.

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

Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While we have selected these third-party vendors carefully, we do not control their actions. Any problem caused by these third parties, including poor performance of services, data breaches, failure to provide services, disruptions in communication services provided by a vendor and failure to handle current or higher volumes, could adversely affect our ability to deliver products and services to our clients and otherwise conduct our business, and may harm our reputation. Our reliance on third-party vendors for critical systems and services, likewise, increases our exposure to cybersecurity risks. While regulatory expectations for vendor oversight have intensified, requiring enhanced due diligence and ongoing monitoring, failure of third-party controls could result in operational disruptions or data breaches. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

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

In addition, criminals committing fraud increasingly are using more sophisticated techniques and in some cases are part of larger criminal rings, which allow them to be more effective. This type of fraudulent activity has taken many forms, ranging from check fraud, mechanical devices attached to ATM machines (“skimming”), social engineering and phishing attacks to obtain personal information or impersonation of our clients through the use of falsified or stolen credentials. Additionally, an individual or business entity may properly identify themselves, particularly when banking online, yet seek to establish a business relationship for the purpose of perpetrating fraud. Further, in addition to fraud committed against us, we may suffer losses as a result of fraudulent activity committed against third parties. Increased deployment of technologies, such as chip card technology, defray and reduce aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer to commit fraud. Many of these data compromises are widely reported in the media.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations. In recent years, the pace of technological change has accelerated, and the rapid evolution of cybersecurity threats, as well as the need to integrate new digital platforms, has increased the risks associated with failure to adapt.

The development and use of AI presents risks and challenges that may adversely impact our business.

The development and use of AI by us or our third-party vendors poses significant risks. The evolving legal and regulatory landscape—covering intellectual property, privacy, consumer protection, employment, and more—could force costly changes and heighten non-compliance risks. AI models, especially generative ones, might produce biased, inaccurate, harmful, or otherwise ‘hallucinated’ outputs, disclose confidential information, or infringe on intellectual property rights. Moreover, their inherent complexity limits transparency, complicating oversight and error reduction. Reliance on third-party models further exposes us to risks associated with unauthorized training data and their risk management practices. Any of these issues could lead to legal liabilities, reputational harm, and adverse impacts on our business.

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

A significant portion of our banking assets are subject to changes in interest rates. As of December 31, 2025, approximately 75% of our loan portfolio was in fixed rate loans, while only 25% was in variable rate loans. Like most financial institutions, our earnings significantly depend on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. Many factors beyond our control impact interest rates, including economic conditions, governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and disorder and instability in domestic and foreign financial markets. Changes in monetary policies of the various government agencies could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets and liabilities.

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

In March 2020, in response to the COVID-19 pandemic, the Federal Reserve reduced the target Federal Funds rate to between zero and 0.25%. However, starting in March 2022 and continuing through mid-2023, the Federal Reserve raised the target Federal Funds rate to between 5.25% and 5.50% in response to persistent inflationary pressures. In 2024 and early 2025, continued regional economic uncertainty, exacerbated by persistent inflation, supply chain disruptions, and subdued consumer spending, has further increased the risks in our primary markets. As of mid-to-late 2025, interest rates remain elevated, and prolonged higher rates could result in net interest margin compression as interest-bearing liability rates continue to reprice upwards, while interest-earning assets may have already repriced to peak yields. Rapid changes in interest rates make it difficult for us to balance our loan and deposit portfolios, which may adversely affect our results of operations by, for example, reducing asset yields or spreads, creating operating and system issues, or having other adverse impacts on our business. When short-term interest rates are low for a prolonged period and assuming longer-term interest rates fall further, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem, which would have an adverse effect on our net interest income and could have an adverse effect on our business, financial condition and results of operations. When interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income.

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

In 2021 and 2022, inflation rose to levels not seen in decades. While inflation has since moderated, inflationary pressures have remained a factor into 2026, notwithstanding periods of moderation. Nonetheless, persistently higher input costs, wage pressures, and ongoing supply chain disruptions continue to challenge our customers’ ability to service their debt, thereby potentially increasing our credit risk. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. Sustained higher interest rates by the Federal Reserve may be needed to tame persistent inflationary price pressures, which could push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

The Federal Reserve has implemented significant economic strategies that have affected interest rates, inflation, asset values, and the shape of the yield curve.

In recent years, the Federal Reserve has maintained a relatively tight monetary policy to address persistent inflationary pressures, resulting in elevated short-term interest rates. Since mid-2024, as inflation has moderated, the Federal Reserve has gradually recalibrated its policy stance and dropped rates, though it remains cautious amid ongoing economic uncertainty.

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

In response to these bank failures and the resulting market reaction, the Secretary of the Treasury approved actions enabling the FDIC to complete its resolutions of the failed banks in a manner that fully protects depositors by utilizing the Deposit Insurance Fund, including the use of Bridge Banks to assume all of the deposit obligations of the failed banks, while leaving unsecured lenders and equity holders of such institutions exposed to losses. Separately, a Federal Reserve emergency lending facility established in response to the 2023 bank failures ceased making new loans in March 2024. With the risk of any additional bank failures, we may face the potential for reputational risk, deposit outflows, increased costs and competition for liquidity, and increased credit risk which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

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

Among other sources of funds, in 2025, we relied on brokered deposits to provide funds with which to make loans and provide other liquidity needed. Our brokered deposits were $552.9 million, representing 14.9% of our total deposits at December 31, 2025 and included fixed-rate time deposits with maturities through October 2028. Brokered deposits are utilized, along with other wholesale funding sources, to fund loan growth and offset core deposit outflows. Generally, these deposits may not be as stable as other types of deposits. In the future, these depositors may not replace their deposits with us as they mature, or we may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or sources of funds. Not being able to maintain or replace these deposits as they mature could affect our liquidity. Paying higher deposit rates to maintain or replace these types of deposits could adversely affect our net interest margin and operating results.

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

Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel, including other executive vice presidents. Competition for personnel is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business strategy may be lengthy. In 2021, there was a dramatic increase in workers leaving their positions throughout our industry and other industries that is being referred to as the “great resignation,” and the market to build, retain and replace talent then became even more highly competitive. These trends resulted in labor shortages in many of our markets, which made attracting new employees and replacing existing employees more difficult. However, by 2023, labor shortages began to ease somewhat, and while challenges persisted, the economy showed signs of stabilization in the labor market, improving workforce availability. While labor conditions have continued to evolve through 2024 and 2025, talent retention and competition for skilled workers remain key concerns for many industries.

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

Our articles of incorporation and bylaws could delay, defer, or prevent a third party takeover, despite possible benefit to the shareholders, or otherwise adversely affect the price of our common stock. Our governing documents:

•	authorize a class of preferred stock that may be issued in series with terms, including voting rights, established by the board of directors without shareholder approval;
•	authorize 20,000,000 shares of common stock and 10,000,000 shares of preferred stock that may be issued by the board of directors without shareholder approval;
•	require advance notice of proposed nominations for election to the board of directors and business to be conducted at a shareholder meeting;
•	grant the board of directors the discretion, when considering whether a proposed merger or similar transaction is in the best interests of the Company and our shareholders, to take into account the effect of the transaction on the employees, clients and suppliers of the Company and upon the communities in which offices of the Company are located, to the extent permitted by South Carolina law;
•	provide that the number of directors shall be fixed from time to time by resolution adopted by a majority of the directors then in office, but may not consist of fewer than five nor more than 25 members; and
•	provide that no individual who is or becomes a “business competitor” or who is or becomes affiliated with, employed by, or a representative of any individual, corporation, or other entity which the board of directors, after having such matter formally brought to its attention, determines to be in competition with us or any of our subsidiaries (any such individual, corporation, or other entity being a “business competitor”) shall be eligible to

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

Many aspects of the banking business involve a substantial risk of legal liability. From time to time, we are, or may become, the subject of information-gathering requests, reviews, investigations and proceedings, and other forms of regulatory inquiry, including by bank regulatory agencies, self-regulatory agencies, the SEC and law enforcement authorities. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way we conduct our business or reputational harm.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We depend heavily on various information systems and electronic resources to conduct our business operations. Additionally, a majority of our clients, service providers, and other business partners on whom we rely, including providers of our online banking, mobile banking, and accounting systems, utilize their own electronic information systems. Any of these systems is susceptible to compromise, whether by employees, clients, or other authorized individuals, as well as by malicious actors employing sophisticated and continuously evolving software, tools, and strategies. Given our status as a financial services provider and our relative size, we and our business partners are considered high-value targets for such malicious actors. For further details, please refer to the “Risks Related to Information Security and Business Interruption” section of the Risk Factors outlined in Item 1A of this Form 10-K.

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

From time to time, we have experienced cybersecurity threats and incidents and have made adjustments to our processes and implemented additional safeguards in response. To date, these threats and incidents have not materially affected the Company, including our business strategy, results of operations, or financial condition. However, future cybersecurity incidents or threats could materially affect us, including our business strategy, results of operations, or financial condition.

Our management team is tasked with the daily management of the cybersecurity risks we encounter and supervises the EPTRC. Our EPTRC, in turn, oversees the assessment of information security, the development of policies, standards, and procedures, as well as testing, training, and security reporting processes for our Company. The EPTRC is comprised of management with the appropriate expertise and authority to ensure effective oversight of the Information Security Program. Members of the EPTRC and other members of management with responsibility for cybersecurity risk management possess relevant expertise, which may include prior experience in information security, risk management, information technology operations, incident response, and vendor oversight, as well as relevant education and/or industry certifications.

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

None.

PART II

Item 5. Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

Our common stock is currently traded on the NASDAQ Global Market under the symbol “SFST.” We had approximately 7,235 beneficial shareholders as of January 20, 2026.

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

Equity Compensation Plan Information

The following table sets forth information regarding equity compensation plans approved by security holders at December 31, 2025. We had no equity compensation plans that were not approved by security holders at December 31, 2025. The number of shares and the exercise prices for options have been adjusted for the 10% stock dividends in 2006, 2011, 2012, and 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)(3)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders
2010 Stock Incentive Plan – options(1)	24,177	$34.53	-
2016 Equity Incentive Plan – options(1)	209,922	38.05	-
2020 Equity Incentive Plan (2)	6,500	53.38	204,531
Total	240,599	$38.11	204,531

(1)	Under the terms of the 2010 and 2016 Plans no further incentive stock option awards may be granted; however, the Plans will remain in effect until all awards have been exercised or forfeited, and we determine to terminate the Plans.
(2)	The 2020 Equity Incentive Plan provides for shares to be issued as either stock options or restricted stock grants.
(3)	The weighted-average exercise prices in this column are based on outstanding options and do not take into account unvested awards of restricted stock as these awards do not have an exercise price.

Stock Performance Graph

The performance graph below compares the Company’s cumulative total return over the most recent five-year period with the S&P US BMI Banks – Southeast Bank Index, a banking industry performance index for the southeastern United States, and the Russell 2000 Index, a small-cap stock market index which the Company was added to in June 2016. Returns are shown on a total return basis, assuming the reinvestment of dividends and a beginning stock index value of $100 per share. The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the performance graphs by reference therein.

	Period Ending
	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Southern First Bancshares	$100.00	176.78	129.42	104.95	112.45	145.74
S&P US BMI Banks – Southeast Bank Index	$100.00	142.83	116.18	119.85	155.47	187.40
Russell 2000 Index	$100.00	114.82	91.35	106.82	119.14	134.40

Sales of Unregistered Equity Securities

None

Stock Repurchases

On June 17, 2025, we announced a share repurchase plan allowing us to repurchase up to $5.0 million of shares of our common stock (the “Repurchase Plan”). As of December 31, 2025, we have not repurchased any of the shares authorized for repurchase under the Repurchase Plan. The Company is not obligated to purchase any such shares under the Repurchase Plan, and the Repurchase Plan may be discontinued, suspended or restarted at any time. Additionally, repurchases under the Repurchase Plan after May 22, 2026 would require additional approval of our Board of Directors and the Federal Reserve.

The following table reflects share repurchase activity during the fourth quarter of 2025:

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value) of
			Units)	Shares (or
	(a) Total		Purchased as	Units) that May
	Number of		Part of Publicly	Yet Be
	Shares (or	(b) Average	Announced	Purchased
	Units)	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share (or Unit)	Programs	or Programs
October 1, 2025 – December 31, 2025	-	-	-	$5,000,000
Total	-	-	-	$5,000,000

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

At December 31, 2025, we had total assets of $4.40 billion, an increase from total assets of $4.09 billion at December 31, 2024. The largest components of our total assets are loans, which were $3.85 billion and $3.63 billion at December 31, 2025 and 2024, respectively. Our liabilities and shareholders’ equity at December 31, 2025 totaled $4.03 billion and $368.7 million, respectively, compared to liabilities of $3.76 billion and shareholders’ equity of $330.4 million at December 31, 2024. The principal component of our liabilities is deposits which were $3.72 billion and $3.44 billion at December 31, 2025 and 2024, respectively.

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

Our net income available to common shareholders for the years ended December 31, 2025 and 2024 was $30.4 million and $15.5 million, or diluted earnings per share (“EPS”) of $3.72 and $1.91 for the years ended December 31, 2025 and 2024, respectively. The increase in net income resulted primarily from an increase in net interest income. In addition, our net income available to common shareholders was $13.4 million, or EPS of $1.66 for the year ended December 31, 2023.

SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial information for the periods and as of the dates indicated. We derived our balance sheet and income statement data for the years ended December 31, 2025, 2024, and 2023 from our audited consolidated financial statements. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes thereto, which are included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(dollars in thousands, except per share data)	2025	2024	2023
BALANCE SHEET DATA
Total assets	$4,403,494	4,087,593	4,055,789
Investment securities	147,793	151,617	154,641
Loans (1)	3,845,124	3,631,767	3,602,627
Allowance for credit losses	42,280	39,914	40,682
Deposits	3,716,803	3,435,765	3,379,564
FHLB advances and other borrowings	240,000	240,000	275,000
Subordinated debentures	24,903	24,903	36,322
Common equity	368,657	330,444	312,467
Preferred stock	-	-	-
Shareholders’ equity	368,657	330,444	312,467
SELECTED RESULTS OF OPERATIONS DATA
Interest income	$211,481	201,212	177,598
Interest expense	106,530	119,990	99,944
Net interest income	104,951	81,222	77,654
Provision for credit losses	2,950	125	1,260
Net interest income after provision for credit losses	102,001	81,097	76,394
Noninterest income	13,138	12,141	9,860
Noninterest expenses	75,534	73,326	68,827
Income before income tax expense	39,605	19,912	17,427
Income tax expense	9,239	4,382	4,001
Net income available to common shareholders	$30,366	15,530	13,426
PER COMMON SHARE DATA
Basic	$3.75	1.92	1.67
Diluted	3.72	1.91	1.66
Book value	44.89	40.47	38.63
Weighted average number of common shares outstanding:
Basic, in thousands	8,091	8,081	8,047
Diluted, in thousands	8,160	8,117	8,078
SELECTED FINANCIAL RATIOS
Performance Ratios:
Return on average assets	0.72%	0.38%	0.34%
Return on average equity	8.73%	4.84%	4.44%
Return on average common equity	8.73%	4.84%	4.44%
Net interest margin, tax equivalent(2)	2.57%	2.06%	2.07%
Efficiency ratio (3)	63.96%	78.54%	78.65%
Asset Quality Ratios:
Nonperforming assets to total loans (1)	0.37%	0.30%	0.11%
Nonperforming assets to total assets	0.32%	0.27%	0.10%
Net charge-offs to average total loans	0.00%	0.04%	0.00%
Allowance for credit losses to nonperforming loans	305.65%	366.94%	1,026.58%
Allowance for credit losses to total loans	1.10%	1.10%	1.13%
Holding Company Capital Ratios:
Total risk-based capital ratio	12.89%	12.70%	12.57%
Tier 1 risk-based capital ratio	11.44%	11.16%	10.60%
Leverage ratio	8.93%	8.55%	8.14%
Common equity tier 1 ratio(4)	11.06%	10.75%	10.19%
Tangible common equity(5)	8.37%	8.08%	7.70%
Growth Ratios(6):
Change in assets	7.73%	0.78%	9.85%
Change in loans	5.87%	0.81%	10.06%
Change in deposits	8.18%	1.66%	7.84%
Change in net income to common shareholders	95.53%	15.67%	-53.89%
Change in earnings per common share - diluted	94.76%	15.06%	-54.02%

Footnotes to table:
(1)	Excludes loans held for sale.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Noninterest expense divided by the sum of net interest income and noninterest income.
(4)	The common equity tier 1 ratio is calculated as the sum of common equity divided by risk-weighted assets.
(5)	The common equity ratio is calculated as total equity less preferred stock divided by total assets.
(6)	The percentage change for 2023 reflects the change compared to 2022, which is not presented in the table above. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for the finanical information for that year.

CRITICAL ACCOUNTING ESTIMATES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the U.S. and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements as of December 31, 2025.

Certain accounting policies inherently involve a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. We consider these accounting policies and estimates to be critical. We have identified the determination of the allowance for credit losses, the fair valuation of financial instruments and income taxes to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate and/or market interest rates. Therefore, management has reviewed and approved these critical accounting policies and estimates and has discussed these policies with the Company’s Audit Committee.

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

There are many factors affecting the ACL; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all the potential factors that could result in credit losses, the process includes subjective elements and is susceptible to significant change. Changes in economic conditions, portfolio composition, collateral values, and forecast assumptions could materially affect the ACL. To the extent actual outcomes are worse than management estimates, additional provision for credit losses could be required that could adversely affect our earnings or financial position in future periods. During 2025, we transitioned to the discounted cash flow “DCF” methodology for calculating the ACL, and management analyzed the risk level associated with factors such as changes in lending policies; international, national, regional, and local conditions; volume and terms of loans; experience and depth of management; volume and severity of past due loans; concentrations of credit; and loan review results in the consideration of the qualitative portion of the ACL.

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

The realization of deferred tax assets depends on generating sufficient future taxable income within the applicable carryforward periods. We evaluate the need for a valuation allowance by assessing the available evidence, including expectations of future taxable income, the timing of reversal of temporary differences and available tax planning strategies. We also evaluate uncertain tax positions and recognize and measure a tax benefit only when it is more likely than not that the position will be sustained upon examination; if applicable, we record related interest and penalties in income tax expense.

RESULTS OF OPERATIONS

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. For the years ended December 31, 2025, 2024, and 2023, our net interest income was $105.0 million, $81.2 million, and $77.7 million, respectively. The $23.7 million, or 29.2%, increase in net interest income during 2025, compared to 2024, was driven by a $13.5 million decrease in interest expense and a $10.3 million increase in interest income. During 2024, our net interest income increased $3.6 million, or 4.6%, compared to 2023. This increase in net interest income was driven by a $23.6 million increase in interest income, partially offset by a $20.0 million increase in interest expense during the 2024 period.

Interest income for the years ended December 31, 2025, 2024, and 2023 was $211.5 million, $201.2 million, and $177.6 million, respectively. A significant portion of our interest income relates to our strategy to maintain a large portion of our assets in higher earning loans compared to lower yielding investments and federal funds sold. As such, 93.7% of our interest income related to interest on loans during 2025, compared to 92.9% during 2024 and 93.5% during 2023. Also, included in interest income on loans was $1.7 million related to the net amortization of loan fees and capitalized loan origination costs for the year ended December 31, 2025, compared to $1.6 million and $1.7 million for the years ended December 31, 2024 and 2023, respectively. The increase in interest income during 2025 was driven by an increase in average loan balances, combined with an increase in loan yield.

Interest expense was $106.5 million, $120.0 million, and $99.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. Interest expense on deposits for 2025 represented 89.8% of total interest expense, compared to 90.7% for 2024, and 91.4% for 2023, while interest expense on borrowings represented the remaining portion of total interest expense. The decrease in interest expense on deposits during 2025 was driven primarily by repricing of our deposit portfolio in response to declining market interest rates, including reductions in the Federal Reserve’s target range for the federal funds rate during 2024 and 2025.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during 2025, 2024, and 2023. Similarly, the “Rate/Volume Analysis” table demonstrates the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning and interest-bearing accounts.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the years ended December 31, 2025, 2024 and 2023. We derived these yields or costs by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had no securities purchased with agreements to resell. All investments were purchased at an original maturity of over one year. Nonaccrual loans are included in earning assets in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees are amortized into interest income on loans.

Average Balances, Income and Expenses, Yields and Rates

	Year Ended December 31,
	2025			2024			2023
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$186,387	$7,966	4.27%	$160,683	$8,537	5.31%	$134,495	$6,998	5.20%
Investment securities, taxable	141,304	5,206	3.68%	138,494	5,645	4.08%	121,739	4,296	3.53%
Investment securities, nontaxable (1)	7,774	213	2.74%	8,012	217	2.71%	7,941	217	2.73%
Loans (2)	3,753,665	198,145	5.28%	3,629,570	186,863	5.15%	3,497,623	166,137	4.75%
Total interest-earning assets	4,089,130	211,530	5.17%	3,936,759	201,262	5.11%	3,761,798	177,648	4.72%
Noninterest-earning assets	153,269			159,441			162,771
Total assets	$4,242,399			$4,096,200			$3,924,569
Interest-bearing liabilities
NOW accounts	$332,222	2,930	0.88%	$303,580	2,810	0.93%	$299,703	2,254	0.75%
Savings & money market	1,575,613	52,188	3.31%	1,561,925	61,455	3.93%	1,708,874	61,241	3.58%
Time deposits	948,815	40,506	4.27%	900,628	44,509	4.94%	631,967	27,878	4.41%
Total interest-bearing deposits	2,856,650	95,624	3.35%	2,766,133	108,774	3.93%	2,640,544	91,373	3.46%
FHLB advances and other borrowings	240,022	9,104	3.79%	240,344	9,066	3.77%	169,963	6,382	3.75%
Subordinated debt	24,903	1,802	7.24%	33,448	2,150	6.43%	36,265	2,189	6.04%
Total interest-bearing liabilities	3,121,575	106,530	3.41%	3,039,925	119,990	3.95%	2,846,772	99,944	3.51%
Noninterest-bearing liabilities	772,806			735,363			775,116
Shareholders’ equity	348,018			320,912			302,681
Total liabilities and shareholders’ equity	$4,242,399			$4,096,200			$3,924,569
Net interest spread			1.76%			1.16%			1.21%
Net interest income(tax equivalent)/margin		$105,000	2.57%		$81,272	2.06%		$77,704	2.07%
Less: tax-equivalent adjustment (1)		49			50			50
Net interest income		$104,951			$81,222			$77,654

(1)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(2)	Includes loans held for sale and nonaccrual loans.

Our net interest margin, on a tax-equivalent basis (TE), was 2.57%, 2.06% and 2.07% for the years ended December 31, 2025, 2024 and 2023, respectively. During 2025, our net interest margin increased 51 basis points, compared to 2024, driven primarily by a decrease in rates paid on our interest-bearing liabilities, combined with an increase in our average interest-earning assets. During 2024, our net interest margin was relatively stable, compared to 2023 as both our interest earning assets and interest-bearing liabilities increased similarly in volume and rates during the year.

Our average interest-earning assets increased by $152.4 million during the year ended December 31, 2025, compared to 2024, while the related yield on our interest-earning assets increased by six basis points. The increase in average interest-earning assets was driven by a $124.1 million increase in average loan balances, while the increase in yield on our interest earning assets was driven by a 13 basis point increase in the yield on our loan portfolio.

Our average interest-bearing liabilities increased by $81.7 million during 2025 while the cost of our interest-bearing liabilities decreased by 54 basis points. The increase in average interest-bearing liabilities was driven primarily by a $90.5 million increase in average interest-bearing deposits. The decrease in cost of our interest-bearing liabilities was primarily driven by a 58 basis point decrease in the cost of our interest-bearing deposits.

During the year ended December 31, 2024, our average interest-earning assets increased by $175.0 million, compared to 2023, while the yield on our interest-earning assets increased by 39 basis points. The increase in average interest-earning assets was driven primarily by a $131.9 million increase in average loan balances, while the yield on our interest earning assets was driven by a 40 basis point increase in the yield on our loan portfolio. During 2024, our average interest-bearing liabilities increased by $193.2 million, compared to 2023, while the cost of our interest-bearing liabilities increased by 44 basis points.

Our net interest spread was 1.76% for the year ended December 31, 2025, compared to 1.16% for the same period in 2024 and 1.21% for 2023. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The six basis point increase in our interest-earning assets, combined with the 54 basis point decrease in the cost of our interest-bearing liabilities, resulted in a 60 basis point increase in our net interest spread for the 2025 period. We seek to fund increased loan volumes by growing our core deposits, but, subject to internal policy limits on the amount of wholesale funding we may maintain, will utilize wholesale funding to fund shortfalls, if any, or provide additional liquidity. To the extent that our dependence on wholesale funding sources increases, our net interest margin would likely be negatively impacted as we may not be able to reduce the rates we pay on these deposits as quickly as we can on core deposits as rates have and may continue to decline. We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented. The rate/volume variance has been allocated between the rate and volume variances based on the relative magnitude of the change in each, with the remaining interaction reflected in the rate/volume column.

	Year Ended
	December 31, 2025 vs. 2024				December 31, 2024 vs. 2023
	Increase (Decrease) Due to Change in				Increase (Decrease) Due to Change in
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$6,389	4,731	162	11,282	$6,267	13,933	526	20,726
Investment securities	102	(535)	(9)	(442)	579	682	88	1,349
Federal funds sold and interest-bearing deposits with banks	1,366	(1,670)	(267)	(571)	1,363	147	29	1,539
Total interest income	7,857	2,526	(114)	10,269	8,209	14,762	643	23,614
Interest expense
Deposits	4,089	(16,614)	(625)	(13,150)	2,316	14,712	373	17,401
FHLB advances and other borrowings	(12)	49	-	37	2,644	29	12	2,685
Subordinated debt	(675)	479	(151)	(347)	4	(44)	-	(40)
Total interest expense	3,402	(16,086)	(776)	(13,460)	4,964	14,697	385	20,046
Net interest income	$4,455	18,612	662	23,729	$3,245	65	258	3,568

Net interest income, the largest component of our income, was $105.0 million for the year ended December 31, 2025, a $23.7 million increase from net interest income of $81.2 million for the year ended December 31, 2024. The increase in net interest income was driven by a $13.5 million decrease in interest expense, combined with a $10.3 million increase in interest income. The $124.1 million increase in average loan balances drove the increase in interest income while the 58 basis point decrease in deposit costs drove the decrease in interest expense.

Net interest income was $81.2 million for the year ended December 31, 2024, a $3.6 million increase from net interest income of $77.7 million for the year ended December 31, 2023. The increase in net interest income was driven by a $23.6 million increase in interest income, partially offset by a $20.0 million increase in interest expense. The 40 basis point increase in loan yield combined with the $131.9 million increase in average loan balances drove the increase in interest income while the 47 basis point increase in deposit costs drove the increase in interest expense.

Provision for Credit Losses

The provision for credit losses, which includes a provision for losses on unfunded commitments, is a charge to earnings to maintain the allowance for credit losses and reserve for unfunded commitments at levels consistent with management’s assessment of expected losses in the loan portfolio at the balance sheet date. We review the adequacy of the allowance for credit losses on a quarterly basis. The provision for credit losses is determined based on management’s assessment of expected credit losses in the loan portfolio and unfunded commitments, as discussed below.

There was a $3.0 million provision for credit losses for the year ended December 31, 2025, compared to a provision of $125,000 and $1.3 million for the years ended December 31, 2024, and 2023, respectively. The $3.0 million provision during 2025 included a provision of $2.5 million for credit losses and a $500,000 provision for unfunded commitments. The $2.5 million provision was driven primarily by $213.4 million in loan growth during the year combined with slightly lower expected loss rates due to historically low charge-offs, while the $500,000 provision for unfunded commitments was driven by a $124.5 million increase in unfunded commitments combined with lower historical loss rates. The $125,000 provision during 2024 included a $500,000 provision for credit losses and a reversal of $375,000 in the provision for unfunded commitments. The $500,000 provision for credit losses was driven primarily by $29.1 million in loan growth during the year combined with slightly lower expected loss rates due to historically low charge-offs, while the $375,000 reversal was driven by a $5.5 million decrease in unfunded commitments combined with lower historical loss rates. The $1.3 million provision during 2023 included a $2.2 million provision for credit losses and a reversal of $949,000 for unfunded commitments. The $2.2 million provision was driven primarily by $329.3 million in loan growth during the year, while the $949,000 reversal was driven by a $153.7 million decrease in unfunded commitments.

During the first quarter of 2025, the Company refined its methodology for estimating the allowance for credit losses on loans by transitioning from a lifetime probability of default and loss given default model to a DCF approach. The Company transitioned to the DCF method as it allows for a better estimation of credit losses through customization among the various inputs by loan segmentation. The DCF model uses regression techniques that relate one or more economic factors to the default rate of various portfolios to build reasonable and supportable forecasts to estimate future losses. The Company determined that the national gross domestic product and unemployment rate were the two economic factors which had the greatest correlation to historical performance to use in the forecasted portion of the model. In addition, the transition to the DCF model allowed the Company to reduce its reliance on qualitative factors and to analyze them on a more granular level, such as by segment. The refinement represents a change in accounting estimate under ASC Topic 250, Accounting Changes and Error Corrections, with prospective application beginning in the period of change. This change in accounting estimate did not have a material effect on the Company’s financial statements. During the quarter ended September 30, 2025, the risk weightings associated with certain qualitative factors were revised based on new information reflecting the current economic and market environment. The result of these changes was immaterial as it relates to the allowance for credit losses balance.

Under the DCF methodology, expected loss rates are evaluated at the individual loan level using contractual cash flows, prepayment assumptions, reasonable and supportable economic forecasts, and other model inputs. Internal risk ratings continue to inform credit risk monitoring, segmentation, and qualitative adjustments, as applicable. The incorporation of the weighted average life of loan into the calculation was a key driver of the change in allocation between our commercial portfolio and our consumer portfolio as the weighted average life of our consumer loans is generally longer than that of our commercial loans, thus driving the changes in the expected loss rate to correlate to the expected life of the loan. As a result, the allocation of the ACL shifted among loan categories, reducing the ACL allotted to the commercial portfolio and increasing the ACL allotted to the consumer portfolio.

Following is a summary of the activity in the allowance for credit losses.

	December 31,
(dollars in thousands)	2025	2024	2023
Balance, beginning of period	$39,914	40,682	38,639
Provision for credit losses	2,450	500	2,209
Loan charge-offs	(351)	(1,734)	(761)
Loan recoveries	267	466	595
Net loan charge-offs	(84)	(1,268)	(166)
Balance, end of period	$42,280	39,914	40,682

As of December 31, 2025, the allowance for credit losses totaled $42.3 million, or 1.10% of gross loans. In comparison, the allowance for credit losses totaled $39.9 million as of December 31, 2024, or 1.10% of gross loans, and $40.7 million as of December 31, 2023, or 1.13% of gross loans.

During the year ended December 31, 2025, we had net charge-offs of $84,000, consisting of $351,000 of loans charged-off in the current year, partially offset by $267,000 of recoveries on loans previously charged-off. Net charge-offs were

0.00% of the average outstanding loan portfolio for 2025. In addition, nonperforming assets represented 0.32% of total assets while our level of classified assets to total capital (risk based) decreased to 4.22% at December 31, 2025.

We reported net charge-offs of $1.3 million and $166,000 for the years ended December 31, 2024, and 2023, respectively, including charge-offs of $1.7 million and $761,000 in 2024 and 2023, respectively. The net charge-offs of $1.3 million and $166,000 during 2024 and 2023, respectively, represented 0.04% and 0.00% of the average outstanding loan portfolios for 2024 and 2023, respectively. In addition, nonperforming assets were 0.27% and 0.10% of total assets for 2024 and 2023, respectively, and classified assets were 4.25% at December 31, 2024 and 2023.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Mortgage banking income	$6,282	5,560	4,036
Service fees on deposit accounts	2,365	1,764	1,382
ATM and debit card income	2,377	2,337	2,245
Income from bank owned life insurance	1,705	1,569	1,379
Loss on sale of investment securities	(515)	-	-
Other income	924	911	818
Total noninterest income	$13,138	12,141	9,860

Noninterest income was $13.1 million for the year ended December 31, 2025, a $997,000, or 8.2%, increase compared to noninterest income of $12.1 million for the year ended December 31, 2024. The increase in noninterest income during 2025, compared to 2024, resulted primarily from an increase in mortgage banking income and service fees on deposit accounts. Mortgage banking income increased by $722,000, or 13.0%, due to higher mortgage volume during the year. Service fees on deposit accounts increased by $601,000, or 34.1%, driven primarily by higher transaction volume, wire transfer fees and growth in our commercial credit card services. Partially offsetting these increases was a $515,000 decrease from the loss on sale of investment securities.

Noninterest income was $12.1 million for the year ended December 31, 2024, a $2.3 million, or 23.1%, increase compared to noninterest income of $9.9 million for the year ended December 31, 2023. The increase in noninterest income during 2024, compared to 2023, resulted primarily from an increase in mortgage banking income, service fees on deposit accounts and income from bank owned life insurance. Mortgage banking income increased by $1.5 million, or 37.8%, due to higher mortgage volume during the year while service fees on deposit accounts increased by $382,000, or 27.6%, due to transaction volume and increased use of the commercial credit cards offered to our clients.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses.

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Compensation and benefits	$44,806	43,546	40,275
Occupancy	9,983	10,291	10,255
Outside service and data processing costs	8,528	7,741	7,078
Insurance	3,875	4,022	3,766
Professional fees	2,455	2,404	2,496
Marketing	1,529	1,412	1,357
Other	4,358	3,910	3,600
Total noninterest expenses	$75,534	73,326	68,827

Noninterest expenses were $75.5 million for the year ended December 31, 2025, a $2.2 million, or 3.0%, increase from noninterest expenses of $73.3 million for 2024.

The increase in total noninterest expenses during 2025, compared to 2024, resulted primarily from the following:

•	Compensation and benefits expense increased $1.3 million, or 2.9%, during 2025 relating primarily to increases in salaries, commissions, and other employee benefits expenses.

•	Outside service and data processing costs increased $787,000, or 10.2%, primarily due to increases in software licensing and maintenance costs, electronic banking, and other services we provide our clients.

•	Other noninterest expenses increased $448,000, or 11.5%, due primarily to an increase in employee travel and other expenses associated with recognition of the Company’s 25th anniversary.

Partially offsetting the above increases was a decrease in occupancy of $308,000, or 3.0%, due to lower depreciation expense as several larger items were fully depreciated during 2025.

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

Our efficiency ratio was 64.0% for 2025, 78.5% for 2024 and 78.7% for 2023. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. Our efficiency ratio decreased for the twelve months ended December 31, 2025 due to the comparatively larger increase in net interest income and noninterest income, as compared to the increase in noninterest expenses during the year.

Income Taxes

Income tax expense was $9.2 million, $4.4 million and $4.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Our effective tax rate was 23.3% for the year ended December 31, 2025, compared to 22.0% for 2024, and 23.0% for 2023. The fluctuation in the effective rate for each of the periods is driven by the effect of equity compensation transactions and return to provision differences on our actual tax rate during the year compared to what was estimated during the year.

Investment Securities

At December 31, 2025 and 2024, our investment securities portfolio (including available-for-sale securities and other investments) was $147.8 million and $151.6 million, respectively, and represented approximately 3.4% and 3.7% of our total assets, respectively. Our available for sale investment portfolio included corporate bonds, US treasuries, US agency securities, SBA securities, state and political subdivisions, asset-backed securities, and mortgage-backed securities with a fair value of $127.7 million and amortized cost of $137.2 million for an unrealized loss of $9.4 million at December 31, 2025 compared to a fair value of $132.1 million and amortized cost of $146.6 million for an unrealized loss of $14.5 million at December 31, 2024. The net unrealized losses primarily reflect the impact of market interest rate movements on the fair value of our fixed-rate securities portfolio.

The amortized costs and the fair value of our investments are as follows.

			December 31,
	2025		2024		2023
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Available for Sale
Corporate bonds	$1,703	1,600	2,121	1,927	2,147	1,910
US treasuries	-	-	999	908	9,495	9,394
US government agencies	13,225	12,278	17,540	15,795	20,594	18,656
State and political subdivisions	19,934	17,870	22,387	19,322	22,642	19,741
Asset-backed securities	16,505	16,419	36,613	36,538	33,450	33,236
Mortgage-backed securities	85,798	79,563	66,988	57,637	60,730	51,765
Total	$137,165	127,730	146,648	132,127	149,058	134,702

Contractual maturities and yields on a tax-equivalent basis for our investments are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

			December 31, 2025
	Less Than One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
Corporate bonds	$-	-	$1,600	2.04%	$-	-	$-	-	$1,600	2.04%
US government agencies	-	-	4,871	1.37%	7,407	4.39%	-	-	12,278	3.20%
State and political subdivisions	-	-	2,561	1.62%	5,565	2.21%	9,744	2.41%	17,870	2.23%
Asset-backed securities	-	-	-	-	3,486	5.19%	12,933	5.12%	16,419	5.14%
Mortgage-backed securities	19	2.37%	2,229	1.70%	9,272	2.74%	68,043	4.17%	79,563	3.93%
Total	$19	2.37%	$11,261	1.59%	$25,730	3.43%	$90,720	4.12%	$127,730	3.76%

Other investments are comprised of the following and are recorded at cost which approximates fair value.

	December 31,
(dollars in thousands)	2025	2024
Federal Home Loan Bank stock	$14,540	14,516
Other investments	5,120	4,571
Investment in Trust Preferred subsidiaries	403	403
Total	$20,063	19,490

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the years ended December 31, 2025 and 2024 were $3.75 billion and $3.63 billion, respectively. Before allowance for credit losses, total loans outstanding at December 31, 2025 and 2024 were $3.85 billion and $3.63 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of December 31, 2025, our loan portfolio included $3.18 billion, or 82.8%, of loans secured by real estate, compared to $3.03 billion, or 83.5%, as of December 31, 2024. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business categories. In addition to traditional residential mortgage loans, we issue second mortgage residential real estate loans and home equity lines of credit. Home equity lines of credit totaled $248.7 million as of December 31, 2025, of which approximately 47% were in a first lien position, while the remaining balance was second liens, compared to $204.9 million as of December 31, 2024, of which approximately 46% were in first lien positions and the remaining balance was in second liens. The average home equity loan had a balance of approximately $108,000 and a loan to value of approximately 73% as of December 31, 2025, compared to an average loan balance of $92,000 and a loan to value of approximately 74% as of December 31, 2024. Further, 0.38% and 0.12% of our total home equity lines of credit were over 30 days past due as of December 31, 2025 and 2024, respectively.

Following is a summary of our loan composition for each of the last three years ended December 31, 2025. Of the $213.4 million in loan growth in 2025, $141.8 million of growth was in commercial related loans, specifically commercial owner occupied which grew by $85.4 million and commercial business which grew by $63.6 million, partially offset by declines in other commercial categories (including construction and non-owner occupied real estate loans), while $71.5 million of growth was in consumer related loans. Consumer real estate loans represent the largest category in our consumer portfolio and currently have an average principal balance of $472,000, a term of 24 years, and an average rate of 4.55%.

	December 31,
	2025		2024		2023
		%of		%of		%of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial
Owner occupied RE	$736,979	19.2%	$651,597	17.9%	$631,657	17.5%
Non-owner occupied RE	956,812	24.9%	924,367	25.5%	942,529	26.2%
Construction	63,666	1.7%	103,204	2.8%	150,680	4.2%
Business	619,667	16.0%	556,117	15.3%	500,161	13.9%
Total commercial loans	2,377,124	61.8%	2,235,285	61.5%	2,225,027	61.8%
Consumer
Real estate	1,153,285	30.0%	1,128,629	31.1%	1,082,429	30.0%
Home equity	248,685	6.5%	204,897	5.6%	183,004	5.1%
Construction	24,997	0.6%	20,874	0.6%	63,348	1.7%
Other	41,033	1.1%	42,082	1.2%	48,819	1.4%
Total consumer loans	1,468,000	38.2%	1,396,482	38.5%	1,377,600	38.2%
Total gross loans, net of deferred fees	3,845,124	100.0%	3,631,767	100.0%	3,602,627	100.0%
Less – allowance for credit losses	(42,280)		(39,914)		(40,682)
Total loans, net	$3,802,844		$3,591,853		$3,561,945

We have included the tables below to provide additional clarity on our commercial real estate exposure. We have not identified any material geographic concentrations within these collateral types. The table below presents the majority of our commercial real estate exposure by collateral type which are included in the commercial business, construction, and non-owner occupied segments.

		December 31, 2025
(dollars in thousands)	Outstanding	% of Loan Portfolio	Average Loan Size	Weighted Average LTV
Collateral
Office	$221,425	5.76%	$1,377	53%
Retail	186,692	4.86%	1,611	50%
Hotel	144,155	3.75%	7,651	48%
Multifamily	101,703	2.64%	2,462	43%

		December 31, 2024
(dollars in thousands)	Outstanding	% of Loan Portfolio	Average Loan Size	Weighted Average LTV
Collateral
Office	$214,048	5.89%	$1,364	57%
Retail	170,601	4.70%	1,543	52%
Hotel	125,557	3.46%	7,250	48%
Multifamily	96,735	2.66%	2,385	45%

Our level of non-owner occupied commercial real estate loans represented 236.5% of the Bank’s total risk-based capital at December 31, 2025.

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

The following table summarizes the composition and maturities of the loan portfolio.

		December 31, 2025
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$49,286	294,424	374,220	19,049	736,979
Non-owner occupied RE	160,526	588,542	190,475	17,269	956,812
Construction	17,357	27,808	18,501	-	63,666
Business	139,003	349,904	127,474	3,286	619,667
Total commercial loans	366,172	1,260,678	710,670	39,604	2,377,124
Consumer
Real estate	26,591	115,347	218,489	792,858	1,153,285
Home equity	6,073	36,692	201,872	4,048	248,685
Construction	19,053	1,379	4,565	-	24,997
Other	5,548	30,433	4,406	646	41,033
Total consumer loans	57,265	183,851	429,332	797,552	1,468,000
Total gross loan, net of deferred fees	$423,437	1,444,529	1,140,002	837,156	3,845,124

The following table summarizes loans due after one year (i.e., excluding loans due one year or less), by category and by interest rate type.

	Interest Rate
(dollars in thousands)	Fixed	Floating or Adjustable
Commercial
Owner occupied RE	$630,228	57,465
Non-owner occupied RE	682,360	113,926
Construction	11,455	34,854
Business	285,215	195,449
Total commercial loans	1,609,258	401,694
Consumer
Real estate	963,817	162,877
Home equity	8,789	233,823
Construction	5,944	-
Other	9,100	26,385
Total consumer loans	987,650	423,085
Total gross loan, net of deferred fees	$2,596,908	824,779

Nonperforming Assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans as of December 31, 2025. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status. Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status.

	December 31,
(dollars in thousands)	2025	2024	2023
Commercial
Owner occupied RE	$259	-	-
Non-owner occupied RE	6,917	7,641	1,423
Business	189	1,016	319
Consumer
Real estate	5,763	1,908	985
Home equity	705	312	1,236
Total nonaccrual loans	13,833	10,877	3,963
Other real estate owned	275	-	-
Total nonperforming assets	$14,108	10,877	3,963
Asset Quality Ratios:
Nonperforming assets/total assets	0.32%	0.27%	0.10%
Nonaccrual loans/gross loans	0.36%	0.30%	0.11%
Total loans over 90 days past due (1)	$4,499	2,641	1,300
Loans over 90 days past due and still accruing	-	-	-

(1)	Loans over 90 days are included in nonaccrual loans

At December 31, 2025, nonperforming assets were $14.1 million, or 0.32% of total assets, compared to $10.9 million, or 0.27% of total assets at December 31, 2024. In addition, nonaccrual loans were 0.36% of gross loans at December 31, 2025 and 0.30% of gross loans at December 31, 2024. Nonaccrual loans increased $3.0 million during the twelve months ended December 31, 2025 due to loans moving within the consumer real estate portfolio. The amount of foregone interest income on the nonaccrual loans as of December 31, 2025 and 2024 was approximately $308,000 and $200,000, respectively, for the years ended December 31, 2025 and 2024.

A significant portion, or 98.0%, of nonaccrual loans at December 31, 2025 were secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses. As a result of this level of coverage on nonaccrual loans, we believe the allowance for credit losses of $42.3 million as of December 31, 2025 is adequate.

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

In addition, approximately 83% of our loans are collateralized by real estate and approximately 98% of our individually evaluated loans are secured by real estate. Individual loan evaluations are generally performed for individually evaluated loans, which includes nonaccrual loans and certain loans not meeting the risk characteristics of the pool, whether on accrual or nonaccrual status. We use third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to review individually evaluated loans at least annually and determine whether it is necessary to obtain an updated appraisal, either through a new external appraisal or an internal appraisal evaluation. We review each of our individually evaluated loans on a quarterly basis to determine the level of impairment. As of December 31, 2025, we do not have any individually evaluated loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for individually evaluated loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At December 31, 2025, individually evaluated loans totaled approximately $15.1 million for which $5.2 million of these loans had a reserve of approximately $1.5 million allocated in the allowance. At December 31, 2024, individually evaluated loans totaled approximately $12.2 million for which $4.5 million of these loans had a reserve of approximately $1.9 million allocated in the allowance.

During the 12 months ended December 31, 2025, we had two commercial non-owner occupied loans that were modified due to the borrowers experiencing financial difficulty. The amortized cost basis of the two loans was $6.9 million at

December 31, 2025. Loan modifications to borrowers experiencing financial difficulty were not material for the twelve months ended December 31, 2024.

Allowance for Credit Losses

At December 31, 2025 and December 31, 2024, the allowance for credit losses was $42.3 million and $39.9 million, respectively, or 1.10% of outstanding loans, respectively. In addition, our nonperforming assets increased to 0.32% as a percentage of total assets at December 31, 2025 from 0.27%, as a percentage of total assets, at December 31, 2024, while our classified assets were 4.22% and 4.25% of total capital (risk based) as of December 31, 2025 and December 31, 2024, respectively. See Note 4 to the Consolidated Financial Statements for more information on our allowance for credit losses.

The following table summarizes the net charge-off detail as a percentage of average loans by loan composition for the three years ended December 31, 2025.

	Year ended December 31,
	2025		2024		2023
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Net charge-offs:
Commercial
Non-owner occupied RE	$-	-	$(1,029)	(0.03)%	$(57)	0.00%
Business	(166)	(0.00)%	(468)	(0.01)%	279	0.01%
Total commercial	(166)	(0.00)%	(1,497)	(0.04)%	222	0.01%
Consumer
Real Estate	36	0.00%	-	-	-	-
Home equity	42	0.00%	210	0.01%	(373)	(0.01)%
Other	4	0.00%	19	0.00%	(15)	0.00%
Total consumer	82	0.00%	229	0.01%	(388)	(0.01)%
Net loan charge-offs	$(84)		$(1,268)		$(166)
Net loan charge-offs as a % of average loans		(0.00)%		(0.04)%		0.00%

The following table summarizes the allocation of the allowance for credit losses among the various loan categories.

	Year ended December 31,
	2025		2024
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Commercial
Owner occupied RE	$3,911	19.2%	$5,482	17.9%
Non-owner occupied RE	6,773	24.9%	10,219	25.5%
Construction	611	1.7%	940	2.8%
Business	12,148	16.0%	7,745	15.3%
Total commercial	23,443	61.8%	24,386	61.5%
Consumer
Real estate	15,866	30.0%	12,359	31.1%
Home equity	1,827	6.5%	2,655	5.6%
Construction	569	0.6%	115	0.6%
Other	575	1.1%	399	1.2%
Total consumer	18,837	38.2%	15,528	38.5%
Total allowance for credit losses	$42,280	100.0%	$39,914	100.0%

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

Our retail deposits represented $3.16 billion, or 85.1% of total deposits, at December 31, 2025 and $2.89 billion, or 84.0% of total deposits, at December 31, 2024. Brokered deposits were $552.9 million, representing 14.9% of our total deposits at December 31, 2025, and $550.3 million, or 16.0%, at December 31, 2024 and are included in time deposits greater than $250,000 in the following table. Our loan-to-deposit ratio was 103%, 106%, and 107% at December 31, 2025, 2024, and 2023, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us.

	December 31,
	2025		2024		2023
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$715,699	-%	$676,792	-%	$717,275	-%
Interest bearing demand deposits	332,222	0.88%	303,580	0.93%	299,703	0.75%
Money market accounts	1,544,612	3.37%	1,531,994	4.00%	1,672,550	3.66%
Savings accounts	31,001	0.33%	29,931	0.25%	36,324	0.11%
Time deposits less than $250,000	190,292	3.74%	211,494	4.59%	106,169	5.04%
Time deposits greater than $250,000	758,523	4.40%	689,134	5.03%	525,798	4.30%
Total deposits	$3,572,349	2.68%	$3,442,925	3.15%	$3,357,819	2.72%

During the 12 months ended December 31, 2025, our average transaction account balances increased by $81.2 million, or 3.2%, while our average time deposit balances increased by $48.2 million, or 5.4%. Core deposits exclude out-of-market deposits and time deposits of $250,000 or more and provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $2.88 billion, $2.66 billion, and $2.81 billion at December 31, 2025, 2024 and 2023, respectively.

All of our time deposits are certificates of deposit. The maturity distribution of our time deposits of $250,000 or more is as follows:

	December 31,
(dollars in thousands)	2025	2024
Three months or less	$215,650	233,514
Over three through six months	180,050	187,478
Over six through twelve months	271,920	130,568
Over twelve months	110,334	222,468
Total	$777,954	774,028

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2025 and December 31, 2024 were $778.0 million and $774.0 million, respectively, including wholesale deposits.

At December 31, 2025 and 2024, we estimate that we have approximately $1.5 billion and $1.3 billion, respectively, in uninsured deposits including related interest accrued and unpaid. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, the amounts above are estimates and are based on the same methodologies and assumptions used for the Bank’s regulatory reporting requirements by the FDIC for the Call Report.

Liquidity and Capital Resources

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for customers’ credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds. The bank failures beginning in March 2023, and continuing with additional failures in 2024, 2025 and January 2026, exemplify the potential serious results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institution’s ability to satisfy its obligations to depositors. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

At December 31, 2025 and 2024, our cash and cash equivalents amounted to $269.6 million and $162.9 million, or 6.1% and 4.0% of total assets, respectively. Our investment securities at December 31, 2025 and 2024 amounted to $147.8 million and $151.6 million, or 3.4% and 3.7% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain six federal funds purchased lines of credit with correspondent banks totaling $128.5 million to meet short-term liquidity needs. There were no borrowings against the lines at December 31, 2025. At December 31, 2025, we had $181.2 million pledged and available with the Federal Reserve Discount Window.

We are also a member of the FHLB of Atlanta, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at December 31, 2025 was $836.5 million, based on the Bank’s $14.5 million investment in FHLB stock, as well as qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at December 31, 2025 we had $231.9 million of letters of credit outstanding with the FHLB to secure client deposits.

We have a relationship with IntraFi Promontory Network, allowing us to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000. This gives us the ability, as and when needed, to attract and retain large deposits from insurance conscious customers. With IntraFi, we have the option to keep deposits on balance sheet or sell them to other members of the network. Additionally, subject to certain limits, the Bank can use IntraFi to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB. In this manner, IntraFi can provide us with another funding option. Thus, it serves as a deposit-gathering tool and an additional liquidity management tool. Under the Economic Growth, Regulatory Relief, and Consumer Protection Act, a well-capitalized bank with a CAMELS rating of 1 or 2 may hold reciprocal deposits up to the lesser of 20% of its total liabilities or $5 billion without those deposits being treated as brokered deposits.

We also have a line of credit with another financial institution for $15.0 million, which was unused at December 31, 2025. The line of credit was issued on December 28, 2024 at an interest rate of the U.S. Prime Rate plus 0.25% and an original maturity date of February 28, 2025. The line was renewed under the same terms with a new maturity date of March 5, 2026.

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

Total shareholders’ equity was $368.7 million at December 31, 2025 and $330.4 million at December 31, 2024. The $38.3 million increase during 2025 is due primarily to net income to common shareholders of $30.4 million, equity compensation transactions of $3.8 million combined with a $4.0 million increase in other comprehensive income.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) for the three years ended December 31, 2025. Since our inception, we have not paid cash dividends.

	December 31,
(dollars in thousands)	2025	2024	2023
Return on average assets	0.72%	0.38%	0.34%
Return on average equity	8.73%	4.84%	4.44%
Return on average common equity	8.73%	4.84%	4.44%
Average equity to average assets ratio	8.20%	7.83%	7.71%
Tangible common equity to assets ratio	8.37%	8.08%	7.70%

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

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risk-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of December 31, 2025, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements. See Note 21 to the Consolidated Financial Statements for ratios of the Company.

	Actual		For capital adequacy purposes minimum (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025
Total Capital (to risk weighted assets)	$437,207	12.85%	$272,120	8.00%	$340,150	10.00%
Tier 1 Capital (to risk weighted assets)	394,927	11.61%	204,090	6.00%	272,120	8.00%
Common Equity Tier 1 (to risk weighted assets)	394,927	11.61%	153,068	4.50%	221,098	6.50%
Tier 1 Capital (to average assets)	394,927	9.06%	174,276	4.00%	217,845	5.00%

As of December 31, 2024
Total Capital (to risk weighted assets)	$402,629	12.66%	$254,412	8.00%	$318,015	10.00%
Tier 1 Capital (to risk weighted assets)	362,875	11.41%	190,809	6.00%	254,412	8.00%
Common Equity Tier 1 (to risk weighted assets)	362,875	11.41%	143,107	4.50%	206,709	6.50%
Tier 1 Capital (to average assets)	362,875	8.75%	165,941	4.00%	207,426	5.00%

As of December 31, 2023
Total Capital (to risk weighted assets)	$390,197	12.28%	$254,278	8.00%	$317,847	10.00%
Tier 1 Capital (to risk weighted assets)	350,455	11.03%	190,708	6.00%	254,278	8.00%
Common Equity Tier 1 (to risk weighted assets)	350,455	11.03%	143,031	4.50%	206,601	6.50%
Tier 1 Capital (to average assets)	350,455	8.47%	165,414	4.00%	206,767	5.00%
(1)	Ratios do not include the capital conservation buffer of 2.5%.

On September 30, 2019, we sold and issued $23.0 million in aggregate principal amount of 4.75% Fixed-to-Floating Rate Subordinated Notes due 2029 to eligible purchasers in a private offering. We used the proceeds from the offering, which were approximately $22.5 million, for general corporate purposes, including providing capital to the Bank and supporting organic growth. The Notes rank junior in right to payment to the Company’s current and future senior indebtedness. The Notes are intended to qualify as Tier 2 capital for regulatory capital purposes for the Company and are subject to certain limitations. On September 30, 2024, in conjunction with the semi-annual interest payment, we redeemed $11.5 million of our outstanding subordinated debt. Beginning September 30, 2024, the interest rate on the subordinated debt reset to an interest rate per annum equal to the Three-Month Term SOFR plus 340.8 basis points (7.34% at December 31, 2025), payable quarterly in arrears. See Note 9 to the Consolidated Financial Statements for more information on our subordinated debentures.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2025, unfunded commitments to extend credit were approximately $843.6 million, of which $81.4 million were at fixed rates and $762.2 million were at variable rates. At December 31, 2024, unfunded commitments to extend credit were $719.1 million, of which approximately $57.5 million were at fixed rates and $661.6 million were at variable rates. A majority of the unfunded commitments related to commercial business lines of credit and home equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2025 and 2024, there were $20.4 million and $16.2 million of commitments under letters of credit, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of December 31, 2025, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	(11.87)%
Up 200 basis points	(7.16)%
Up 100 basis points	(3.28)%
Base	-
Down 100 basis points	2.67%
Down 200 basis points	6.87%
Down 300 basis points	11.52%

Contractual Obligations

We have commitments with various investment partners under the Small Business Investment Company (“SBIC”) and the Rural Business Investment Company (“RBIC”) programs for which we have committed to make capital contributions from time to time. As of December 31, 2025, $769,000 remained outstanding under these commitments.

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

The following table provides payments due by period for obligations under long-term borrowings and operating lease obligations as of December 31, 2025.

	December 31, 2025
	Payments Due by Period
(dollars in thousands)	Within One Year	Over One to Two Years	Over Two to Three Years	Over Three to Four Years	After Five Years	Total
Certificates of deposit	$846,094	30,643	81,522	62	416	958,737
Subordinated debentures	-	-	-	24,903	-	24,903
Operating lease obligations	2,210	2,267	2,015	1,501	18,686	26,679
Total	$848,304	32,910	83,537	26,466	19,102	1,010,319

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

Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this evaluation under the COSO criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the internal control structure over financial reporting as of December 31, 2025 has been audited by Elliott Davis, LLC, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.

/s/ R. Arthur Seaver, Jr.	/s/ Christian J. Zych
Chief Executive Officer	Chief Financial Officer
Southern First Bancshares, Inc.	Southern First Bancshares, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Southern First Bancshares, Inc. and Subsidiary

Opinion on the Internal Control Over Financial Reporting

We have audited Southern First Bancshares, Inc. and Subsidiary's (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025 of the Company and our report dated February 24, 2026 expressed an unqualified opinion.

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
February 24, 2026

Report of Independent Registered Public Accounting Firm (PCAOB ID 149)

To the Shareholders and Board of Directors of
Southern First Bancshares, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southern First Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 24, 2026, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses

As described in Note 4 to the Company’s financial statements, the Company has a gross loan portfolio of $3.8 billion and related allowance for credit losses of $42.3 million as of December 31, 2025. As described by the Company in Note 1, the Company applied a discounted cash flow methodology on a segment-by-segment basis at the loan level including development of regression models to determine relationships between historical loss experience and macroeconomic variables. Historical loss rates used in the quantitative model were derived using both the Company's and peer bank data obtained from publicly-available sources such as federal call reports encompassing an economic cycle. Management also considers qualitative adjustments when estimating credit losses to consider the model's quantitative limitations. Qualitative adjustments to quantitative loss factors, either negative or positive, may include changes in the global, national and local economy, experience and depth of management, nature and volume of the loan portfolio, risk ratings and volume and severity of past due loans and nonperforming assets, as well as concentration risks and changes in the underlying collateral for collateral dependent loans in the consideration of the qualitative portion of the allowance for credit loss.

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

The primary procedures we performed to address this critical audit matter included the following:

•	We tested the design and operating effectiveness of controls relating to the Company’s determination of the allowance for credit losses, including controls over qualitative factors.

•	We tested the design and operating effectiveness of controls relating to management’s review of reliability and accuracy of data used to calculate and estimate the various components of the allowance for credit losses, including accuracy of the calculation and validation procedures over the models.

•	We evaluated the relevance and the reasonableness of assumptions related to evaluation of the loan portfolio, current economic conditions, and other risk factors used in development of the qualitative factors.

•	We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, and other audit evidence gathered.

•	We evaluated subsequent events and transactions and considered whether they corroborated or contradicted the Company’s estimate of allowance for credit losses.

/s/ Elliott Davis, LLC

We have served as the Company's auditor since 1999.

Greenville, South Carolina
February 24, 2026

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2025	2024
ASSETS
Cash and cash equivalents:
Cash and due from banks	$27,821	22,553
Federal funds sold	183,473	128,452
Interest-bearing deposits with banks	58,289	11,858
Total cash and cash equivalents	269,583	162,863
Investment securities:
Investment securities available for sale	127,730	132,127
Other investments	20,063	19,490
Total investment securities	147,793	151,617
Mortgage loans held for sale	11,569	4,565
Loans	3,845,124	3,631,767
Less allowance for credit losses	(42,280)	(39,914)
Loans, net	3,802,844	3,591,853
Bank owned life insurance	55,775	54,070
Property and equipment, net	83,465	88,794
Deferred income taxes, net	13,702	13,467
Other assets	18,763	20,364
Total assets	$4,403,494	4,087,593
LIABILITIES
Deposits	$3,716,803	3,435,765
Federal Home Loan Bank advances and other borrowings	240,000	240,000
Subordinated debentures	24,903	24,903
Other liabilities	53,131	56,481
Total liabilities	4,034,837	3,757,149
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 20,000,000 shares authorized, 8,213,328 and 8,164,872 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively.	82	82
Nonvested restricted stock	(1,338)	(3,884)
Additional paid-in capital	125,924	124,641
Accumulated other comprehensive loss	(7,454)	(11,472)
Retained earnings	251,443	221,077
Total shareholders’ equity	368,657	330,444
Total liabilities and shareholders’ equity	$4,403,494	4,087,593

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(dollars in thousands, except per share data)	2025	2024	2023
Interest income
Loans	$198,145	186,863	166,137
Investment securities	5,370	5,812	4,463
Federal funds sold and interest-bearing deposits with banks	7,966	8,537	6,998
Total interest income	211,481	201,212	177,598
Interest expense
Deposits	95,624	108,774	91,373
Borrowings	10,906	11,216	8,571
Total interest expense	106,530	119,990	99,944
Net interest income	104,951	81,222	77,654
Provision for credit losses	2,950	125	1,260
Net interest income after provision for credit losses	102,001	81,097	76,394
Noninterest income
Mortgage banking income	6,282	5,560	4,036
Service fees on deposit accounts	2,365	1,764	1,382
ATM and debit card income	2,377	2,337	2,245
Income from bank owned life insurance	1,705	1,569	1,379
Loss on sale of investment securities	(515)	-	-
Other income	924	911	818
Total noninterest income	13,138	12,141	9,860
Noninterest expenses
Compensation and benefits	44,806	43,546	40,275
Occupancy	9,983	10,291	10,255
Outside service and data processing costs	8,528	7,741	7,078
Insurance	3,875	4,022	3,766
Professional fees	2,455	2,404	2,496
Marketing	1,529	1,412	1,357
Other	4,358	3,910	3,600
Total noninterest expenses	75,534	73,326	68,827
Income before income tax expense	39,605	19,912	17,427
Income tax expense	9,239	4,382	4,001
Net income available to common shareholders	$30,366	15,530	13,426
Earnings per common share
Basic	$3.75	1.92	1.67
Diluted	$3.72	1.91	1.66
Weighted average common shares outstanding
Basic	8,091,322	8,080,623	8,046,633
Diluted	8,160,464	8,117,057	8,078,454

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(dollars in thousands)	2025	2024	2023
Net income	$30,366	15,530	13,426
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	4,571	(165)	2,620
Tax benefit (expense)	(960)	35	(552)
Reclassification of realized loss	515	-	-
Tax benefit	(108)	-	-
Other comprehensive income (loss)	4,018	(130)	2,068
Comprehensive income	$34,384	15,400	15,494

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive income	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	(loss)	Earnings	Total
December 31, 2022	8,011,045	$80	-	$-	$(3,306)	$119,027	$(13,410)	$192,121	$294,512
Net income	-	-	-	-	-	-	-	13,426	13,426
Proceeds from exercise of stock options	26,250	-	-	-	-	518	-	-	518
Issuance of restricted stock, net of forfeitures	50,891	1	-	-	(1,705)	1,704	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	1,415	-	-	-	1,415
Compensation expense related to stock options, net of tax	-	-	-	-	-	528	-	-	528
Other comprehensive income	-	-	-	-	-	-	2,068	-	2,068
December 31, 2023	8,088,186	$81	-	$-	$(3,596)	$121,777	$(11,342)	$205,547	$312,467
Net income	-	-	-	-	-	-	-	15,530	15,530
Proceeds from exercise of stock options	16,250	-	-	-	-	294	-	-	294
Issuance of restricted stock, net of forfeitures	60,436	1	-	-	(2,197)	2,196	-	-	-
Compensation expense related to restricted stock, net of tax	-	-	-	-	1,909	-	-	-	1,909
Compensation expense related to stock options, net of tax	-	-	-	-	-	374	-	-	374
Other comprehensive loss	-	-	-	-	-	-	(130)	-	(130)
December 31, 2024	8,164,872	$82	-	$-	$(3,884)	$124,641	$(11,472)	$221,077	$330,444
Net income	-	-	-	-	-	-	-	30,366	30,366
Proceeds from exercise of stock options	68,500	-	-	-	-	2,042	-	-	2,042
Restricted shares withheld for taxes	(12,850)	-	-	-	-	(485)	-	-	(485)
Restricted stock awards (forfeitures)	(7,194)	-	-	-	307	(307)	-	-	-
Share based compensation expense, net of forfeitures	-	-	-	-	2,239	33	-	-	2,272
Other comprehensive income	-	-	-	-	-	-	4,018	-	4,018
December 31, 2025	8,213,328	$82	-	$-	$(1,338)	$125,924	$(7,454)	$251,443	$368,657

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(dollars in thousands)	2025	2024	2023
Operating activities
Net income	$30,366	15,530	13,426
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	2,950	125	1,260
Depreciation and other amortization	4,307	4,810	4,816
Accretion and amortization of securities discounts and premiums, net	430	554	61
Loss on sale of investment securities available for sale	515	-	-
Gain on sale of fixed assets	-	(28)	-
Net change in operating leases	87	145	233
Compensation expense related to stock options and restricted stock grants	2,272	2,283	1,943
Gain on sale of loans held for sale	(6,338)	(5,447)	(3,790)
Loans originated and held for sale	(217,420)	(188,906)	(147,040)
Proceeds from sale of loans held for sale	216,754	196,982	147,553
Increase in cash surrender value of bank owned life insurance	(1,705)	(1,569)	(1,379)
Increase in deferred tax asset	(1,303)	(1,232)	(230)
Decrease (increase) in other assets, net	1,876	(3,527)	(1,378)
Increase (decrease) in other liabilities, net	(2,334)	5,838	2,178
Net cash provided by operating activities	30,457	25,558	17,653
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(213,716)	(30,408)	(329,431)
Purchase of property and equipment	(581)	(785)	(1,242)
Purchase of investment securities:
Available for sale	(32,457)	(23,937)	(63,224)
Other investments	(573)	(4,301)	(51,642)
Proceeds from maturities, calls and repayments of investment securities:
Available for sale	11,894	25,793	24,428
Other investments	-	4,750	42,536
Proceeds from sales of investment securities available for sale	29,101	-	-
Proceeds from sale of fixed assets	-	28	-
Net cash used for investing activities	(206,332)	(28,860)	(378,575)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	281,038	56,201	245,700
Increase (decrease) in Federal Home Loan Bank advances and other borrowings	-	(35,000)	100,000
Decrease in subordinated debentures	-	(11,500)	-
Proceeds from the exercise of stock options	2,042	294	518
Restricted shares withheld for taxes	(485)	-	-
Net cash provided by financing activities	282,595	9,995	346,218
Net increase (decrease) in cash and cash equivalents	106,720	6,693	(14,704)
Cash and cash equivalents, beginning of year	162,863	156,170	170,874
Cash and cash equivalents, end of year	$269,583	162,863	156,170
Supplemental information
Cash paid for
Interest	$106,853	119,348	93,351
Income taxes	10,640	3,767	1,514
Schedule of non-cash transactions
Unrealized gain (loss) on securities, net of income taxes	3,611	(130)	2,068
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	-	145
Foreclosure of other real estate	275	-	-

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

Risks and Uncertainties

In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default within the Company’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company. There were several notable bank failures in 2023, driven primarily by liquidity challenges as depositors rapidly withdrew funds. These failures were exacerbated by the impact of rising interest rates, which left affected banks unable to sell long-term investment securities without incurring significant losses. In response, regulators took steps to stabilize the banking system, including ensuring that losses to the Deposit Insurance Fund used to support uninsured depositors would be recovered through a special assessment on banks, as mandated by law. While the banking disruptions seen in 2023 have largely stabilized, the financial environment remains uncertain, shaped by ongoing inflationary pressures, other bank failures in 2025, and persistent concerns around commercial real estate values and refinancing risks. In late 2024, the Federal Reserve began lowering interest rates in response to easing inflation and slowing growth. While lower rates can support loan demand, they may also compress net interest margins. The Federal Reserve is also continuing balance sheet reduction, contributing to some funding and market volatility. The long-term impact of these developments on the economy, financial institutions, and regulatory frameworks remains uncertain.

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

The Bank makes loans to individuals and businesses in the Upstate, Midlands, and Lowcountry regions of South Carolina as well as the Triangle, Triad and Charlotte regions of North Carolina and Atlanta, Georgia for various personal and commercial purposes. The Bank’s loan portfolio has a concentration of real estate loans. As of December 31, 2025 and 2024, real estate loans represented 82.8% and 83.5% of total loans, respectively. However, borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

As of December 31, 2025, the Company’s and the Bank’s capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession, our reported and regulatory capital ratios could be adversely impacted by future credit losses.

The Company maintains access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the subsidiary bank. As of December 31, 2025, the $15.0 million line was unused.

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

Change in Accounting Estimate

During the first quarter of 2025, the Company changed its methodology for estimating the allowance for credit losses on loans by transitioning from a lifetime probability of default and loss given default model to a discounted cash flow (“DCF”) approach. The Company transitioned to the DCF method as it allows for a better estimation of credit losses through customization among the various inputs by loan segmentation. The DCF model uses regression techniques that relate one or more economic factors to the default rate of various portfolios to build reasonable and supportable forecasts to estimate future losses. The Company determined that the national gross domestic product and unemployment rate were the two economic factors which had the greatest correlation to historical performance for use in the forecasted portion of the model. In addition, the transition to the DCF model allowed the Company to reduce its reliance on qualitative factors and to analyze them on a more granular level, such as by segment. The refinement represents a change in accounting estimate under ASC Topic 250, Accounting Changes and Error Corrections, with prospective application beginning in the period of change. This change in accounting estimate did not have a material effect on the Company’s financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest bearing deposits and federal funds sold. Cash and cash equivalents have original maturities of three months or less, and federal funds sold are generally purchased and sold for one-day periods. Accordingly, the carrying value of these instruments is deemed to be a reasonable estimate of fair value. At December 31, 2025 and 2024, included in cash and cash equivalents was $1.1 million and $5.4 million, respectively, on deposit with the Federal Reserve Bank.

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

Changes in the allowance for credit losses under CECL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2025 and 2024, there was no allowance for credit losses related to the available-for-sale portfolio. In addition, the Company did not have any held-to-maturity securities at December 31, 2025 and 2024, respectively.

Accrued interest receivable on available for sale debt securities totaled $539,000 and $576,000 at December 31, 2025 and December 31, 2024, respectively, and was excluded from the estimate of credit losses.

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

The allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics. The Company has identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses:

Commercial loans

●	Owner occupied real estate - Owner occupied commercial mortgages consist of loans to purchase or re-finance owner occupied nonresidential properties. This includes office buildings, other commercial facilities, and farmland. Commercial mortgages secured by owner occupied properties are primarily dependent on the ability of borrowers to achieve business results consistent with those projected at loan origination. While these loans and leases are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation.

●	Non-owner occupied real estate - Non-owner occupied commercial mortgages consist of loans to purchase or refinance investment nonresidential properties. This includes office buildings and other facilities rented or leased to unrelated parties, as well as farmland and multifamily properties. The primary risk associated with income producing commercial mortgage loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. While these loans are collateralized by real property in an effort to mitigate risk, it is possible the liquidation of collateral will not fully satisfy the obligation.

●	Construction - Construction loans consist of loans to finance land for development of commercial or residential real property and construction of multifamily apartments or other commercial properties. These loans are highly dependent on the supply and demand for commercial real estate as well as the demand for newly constructed residential homes and lots acquired for development. Deterioration in demand could result in decreased collateral values, which could make repayments of outstanding loans difficult for customers.

●	Commercial business - Commercial business loans consist of loans or lines of credit to finance accounts receivable, inventory or other general business needs, business credit cards, and lease financing agreements for equipment, vehicles, or other assets. The primary risk associated with commercial and industrial and lease financing loans is the ability of borrowers to achieve business results consistent with those projected at origination. Failure to achieve these projections presents risk that the borrower will be unable to service the debt consistent with the contractual terms of the loan.

Consumer loans

●	Real estate - Residential mortgages consist of loans to purchase or refinance the borrower’s primary dwelling, second residence or vacation home and are often secured by 1-4 family residential property. Significant and rapid declines in real estate values can result in borrowers having debt levels in excess of the current market value of the collateral.

●	Home equity - Home equity loans consist of home equity lines of credit and other lines of credit secured by first or second liens on the borrower’s primary residence. These loans are secured by both senior and junior liens on the residential real estate and are particularly susceptible to declining collateral values. This risk is elevated for loans secured by junior lines as a substantial decline in value could render the junior lien position effectively unsecured.

●	Construction - Construction loans consist of loans to construct a borrower’s primary or secondary residence or vacant land upon which the owner intends to construct a dwelling at a future date. These loans are typically secured by undeveloped or partially developed land in anticipation of completing construction of a 1-4 family residential property. There is risk these construction and development projects can experience delays and cost overruns exceeding the borrower’s financial ability to complete the project. Such cost overruns can result in foreclosure of partially completed and unmarketable collateral.

●	Other - Consumer loans consist of loans to finance unsecured home improvements, student loans, automobiles and revolving lines of credit that can be secured or unsecured. The value of the underlying collateral within this class is at risk of potential rapid depreciation which could result in unpaid balances in excess of the collateral.

On January 1, 2025, the Company transitioned to the DCF modeling approach to estimate the allowance for credit losses “ACL” on loans as it allows for a better estimation of credit losses through customization among the various inputs by loan segmentation. The DCF methodology is applied on a segment-by-segment basis at the loan level with a one-year reasonable and supportable forecast period, followed by a one-year reversion to the long-term average. The Company considers economic forecasts of national gross domestic product (“GDP”) and unemployment rates as reported by Fannie Mae to inform the model for loss estimation. Historical loss rates used in the quantitative model were derived using both the Bank’s and peer bank data obtained from publicly-available sources (i.e., federal call reports) encompassing an economic cycle. The peer group utilized by the Bank is comprised of financial institutions of relatively similar size (i.e., $1-$15 billion of total assets) and in similar markets. In addition, the DCF methodology considers the weighted average life of the portfolio, impacting the reaction time and the exposure to potential loss based on changes in the interest rate environment. Management also considers qualitative adjustments when estimating loan losses to take into account the model’s quantitative limitations. Qualitative adjustments to quantitative loss factors, either negative or positive, may include changes in lending policies; international, national, regional, and local conditions; volume and terms of loans; experience and depth of management; volume and severity of past due loans; concentrations of credit; and loan review results. The Company enhanced its qualitative factor framework to better address risks that are not reflected in the quantitative loss factors. The risk weightings associated with certain qualitative factors were revised based on new information reflecting the current economic and market environment.

Prior to January 1, 2025, the Company used a lifetime probability of default and loss given default modeling approach to estimate the allowance for credit losses on loans. This method used historical correlations between default experience and the age of loans to forecast defaults and losses, assuming that a loan in a pool shares similar risk characteristics such as loan product type, risk rating and loan age, and demonstrates similar default characteristics as other loans in that pool, as the loan progresses through its lifecycle. The Company calculated lifetime probability of default and loss given default rates based on historical loss experience, which was used to calculate expected losses based on the pool’s loss rate and the age of loans in the pool. The Company used its own internal data to measure historical credit loss experience within the pools with similar risk characteristics over an economic cycle. The probability of default and loss given default method also includes assumptions of observed migration over the lifetime of the underlying loan data.

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

Accrued Interest Receivable

Accrued interest receivable related to loans totaled $11.8 million and $11.0 million at December 31, 2025 and December 31, 2024, respectively, and was reported in other assets on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectable interest.

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

Nonaccrual and Past Due Loans

Loans are generally placed on nonaccrual status when principal or interest becomes 90 days past due, or when payment in full is not anticipated. When a loan is placed on nonaccrual status, interest accrued but not received is generally reversed against interest income. Cash receipts on nonaccrual loans are not recorded as interest income, but are used to reduce the loan’s principal balance. A nonaccrual loan is generally returned to accrual status and accrual of interest is resumed when payments have been made according to the terms and conditions of the loan for a continuous six-month period. Our loans are considered past due when contractually required principal or interest payments have not been made on the due dates.

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

Individually Evaluated Loans

Our individually evaluated loans include loans on nonaccrual status and other loans as needed. For loans that are classified as individually evaluated, an allowance is established when the fair value (discounted cash flows, collateral value, or observable market price) of the individually evaluated loan less costs to sell, are lower than the carrying value of that loan. A loan is considered individually evaluated when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due, among other factors. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as individually evaluated. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including, without limitation, the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The allowance for credit loss is measured on a loan-by-loan basis for commercial and consumer loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Income Taxes

The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for the purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Company believes that its income tax filing positions taken or expected to be taken on its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s federal and state income tax returns are open and subject to examination from the 2022 tax return year and forward.

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

In December 2023, the FASB amended the Income Taxes topic in the Accounting Standards Codification to improve the transparency of income tax disclosures. The amendments were effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments did not have a material effect on the Company’s financial statements.

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

In December 2025, the FASB amended the Interim Reporting topic in the Accounting Standards Codification to clarify current interim reporting requirements. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update can be applied prospectively or retrospectively. The Company does not expect these amendments to have a material effect on its financial statements.

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

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	December 31, 2025
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$1,703	-	103	1,600
US government agencies	13,225	33	980	12,278
State and political subdivisions	19,934	-	2,064	17,870
Asset-backed securities	16,505	32	118	16,419
Mortgage-backed securities	85,798	14	6,249	79,563
Total investment securities available for sale	$137,165	79	9,514	127,730

	December 31, 2024
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$2,121	-	194	1,927
US treasuries	999	-	91	908
US government agencies	17,540	1	1,746	15,795
State and political subdivisions	22,387	-	3,065	19,322
Asset-backed securities	36,613	36	111	36,538
Mortgage-backed securities	66,988	19	9,370	57,637
Total investment securities available for sale	$146,648	56	14,577	132,127

During 2025 and 2024, $11.9 million and $25.8 million, respectively, of investment securities matured or were called. No gain or loss was recognized on the maturities of the investment securities. During 2025 approximately $29.1 million of investment securities were either sold or called, resulting in a loss on sale of investment securities of $515,000.

The amortized costs and fair values of investment securities available for sale at December 31, 2025 and 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers have the right to prepay the obligations.

	December 31, 2025		December 31, 2024
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Due within one year	$20	19	$470	461
Due after one through five years	12,207	11,261	17,897	16,154
Due after five through ten years	27,673	25,730	29,512	26,791
Due after ten years	97,265	90,720	98,769	88,721
Total investment securities	$137,165	127,730	$146,648	132,127

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2025 and 2024.

							December 31, 2025
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,600	$103	1	$1,600	$103
US government agencies	-	-	-	7	8,367	980	7	8,367	980
State and political subdivisions	-	-	-	29	17,870	2,064	29	17,870	2,064
Asset-backed securities	3	4,483	22	2	6,035	96	5	10,518	118
Mortgage-backed securities	7	34,538	163	57	42,546	6,086	64	77,084	6,249
Total investment securities	10	$39,021	$185	96	$76,418	$9,329	106	$115,439	$9,514

							December 31, 2024
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,927	$194	1	$1,927	$194
US treasuries	-	-	-	1	908	91	1	908	91
US government agencies	1	2,694	1	9	10,269	1,745	10	12,963	1,746
State and political subdivisions	3	1,436	153	30	17,886	2,912	33	19,322	3,065
Asset-backed securities	6	15,828	83	5	5,344	28	11	21,172	111
Mortgage-backed securities	6	8,226	409	61	45,360	8,961	67	53,586	9,370
Total investment securities	16	$28,184	$646	107	$81,694	$13,931	123	$109,878	$14,577

At December 31, 2025, the Company had 106 individual investments that were in an unrealized loss position. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality and the issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. Additional information related to the types of securities held at December 31, 2025, other than securities issued or guaranteed by US government entities or agencies including US Treasuries and substantially all of the Company’s mortgage-backed securities, is as follows:

Corporate securities – The Company has one holding in corporate debt securities for which there have been no payment defaults.

Municipal securities – All of the Company’s holdings of municipal bonds were investment grade and there have been no payment defaults. All of these securities have been rated A+ or higher by Moody’s or Standard & Poors or Fitch.

Asset-backed securities – There were five investment grade asset-backed securities, and there have been no payment default on these securities.

As such, there is no allowance for credit losses on available for sale securities recognized as of December 31, 2025.

Other investments are comprised of the following and are recorded at cost which approximates fair value:

	December 31,
(dollars in thousands)	2025	2024
Federal Home Loan Bank stock	$14,540	14,516
Other nonmarketable investments	5,120	4,571
Investment in Trust Preferred subsidiaries	403	403
Total other investments	$20,063	19,490

The Company has evaluated other investments for impairment and determined that the other investments are not impaired as of December 31, 2025 and ultimate recoverability of the par value of the investments is probable. All of the FHLB stock is used to collateralize advances with the FHLB.

At December 31, 2025 and 2024, there were no securities pledged as collateral for repurchase agreements from brokers.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. Loans held for sale include mortgage loans which are saleable into the secondary mortgage markets and their fair values are estimated using observable quoted market or contracted prices or market price equivalents, which would be used by other market participants. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At December 31, 2025, mortgage loans held for sale totaled $11.6 million compared to $4.6 million at December 31, 2024.

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

NOTE 4 – Loans and Allowance for Credit Losses

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Upstate, Midlands, and Lowcountry regions of South Carolina, the Triangle, Triad, and Charlotte regions of North Carolina as well as Atlanta, Georgia. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. The Company focuses its lending activities on businesses and individuals that reside in the markets that we serve. The principal component of the loan portfolio is loans secured by real estate mortgages which account for 82.8% of total loans at December 31, 2025. Commercial loans comprise 55.2% of total real estate loans and consumer loans account for 44.8%. Commercial real estate loans are further categorized into owner occupied which represents 19.2% of total loans and non-owner occupied loans which represents 24.9%. Commercial construction loans represent only 1.7% of the total loan portfolio.

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

Loan Portfolio Composition

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $5.6 million and $6.2 million as of December 31, 2025 and December 31, 2024, respectively.

	December 31
(dollars in thousands)	2025		2024
Commercial
Owner occupied RE	$736,979	19.2%	$651,597	17.9%
Non-owner occupied RE	956,812	24.9%	924,367	25.5%
Construction	63,666	1.7%	103,204	2.8%
Business	619,667	16.0%	556,117	15.3%
Total commercial loans	2,377,124	61.8%	2,235,285	61.5%
Consumer
Real estate	1,153,285	30.0%	1,128,629	31.1%
Home equity	248,685	6.5%	204,897	5.6%
Construction	24,997	0.6%	20,874	0.6%
Other	41,033	1.1%	42,082	1.2%
Total consumer loans	1,468,000	38.2%	1,396,482	38.5%
Total gross loans, net of deferred fees	3,845,124	100.0%	3,631,767	100.0%
Less – allowance for credit losses	(42,280)		(39,914)
Total loans, net	$3,802,844		$3,591,853

The composition of gross loans by rate type is as follows:

	December 31,
(dollars in thousands)	2025	2024
Floating rate loans	$979,180	697,897
Fixed rate loans	2,865,944	2,933,870
Total loans	$3,845,124	3,631,767

At December 31, 2025, approximately $1.38 billion of the Company’s mortgage loans were pledged as collateral for advances from the FHLB, as set forth in Note 8.

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

A description of the general characteristics of the risk grades is as follows:

●	Pass— A pass loan ranges from minimal to average credit risk; however, still has acceptable credit risk.

●	Watch— A watch loan exhibits above average credit risk due to minor weaknesses and warrants closer scrutiny by management.

•	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

●	Substandard— A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, which may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

●	Doubtful— A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following table presents loan balances classified by credit quality indicators by year of origination as of December 31, 2025.

							December 31, 2025
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$109,796	62,028	36,348	187,991	120,627	187,495	100	596	704,981
Watch	2,062	438	5,833	5,734	2,249	9,929	-	-	26,245
Special Mention	2,070	-	-	-	-	3,424	-	-	5,494
Substandard	-	-	-	259	-	-	-	-	259
Total Owner occupied RE	113,928	62,466	42,181	193,984	122,876	200,848	100	596	736,979

Non-owner occupied RE
Pass	75,982	60,413	61,961	302,086	142,876	255,478	760	1,012	900,568
Watch	-	618	1,653	13,553	13,886	9,453	-	-	39,163
Special Mention	-	144	-	-	190	7,586	-	-	7,920
Substandard	-	-	-	2,244	-	6,917	-	-	9,161
Total Non-owner occupied RE	75,982	61,175	63,614	317,883	156,952	279,434	760	1,012	956,812

Construction
Pass	23,211	28,284	-	7,921	53	-	-	-	59,469
Watch	-	-	-	1,766	2,431	-	-	-	4,197
Total Construction	23,211	28,284	-	9,687	2,484	-	-	-	63,666

Business
Pass	109,351	42,578	44,987	100,908	28,743	55,659	210,992	465	593,683
Watch	799	719	1,180	3,006	2,186	4,090	8,675	402	21,057
Special Mention	71	652	-	621	-	664	1,807	-	3,815
Substandard	149	-	627	-	-	74	262	-	1,112
Total Business	110,370	43,949	46,794	104,535	30,929	60,487	221,736	867	619,667
Current period gross write-offs	-	-	-	-	-	(78)	(213)	-	(291)
Total Commercial loans	323,491	195,874	152,589	626,089	313,241	540,769	222,596	2,475	2,377,124

Consumer
Real estate
Pass	136,015	58,846	125,186	254,815	248,173	276,765	-	-	1,099,800
Watch	1,076	1,237	5,045	6,351	7,899	8,092	-	-	29,700
Special Mention	193	489	1,513	5,158	2,434	7,568	-	-	17,355
Substandard	-	1,118	1,034	647	715	2,916	-	-	6,430
Total Real estate	137,284	61,690	132,778	266,971	259,221	295,341	-	-	1,153,285

Home equity
Pass	-	-	-	-	-	-	232,962	-	232,962
Watch	-	-	-	-	-	-	8,730	-	8,730
Special Mention	-	-	-	-	-	-	5,501	-	5,501
Substandard	-	-	-	-	-	-	1,492	-	1,492
Total Home equity	-	-	-	-	-	-	248,685	-	248,685

Construction
Pass	20,031	2,308	-	-	-	-	648	-	22,987
Watch	-	-	2,010	-	-	-	-	-	2,010
Total Construction	20,031	2,308	2,010	-	-	-	648	-	24,997

Other
Pass	5,048	623	586	1,062	340	1,102	31,027	-	39,788
Watch	23	134	34	24	322	109	135	-	781
Special Mention	13	26	5	316	47	38	19	-	464
Total Other	5,084	783	625	1,402	709	1,249	31,181	-	41,033
Current period gross write-offs	(30)	-	-	-	(20)	-	(10)	-	(60)
Total Consumer loans	162,399	64,781	135,413	268,373	259,930	296,590	280,514	-	1,468,000
Total loans	$485,890	260,655	288,002	894,462	573,171	837,359	503,110	2,475	3,845,124
Total Current period gross write-offs	(30)	-	-	-	(20)	(78)	(223)	-	(351)

The following table presents loan balances classified by credit quality indicators by year of origination as of December 31, 2024.

							December 31, 2024
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$51,338	47,997	186,361	122,306	66,561	145,743	160	238	620,704
Watch	480	1,180	3,638	1,962	8,828	11,012	-	-	27,100
Special Mention	-	-	162	-	-	2,840	-	-	3,002
Substandard	-	-	-	-	-	791	-	-	791
Total Owner occupied RE	51,818	49,177	190,161	124,268	75,389	160,386	160	238	651,597

Non-owner occupied RE
Pass	50,685	70,517	321,726	145,658	95,994	183,723	360	220	868,883
Watch	-	954	6,081	10,238	4,705	8,435	-	-	30,413
Special Mention	-	-	-	7,579	-	8,882	-	-	16,461
Substandard	-	-	969	-	-	7,641	-	-	8,610
Total Non-owner occupied RE	50,685	71,471	328,776	163,475	100,699	208,681	360	220	924,367
Current period gross write-offs	-	-	-	-	-	(1,029)	-	-	(1,029)

Construction
Pass	24,076	26,501	34,067	15,000	-	-	-	-	99,644
Watch	-	2,420	1,140	-	-	-	-	-	3,560
Total Construction	24,076	28,921	35,207	15,000	-	-	-	-	103,204

Business
Pass	54,814	41,743	129,450	38,312	15,716	51,566	196,246	803	528,650
Watch	-	132	5,353	2,174	1,423	5,243	8,776	389	23,490
Special Mention	660	95	805	-	65	533	-	206	2,364
Substandard	28	-	-	-	385	630	570	-	1,613
Total Business	55,502	41,970	135,608	40,486	17,589	57,972	205,592	1,398	556,117
Current period gross write-offs	-	-	-	(143)	(347)	(18)	(72)	-	(580)
Total Commercial loans	182,081	191,539	689,752	343,229	193,677	427,039	206,112	1,856	2,235,285

Consumer
Real estate
Pass	78,287	144,487	277,854	263,079	160,007	153,584	-	-	1,077,298
Watch	671	2,409	6,961	8,573	4,147	4,632	-	-	27,393
Special Mention	817	1,536	5,987	2,664	2,804	5,181	-	-	18,989
Substandard	212	508	967	746	821	1,695	-	-	4,949
Total Real estate	79,987	148,940	291,769	275,062	167,779	165,092	-	-	1,128,629

Home equity
Pass	-	-	-	-	-	-	188,451	-	188,451
Watch	-	-	-	-	-	-	9,114	-	9,114
Special Mention	-	-	-	-	-	-	6,173	-	6,173
Substandard	-	-	-	-	-	-	1,159	-	1,159
Total Home equity	-	-	-	-	-	-	204,897	-	204,897
Current period gross write-offs	-	-	-	-	-	-	(45)	-	(45)

Construction
Pass	7,700	3,636	9,222	316	-	-	-	-	20,874
Total Construction	7,700	3,636	9,222	316	-	-	-	-	20,874

Other
Pass	2,732	836	1,521	1,593	1,229	2,609	29,660	-	40,180
Watch	167	61	12	366	-	129	595	-	1,330
Special Mention	36	35	325	66	-	65	45	-	572
Total Other	2,935	932	1,858	2,025	1,229	2,803	30,300	-	42,082
Current period gross write-offs	-	-	-	-	-	(38)	(42)	-	(80)
Total Consumer loans	90,622	153,508	302,849	277,403	169,008	167,895	235,197	-	1,396,482
Total loans	$272,703	345,047	992,601	620,632	362,685	594,934	441,309	1,856	3,631,767
Total Current period gross write-offs	-	-	-	(143)	(347)	(1,085)	(159)	-	(1,734)

The following tables present loan balances by age and payment status.

	December 31, 2025
(dollars in thousands)	Accruing 30-59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$-	-	-	259	736,720	736,979
Non-owner occupied RE	-	-	-	6,917	949,895	956,812
Construction	-	-	-	-	63,666	63,666
Business	627	-	-	189	618,851	619,667
Consumer
Real estate	4,235	315	-	5,763	1,142,972	1,153,285
Home equity	-	250	-	705	247,730	248,685
Construction	-	-	-	-	24,997	24,997
Other	33	-	-	-	41,000	41,033
Total loans	$4,895	565	-	13,833	3,825,831	3,845,124
	December 31, 2024
(dollars in thousands)	Accruing 30-59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$292	-	-	-	651,305	651,597
Non-owner occupied RE	-	-	-	7,641	916,726	924,367
Construction	-	-	-	-	103,204	103,204
Business	1,319	-	-	1,016	553,782	556,117
Consumer
Real estate	3,839	938	-	1,908	1,121,944	1,128,629
Home equity	41	-	-	312	204,544	204,897
Construction	-	-	-	-	20,874	20,874
Other	-	-	-	-	42,082	42,082
Total loans	$5,491	938	-	10,877	3,614,461	3,631,767

As of December 31, 2025 and December 31, 2024, accruing loans 30 days or more past due represented 0.14% and 0.18% of the Company’s total loan portfolio, respectively. Commercial loans accruing 30 days or more past due were 0.02% and 0.05% of the Company’s total loan portfolio as of December 31, 2025 and December 31, 2024, respectively. Consumer loans accruing 30 days or more past due were 0.12% and 0.13% of total loans as of December 31, 2025 and December 31, 2024, respectively.

Nonperforming assets

The following table shows the nonperforming assets and the related percentage of nonperforming assets to total assets and gross loans. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Other real estate owned represents one property at December 31, 2025. Activity related to the OREO property during the year was not material.

		December 31,
(dollars in thousands)	2025	2024
Nonaccrual loans	$13,833	10,877
Other real estate owned	275	-
Total nonperforming assets	$14,108	10,877
Nonperforming assets as a percentage of:
Total assets	0.32%	0.27%
Gross loans	0.37%	0.30%
Total loans over 90 days past due	$4,499	2,641
Loans over 90 days past due and still accruing	-	-

The table below summarizes nonaccrual loans by major categories for the periods presented.

	December 31, 2025				December 31, 2024
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	loans	loans	Total	loans	loans	Total
	with no	with an	nonaccrual	with no	with an	nonaccrual
(dollars in thousands)	allowance	allowance	loans	allowance	allowance	loans
Commercial
Owner occupied RE	$-	259	259	$-	-	-
Non-owner occupied RE	5,097	1,820	6,917	5,844	1,797	7,641
Business	-	189	189	-	1,016	1,016
Total commercial	5,097	2,268	7,365	5,844	2,813	8,657
Consumer
Real estate	4,122	1,641	5,763	1,526	382	1,908
Home equity	705	-	705	312	-	312
Total consumer	4,827	1,641	6,468	1,838	382	2,220
Total nonaccrual loans	$9,924	3,909	13,833	$7,682	3,195	10,877

Foregone interest income on the nonaccrual loans for the years ended December 31, 2025 and 2024 was approximately $308,000 and $200,000, respectively. We did not recognize interest income on nonaccrual loans for the twelve months ended December 31, 2025 and December 31, 2024. Accrued interest of approximately $111,000 was reversed during the twelve months ended December 31, 2025 and approximately $113,000 was reversed during the twelve months ended December 31, 2024. The accrued interest reversed during 2025 was primarily related to consumer real estate loans, while the accrued interest reversed in 2024 was primarily related to commercial non-owner occupied and consumer real estate loans.

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

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses due to the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty during the twelve months ended December 31, 2025, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty. Loan modifications to borrowers experiencing financial difficulty were not material for the twelve months ended December 31, 2024.

			Term Extension
(dollars in thousands)	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial Non-owner occupied	$6,872	0.72%	Reduced interest rate to 2.00% from 5.06% on both loans. Extended maturity date to January 2, 2026 on both loans.

Neither of the two loans modified during 2025 had a payment default during the period. The Company closely monitors the performance of the loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Both loans are in current payment status since the loan modification occurred in the fourth quarter of 2025. There have been no commitments to lend additional funds to the borrowers experiencing financial difficulty as of December 31, 2025.

Allowance for Credit Losses

The following table summarizes the activity related to the allowance for credit losses for the years ended December 31, 2025, December 31, 2024 and December 31, 2023. The $2.5 million provision for credit losses for the 12 months ended December 31, 2025 was driven primarily by $213.4 million in loan growth for the year, while the $500,000 provision for credit losses for the 12 months ended December 31, 2024 was driven primarily by $29.1 million in loan growth for the year. In addition, expected loss rates declined during both years due to historically low charge-offs.

Under the DCF methodology, expected loss rates are evaluated at the individual loan level using contractual cash flows, prepayment assumptions, reasonable and supportable economic forecasts, and other model inputs. Internal risk ratings continue to inform credit risk monitoring, segmentation, and qualitative adjustments, as applicable. The incorporation of the weighted average life of loan into the calculation was a key driver of the change in allocation between our commercial portfolio and our consumer portfolio as the weighted average life of our consumer loans is generally longer than that of our commercial loans, thus driving the changes in the expected loss rate to correlate to the expected life of the loan. As a result, the allocation of the ACL shifted among loan categories, reducing the ACL allotted to the commercial portfolio and increasing the ACL allotted to the consumer portfolio.

				For the year ended December 31, 2025
			Commercial						Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$5,482	10,219	940	7,745	12,359	2,655	115	399	39,914
Change in accounting estimate	(1,673)	(2,928)	(156)	3,566	2,608	(1,232)	324	139	648
Provision for credit losses	102	(518)	(173)	1,003	863	362	130	33	1,802
Loan charge-offs	-	-	-	(291)	-	-	-	(60)	(351)
Loan recoveries	-	-	-	125	36	42	-	64	267
Net loan recoveries (charge-offs)	-	-	-	(166)	36	42	-	4	(84)
Balance, end of period	$3,911	6,773	611	12,148	15,866	1,827	569	575	42,280
Net charge-offs to average loans (annualized)									0.00%
Allowance for credit losses to gross loans									1.10%
Allowance for credit losses to nonperforming loans									305.65%

				For the year ended December 31, 2024
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$6,118	11,167	1,594	7,385	10,647	2,600	677	494	40,682
Provision for credit losses	(636)	81	(654)	828	1,712	(155)	(562)	(114)	500
Loan charge-offs	-	(1,029)	-	(580)	-	(45)	-	(80)	(1,734)
Loan recoveries	-	-	-	112	-	255	-	99	466
Net loan recoveries (charge-offs)	-	(1,029)	-	(468)	-	210	-	19	(1,268)
Balance, end of period	$5,482	10,219	940	7,745	12,359	2,655	115	399	39,914
Net charge-offs to average loans (annualized)									0.04%
Allowance for credit losses to gross loans									1.10%
Allowance for credit losses to nonperforming loans									366.94%

				For the year ended December 31, 2023
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non-owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$5,867	10,376	1,292	7,861	9,487	2,551	893	312	38,639
Provision for credit losses	251	848	302	(755)	1,160	422	(216)	197	2,209
Loan charge-offs	-	(242)	-	(65)	-	(438)	-	(16)	(761)
Loan recoveries	-	185	-	344	-	65	-	1	595
Net loan recoveries (charge-offs)	-	(57)	-	279	-	(373)	-	(15)	(166)
Balance, end of period	$6,118	11,167	1,594	7,385	10,647	2,600	677	494	40,682
Net charge-offs to average loans (annualized)									0.00%
Allowance for credit losses to gross loans									1.13%
Allowance for credit losses to nonperforming loans									1026.55%

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

The following table presents an analysis of collateral-dependent loans of the Company as of December 31, 2025 and December 31, 2024.

		December 31, 2025
	Real	Business
(dollars in thousands)	estate	assets	Total
Commercial
Owner occupied RE	$-	259	259
Non-owner occupied RE	6,917	-	6,917
Business	165	24	189
Total commercial	7,082	283	7,365
Consumer
Real estate	5,763	-	5,763
Home equity	705	-	705
Total consumer	6,468	-	6,468
Total collateral dependent loans	$13,550	283	13,833

		December 31, 2024
	Real	Business
(dollars in thousands)	estate	assets	Total
Commercial
Non-owner occupied RE	$7,641	-	7,641
Business	460	556	1,016
Total commercial	8,101	556	8,657
Consumer
Real estate	1,908	-	1,908
Home equity	312	-	312
Total consumer	2,220	-	2,220
Total collateral dependent loans	$10,321	556	10,877

Allowance for Credit Losses - Unfunded Loan Commitments

The allowance for credit losses for unfunded loan commitments was $2.0 million and $1.5 million at December 31, 2025 and 2024, respectively, and is separately classified on the balance sheet within other liabilities. The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the twelve months ended December 31, 2025 and December 31, 2024.

	For the years ended December 31,
(dollars in thousands)	2025	2024	2023
Balance, beginning of period	$1,456	1,831	2,780
Provision for (reversal of) credit losses	500	(375)	(949)
Balance, end of period	$1,956	1,456	1,831
Unfunded Loan Commitments	843,630	719,084	724,606
Reserve for Unfunded Commitments	0.23%	0.20%	0.25%

NOTE 5 – Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
(dollars in thousands)	2025	2024
Land	$11,244	11,244
Buildings	54,944	54,932
Leasehold improvements	5,789	5,789
Furniture and equipment	22,694	22,304
Software	427	409
Construction in process	219	56
Accumulated depreciation and amortization	(30,854)	(26,547)
Property and equipment, excluding ROU assets	64,463	68,187
ROU assets	19,002	20,607
Total property and equipment	$83,465	88,794

Construction in process at December 31, 2025 and 2024 consisted primarily of costs associated with information technology projects that will be within the next 12 months. Depreciation and amortization expense for the years ended December 31, 2025 and 2024 was $4.3 million and $4.7 million, respectively. Depreciation and amortization are charged to operations utilizing a straight-line method over the estimated useful lives of the assets. The estimated useful lives for the principal items follow:

Type of Asset	Life in Years
Software	3
Furniture and equipment	5 to 7
Leasehold improvements	5 to 15
Buildings	40

NOTE 6 – Leases

The Company had operating right-of-use (“ROU”) assets, included in property and equipment, of $19.0 million and $20.6 million as of December 31, 2025 and 2024, respectively. The Company had lease liabilities, included in other liabilities, of $21.7 million and $23.2 million as of December 31, 2025 and 2024, respectively. We maintain operating leases on land and buildings for various office spaces. The lease agreements have maturity dates ranging from January 2028 to February 2032, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 4.31 years and 4.95 years as of December 31, 2025 and 2024, respectively. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term. The ROU assets also include any initial direct costs incurred and lease payments made at or before commencement date and are reduced by any lease incentives.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term at implementation of the accounting standard and as of the lease commencement date for leases subsequently entered into. The weighted average discount rate for leases was 2.27% and 2.28% as of December 31, 2025 and 2024, respectively.

Total operating lease costs were $2.5 million and $2.4 million for the years ended December 31, 2025 and 2024, respectively.

Operating lease payments due as of December 31, 2025 were as follows:

Operating
(dollars in thousands)	Leases
2026	$2,210
2027	2,267
2028	2,015
2029	1,501
2030	1,522
Thereafter	17,164
Total undiscounted lease payments	26,679
Discount effect of cash flows	4,969
Total lease liability	$21,710

NOTE 7 – Deposits

The following is a detail of the deposit accounts:

	December 31,
(dollars in thousands)	2025	2024
Noninterest bearing	$732,287	683,081
Interest bearing:
NOW accounts	423,270	314,588
Money market accounts	1,573,039	1,438,530
Savings	29,470	31,976
Time deposits	958,737	967,590
Total deposits	$3,716,803	3,435,765

At December 31, 2025 and 2024, time deposits greater than $250,000 were $778.0 million and $774.0 million, respectively.

Also, at December 31, 2025, the Company had $552.9 million deposits in brokered deposits, or deposits that were obtained outside the Company’s primary market, compared to $550.3 million at December 31, 2024. Interest expense on time deposits greater than $250,000 was $33.4 million for the year ended December 31, 2025, $34.8 million for the year ended December 31, 2024, and $22.5 million for the year ended December 31, 2023.

At December 31, 2025 the scheduled maturities of time deposits are as follows:

(dollars in thousands)
2026	$846,094
2027	30,643
2028	81,522
2029	62
2030	416
Total time deposits	$958,737

NOTE 8 – Federal Home Loan Bank Advances and Other Borrowings

At December 31, 2025 and December 31, 2024, we had $240.0 million of convertible fixed rate FHLB advances with a weighted average rate of 3.74% which was secured with approximately $1.38 billion of mortgage loans and $14.5 million of stock in the FHLB. At December 31, 2024, the $240.0 million was secured with approximately $1.29 billion of mortgage loans and $14.5 million of stock in the FHLB. Listed below is a summary of the terms and maturities of the advances outstanding at December 31, 2025 and 2024.

	December 31,
(dollars in thousands)	2025		2024
Maturity	Amount	Rate	Amount	Rate
April 28, 2028	$40,000	3.51%	$40,000	3.51%
June 28, 2028	40,000	3.54%	40,000	3.54%
July 10, 2028	40,000	3.87%	40,000	3.87%
July 10, 2028	40,000	3.96%	40,000	3.96%
May 15, 2029	35,000	3.90%	35,000	3.90%
July 10, 2029	45,000	3.69%	45,000	3.69%
Total FHLB advances outstanding	$240,000	3.74%	$240,000	3.74%

NOTE 9 – Subordinated Debentures

On June 26, 2003, Greenville First Statutory Trust I (a non-consolidated subsidiary) issued $6.0 million floating rate trust preferred securities with a maturity of June 26, 2033. At December 31, 2025, the interest rate was 7.05% and is indexed to the Three-month SOFR rate on the determination date plus 3.10% and adjusted quarterly. The Company received from the Trust the $6.0 million proceeds from the issuance of the securities and the $186,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $6.2 million junior subordinated debentures.

On December 22, 2005, Greenville First Statutory Trust II (a non-consolidated subsidiary) issued $7.0 million floating rate trust preferred securities with a maturity of December 22, 2035. At December 31, 2025, the interest rate was 5.39% and is indexed to the Three-month SOFR rate on the determination date plus 1.44% and adjusted quarterly. The Company received from the Trust the $7.0 million proceeds from the issuance of the securities and the $217,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $7.2 million junior subordinated debentures.

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

The Notes have a ten-year term and, from and including the date of issuance to but excluding September 30, 2024, will bear interest at a fixed annual rate of 4.75%, payable semi-annually in arrears, for the first five years of the term. From and including September 30, 2024 to but excluding the maturity date or early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to a benchmark rate (the Three-Month Term SOFR) plus 340.8 basis points (7.34% at December 31, 2025), payable quarterly in arrears. As provided in the Notes, the interest rate on the Notes during the applicable floating rate period may be determined based on a rate other than Three-Month Term SOFR. The Purchase Agreement contains certain customary representations, warranties and covenants made by the Company, on the one hand, and the Purchasers, severally and not jointly, on the other hand.

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

NOTE 10 – Unused Lines of Credit

At December 31, 2025, the Company had six lines of credit to purchase federal funds that totaled $128.5 million which were unused at December 31, 2025. The lines of credit are available on a one to 14 day basis for general corporate purposes of the Company. The lenders have reserved the right to withdraw the line at their option. The Company has an additional line of credit with the FHLB to borrow funds, subject to a pledge of qualified collateral. The Company has collateral that would support approximately $836.5 million in additional borrowings with the FHLB at December 31, 2025.

At December 31, 2025, we had $181.2 million pledged and available with the Federal Reserve Discount Window. Comparatively, at December 31, 2024, we had $210.8 million pledged and available with the Federal Reserve Discount Window.

The Company also has an unsecured, interest only line of credit for $15 million with another financial institution which was unused at December 31, 2025. The line bears interest at the U.S. Prime Rate plus 0.25% and expires on March 5, 2026. The loan agreement contains various financial covenants related to capital, earnings and asset quality.

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

The Company entered into a pay-fixed portfolio layer method (“PLM”) fair value swap, designated as a hedging instrument, with a total notional amount of $200.0 million and a maturity date of May 25, 2028 in the second quarter of 2023. The Company entered into a second pay-fixed PLM fair value swap, designated as a hedging instrument, with a total notional amount of $100.0 million and a maturity date of August 27, 2027 in the third quarter of 2024. Under the PLM method, the hedged item is designated as a hedged layer of a closed portfolio of financial loans that is anticipated to remain outstanding for the designated hedged period. Adjustments are made to record the swap at fair value on the consolidated balance sheets, with changes in fair value recognized in interest income. The carrying value of the fair value swap on the consolidated balance sheets will also be adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk. On December 1, 2025, the Company terminated both of the pay-fixed PLM fair value swaps designated as hedging instruments. The cumulative fair value hedge basis adjustment of $2.4 million is included in gross loans and will be amortized over 77 months, which is the weighted average life of the remaining portfolio.

The following table represents the carrying value of the PLM hedged asset and liability and the cumulative fair value hedging adjustment included in the carrying value of the hedged instrument as of December 31, 2025 and December 31, 2024.

			December 31,
	2025		2024
(dollars in thousands)	Carrying Amount	Hedged Basis Adjustment	Carrying Amount	Hedged Basis Adjustment
Fixed Rate Asset/Liability[1]	$-	-	$296,361	(3,638)

[1]	These amounts included the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of the assets in the closed portfolio anticipated to be outstanding for the designated hedged period. As of December 31, 2025, the amortized cost basis of the closed portfolio used in this hedging relationship was $609.2 million, the cumulative basis adjustment associated with this hedging relationship was $2.4 million, and the amount of the designated hedged item was $0.

The following table summarizes the Company’s outstanding financial derivative instruments at December 31, 2025 and December 31, 2024.

		December 31, 2025
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives designated as hedging instruments:
Fair value swap	$-	Other assets	$-

Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	22,264	Other assets	335
MBS forward sales commitments	15,000	Other liabilities	(51)
Total derivative financial instruments	$37,264		$284

		December 31, 2024
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives designated as hedging instruments:
Fair value swap	$300,000	Other assets	$3,698

Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	15,841	Other assets	188
MBS forward sales commitments	10,500	Other assets	40
Total derivative financial instruments	$326,341		$3,926

There was no accrued interest receivable related to the interest rate swap as of December 31, 2025. Accrued interest receivable related to the interest rate and swap as of December 31, 2024, totaled $259,000, and is excluded from the fair value presented in the table above.

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

The following table summarizes the effect of the fair value hedging relationship recognized in the consolidated statements of income for the twelve months ended December 31, 2025 and December 31, 2024.

	For the years ended December 31,
(dollars in thousands)	2025	2024
Gain (loss) on fair value hedging relationship:
Hedged asset/(liability)	$6,100	4,179
Fair value derivative designated as hedging instrument	(5,945)	(4,149)
Total gain (loss) recognized in interest income on loans	$155	30

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Corporate bonds	$-	1,600	-	1,600
US government agencies	-	12,278	-	12,278
State and political subdivisions	-	17,870	-	17,870
Asset-backed securities	-	16,419	-	16,419
Mortgage-backed securities	-	79,563	-	79,563
Mortgage loans held for sale	-	11,569	-	11,569
Mortgage loan interest rate lock commitments	-	335	-	335
Total assets measured at fair value on a recurring basis	$-	139,634	-	139,634
Liabilities
MBS forward sales commitments	$-	51	-	51
Total liabilities measured at fair value on a recurring basis	$-	51	-	51

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Corporate bonds	$-	1,927	-	1,927
US treasuries	-	908	-	908
US government agencies	-	15,795	-	15,795
State and political subdivisions	-	19,322	-	19,322
Asset-backed securities	-	36,538	-	36,538
Mortgage-backed securities	-	57,637	-	57,637
Mortgage loans held for sale	-	4,565	-	4,565
Mortgage loan interest rate lock commitments	-	188	-	188
Derivative asset	-	3,698	-	3,698
MBS forward sales commitments	-	40	-	40
Total assets measured at fair value on a recurring basis	$-	140,618	-	140,618

The Company had no liabilities recorded at fair value on a recurring basis as of December 31, 2024.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company is predominantly an asset-based lender with real estate serving as collateral on approximately 83% of loans as of December 31, 2025. Loans which are deemed to be individually evaluated are valued net of the allowance for credit losses, and other real estate owned is valued at the lower of cost or net realizable value of the underlying real estate collateral. Such market values are generally obtained using independent appraisals, which the Company considers to be level 2 inputs. The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated loans	$-	12,557	1,038	13,595
Other real estate owned	-	275	-	275
Total assets measured at fair value on a nonrecurring basis	$-	12,832	1,038	13,870

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated loans	$-	9,139	1,127	10,266
Total assets measured at fair value on a nonrecurring basis	$-	9,139	1,127	10,266

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis at December 31, 2025 or December 31, 2024.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2025 and 2024, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company’s financial instruments at December 31, 2025 and 2024 are as follows:

			December 31, 2025
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$20,063	20,063	-	-	20,063
Loans(1)	3,787,729	3,592,123	-	-	3,592,123
Financial Liabilities:
Deposits	3,716,803	3,461,284	-	3,461,284	-
FHLB and other borrowings	240,000	240,798		240,798
Subordinated debentures	24,903	26,658	-	26,658	-

	December 31, 2024
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$19,490	19,490	-	-	19,490
Loans(1)	3,579,640	3,319,602	-	-	3,319,602
Financial Liabilities:
Deposits	3,435,765	3,158,893	-	3,158,893	-
FHLB and other borrowings	240,000	237,543		237,543
Subordinated debentures	24,903	27,539	-	27,539	-
(1)	Carrying amount is net of the allowance for credit losses and individually evaluated loans.

NOTE 13 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2025, 2024, and 2023. Dilutive common shares arise from the potentially dilutive effect of the Company’s outstanding stock options and unvested restricted stock. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.

At December 31, 2025, 2024, and 2023, options totaling 6,913, 153,755, and 269,072, respectively, were anti-dilutive in the calculation of earnings per share as their exercise price exceeded the fair market value. These options were therefore excluded from the diluted earnings per share calculation.

	For the years ended December 31,
(dollars in thousands, except share data)	2025	2024	2023
Numerator:
Net income	$30,366	15,530	13,426
Net income available to common shareholders	$30,366	15,530	13,426
Denominator:
Weighted-average common shares outstanding - basic	8,091,322	8,080,623	8,046,633
Common stock equivalents	69,142	36,434	31,821
Weighted-average common shares outstanding - diluted	8,160,464	8,117,057	8,078,454
Earnings per common share:
Basic	$3.75	1.92	1.67
Diluted	$3.72	1.91	1.66

NOTE 14 – Commitments and Contingencies

The Company has an agreement with a data processor which expires in 2028 to provide certain item processing, electronic banking, and general ledger processing services. Components of this contract vary based on transaction and account volume, monthly charges and certain termination fees.

The Company has commitments with various investment partners under the Small Business Investment Company (“SBIC”) and the Rural Business Investment Company (“RBIC”) programs for which we have committed to make capital contributions from time to time. These commitments totaled approximately $769,000 at December 31, 2025.

The Company may be subject to litigation and claims in the normal course of business. As of December 31, 2025, management believes there is no material litigation pending.

NOTE 15 – Income Taxes

The Company has elected to adopt ASU 2023-09 retrospectively. The components of income tax expense were as follows:

	For the years ended December 31,
(dollars in thousands)	2025	2024	2023
Current income taxes:
Federal	$9,182	4,992	3,769
State	1,360	623	460
Total current tax expense	10,542	5,615	4,229
Deferred income benefit:
Federal	(1,284)	(857)	(228)
State	(19)	(376)	-
Total deferred income benefit	(1,303)	(1,233)	(228)
Income tax expense	$9,239	4,382	4,001

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory tax rate:

	For the years ended December 31,
	2025		2024		2023
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense at statutory rate	$8,317	21.00%	$4,182	21.00%	$3,660	21.00%
Effect of state income taxes, net of federal benefit(1)	1,059	2.67%	195	0.98%	364	2.09%
Non-taxable or nondeductible items:
Exempt Income	5	0.01%	13	0.07%	7	0.04%
Effect of stock-based compensation	(49)	(0.12)%	128	0.64%	133	0.76%
Other	(93)	(0.23)%	(136)	(0.68)%	(163)	(0.94)%
Income tax expense	$9,239	23.33%	$4,382	22.01%	$4,001	22.96%

(1)	State taxes in South Carolina made up the majority (greater than 50 percent) of the tax effect in this category.

The following table presents income taxes paid (net of refunds received).

	For the years ended December 31,
(dollars in thousands)	2025	2024	2023
Federal	$9,410	3,295	925
State
South Carolina	1,046	450	300
Georgia	41	-	185
North Carolina	23	110	103
Alabama	(3)	-	1
Income tax expense	$10,517	3,855	1,514

The components of the deferred tax assets and liabilities are as follows:

	December 31,
(dollars in thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$9,125	8,636
Reserve for unfunded commitments	422	315
Unrealized loss on securities available for sale	1,982	3,050
Net deferred loan fees	1,214	1,343
Deferred compensation	1,668	1,557
Accrued bonuses	808	687
Lease liabilities	4,664	4,999
Other	659	608
Total deferred tax assets	20,542	21,195
Deferred tax liabilities:
Property and equipment	2,329	2,892
Hedging transactions	99	79
Prepaid expenses	293	302
ROU assets	4,082	4,435
Other	37	20
Total deferred tax liabilities	6,840	7,728
Net deferred tax asset	$13,702	13,467

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

A summary of loan transactions with directors and executive officers, including their affiliates is as follows:

	For the years ended December 31,
(dollars in thousands)	2025	2024
Balance, beginning of year	$25,145	25,252
New loans	39,600	7,000
Less loan payments	(12,616)	(7,107)
Balance, end of year	$52,129	25,145

Deposits by executive officers and directors and their related interests at December 31, 2025 and 2024, were $6.5 million and $7.0 million, respectively.

The Company has a land lease with a director on the property for a branch office, with monthly payments of $10,749. In addition, the Company periodically enters into various consulting agreements with the director for development, administration and advisory services related to the purchase of property and construction of current and future branch office sites, including the development of the new bank headquarters in Greenville, South Carolina. There were no payments to the director for these services during 2025 or 2024.

The Company received rent payments from a company of which a director is a private investor and chairman of the board. Rent received totaled $93,000 and $91,000 for the twelve months ended December 31, 2025 and December 31, 2024, respectively.

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

Commitments to extend credit are agreements to lend to a client so long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2025, unfunded commitments to extend credit were approximately $843.6 million, of which $81.4 million is at fixed rates and $762.2 million is at variable rates. At December 31, 2024, unfunded commitments to extend credit were approximately $719.1 million, of which $57.5 million is at fixed rates and $661.6 million is at variable rates. The Company evaluates each client’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. See Note 4 – Loans and Allowance for Credit Losses for additional information on unfunded commitments.

At December 31, 2025 and 2024, there was a $20.4 million and $16.2 million commitment, respectively, under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. The fair value of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties credit standing. The total fair value of such instruments is not material.

NOTE 18 – Employee Benefit Plan

On January 1, 2000, the Company adopted the Southern First Bancshares, Inc. Profit Sharing and 401(k) Plan for the benefit of all eligible employees. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan for the years ended December 31, 2025, 2024, and 2023 amounted to $1.2 million, $1.1 million, and $1.1 million, respectively.

The Company also provides a nonqualified deferred compensation plan for 19 executive officers in the form of a Supplemental Executive Retirement Plan (“SERP”). The SERP provides retirement income for these officers. As of December 31, 2025 and 2024, the Company had an accrued benefit obligation of $7.8 million and $7.2 million, respectively. The Company incurred expenses related to this plan of $716,000 and $417,000 for the twelve months ended December 31, 2025 and December 31, 2024, respectively. The Company had a reversal of $1.1 million for the year ended December 31, 2023.

NOTE 19 – Stock-Based Compensation

The Company utilizes certain stock incentive plans as long-term retention programs intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options, restricted stock, and restricted stock units. Shares are granted under plans approved by the Company’s shareholders. As of December 31, 2025, there were 204,531 shares available for grant under the 2020 Southern First Bancshares, Inc. Equity Incentive Plan.

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

Stock-based compensation expense was recorded as follows:

	For the years ended December 31,
(dollars in thousands)	2025	2024	2023
Stock option expense	$33	374	528
Restricted stock grant expense	2,239	1,909	1,415
Total stock-based compensation expense	$2,272	2,283	1,943

Stock Options

All stock options have an exercise price that is equal to the closing fair market value of the Company’s stock on the date the options were granted. Options granted under the plans generally vest over a four-year period and expire 10 years from the grant date. The Company did not grant any stock options during the years ended December 31, 2025, 2024, or 2023.

At December 31, 2025, there was no remaining compensation cost related to nonvested stock option grants. The fair value of stock option grants that vested during 2025, 2024, and 2023 was $390,000, $576,000 and $846,000, respectively.

A summary of the status of the stock option plan and changes for the period is presented below:

	For the years ended December 31,
	2025			2024			2023
	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life
Outstanding at beginning of year	312,599	$36.34		331,349	$35.51		427,224	$34.32
Granted	-	-		-	-		-	-
Exercised	(68,500)	29.82		(15,250)	17.17		(27,250)	20.18
Forfeited or expired	(3,500)	42.30		(3,500)	41.55		(68,625)	34.15
Outstanding at end of year	240,599	$38.11	3.6 years	312,599	$36.34	4.1 years	331,349	$35.51	4.9 years
Options exercisable at year-end	240,599	$38.11	3.6 years	288,849	$36.00	4.0 years	267,376	$34.48	4.5 years
Weighted average fair value of options granted during the year		$-			$-			$-
Shares available for grant	204,531			258,622			319,058

The aggregate intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) of 240,599 and 312,599 stock options outstanding at December 31, 2025 and 2024 was $3.2 million and $1.4 million, respectively. The aggregate intrinsic value of 240,599 and 288,849 stock options exercisable at December 31, 2025 and 2024 was $3.2 million and $1.4 million, respectively.

Restricted Stock Grants

Shares of restricted stock granted to employees under the stock plans are subject to restrictions as to continuous employment for a specified time period following the date of grant. Under the 2020 Southern First Bancshares, Inc. Equity Incentive Plan, the Company may grant both restricted stock awards and restricted stock units. Restricted stock awards are issued and outstanding upon grant and restricted stock units are issued and outstanding upon vesting. During the vesting period, holders of restricted stock awards are entitled to full voting rights and dividends, if and when declared, while holders of restricted stock units have no rights to vote or dividends, if and when declared.

At December 31, 2025, there was $3.7 million of total unrecognized compensation cost related to nonvested restricted stock grants. The cost is expected to be recognized over a weighted-average period of 2.4 years.

A summary of the status of the Company’s nonvested restricted stock and changes for the years ended December 31, 2025, 2024, and 2023 is as follows:

	December 31,
	2025		2024		2023
	Restricted Shares	Weighted Average Grant-Date Fair Value	Restricted Shares	Weighted Average Grant-Date Fair Value	Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	139,851	$40.85	109,533	$44.40	80,337	$52.53
Granted	65,685	37.09	65,373	36.47	69,880	37.12
Vested	(44,559)	41.91	(30,118)	44.72	(21,695)	48.95
Forfeited	(10,594)	40.74	(4,937)	37.95	(18,989)	46.83
Nonvested at end of year	150,383	$38.90	139,851	$40.85	109,533	$44.40

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

NOTE 21 – Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. The capital rules require banks and bank holding companies to maintain a minimum total risk-based capital ratio of at least 8%, a total Tier 1 capital ratio of at least 6%, a minimum common equity Tier 1 capital ratio of at least 4.5%, and a leverage ratio of at least 4%. Bank holding companies and banks are also required to hold a capital conservation buffer of common equity Tier 1 capital of 2.5% to avoid limitations on capital distributions and discretionary executive compensation payments. The capital conservation buffer was phased in incrementally over time, becoming fully effective on January 1, 2019, and consists of an additional amount of common equity equal to 2.5% of risk-weighted assets.

To be considered “well-capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risk-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of December 31, 2025, our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the Company and the regulatory minimum requirements at December 31, 2025 and 2024.

	Actual		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025
The Bank
Total Capital (to risk weighted assets)	$437,207	12.85%	$272,120	8.00%	$340,150	10.00%
Tier 1 Capital (to risk weighted assets)	394,927	11.61%	204,090	6.00%	272,120	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	394,927	11.61%	153,068	4.50%	221,098	6.50%
Tier 1 Capital (to average assets)	394,927	9.06%	174,276	4.00%	217,845	5.00%

The Company
Total Capital (to risk weighted assets)	438,292	12.89%	272,120	8.00%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	389,112	11.44%	204,090	6.00%	n/a	n/a
Common Equity Tier 1 Capital (to risk weighted assets)	376,112	11.06%	153,068	4.50%	n/a	n/a
Tier 1 Capital (to average assets)	389,112	8.93%	174,293	4.00%	n/a	n/a

	Actual		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
The Bank
Total Capital (to risk weighted assets)	$402,629	12.66%	$254,412	8.00%	$318,015	10.00%
Tier 1 Capital (to risk weighted assets)	362,875	11.41%	190,809	6.00%	254,412	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	362,875	11.41%	143,107	4.50%	206,709	6.50%
Tier 1 Capital (to average assets)	362,875	8.75%	165,941	4.00%	207,426	5.00%

The Company
Total Capital (to risk weighted assets)	403,867	12.70%	254,392	8.00%	n/a	n/a
Tier 1 Capital (to risk weighted assets)	354,916	11.16%	190,794	6.00%	n/a	n/a
Common Equity Tier 1 Capital (to risk weighted assets)	341,916	10.75%	143,096	4.50%	n/a	n/a
Tier 1 Capital (to average assets)	354,916	8.55%	165,963	4.00%	n/a	n/a

NOTE 22 – Parent Company Financial Information

Following is condensed financial information of Southern First Bancshares, Inc. (parent company only):

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2025	2024
Assets
Cash and cash equivalents	$5,544	3,641
Investment in subsidiaries	387,876	351,806
Other assets	148	149
Total assets	$393,568	355,596
Liabilities and Shareholders’ Equity
Accrued expenses	$8	249
Subordinated debentures	24,903	24,903
Shareholders’ equity	368,657	330,444
Total liabilities and shareholders’ equity	$393,568	355,596

Condensed Statements of Income

	For the years ended December 31,
(dollars in thousands)	2025	2024	2023
Revenues
Interest income	$6	12	15
Total revenue	6	12	15
Expenses
Interest expense	1,802	2,149	2,197
Other expenses	338	255	249
Total expenses	2,140	2,404	2,446
Income tax benefit	448	502	511
Loss before equity in undistributed net income of subsidiaries	(1,686)	(1,890)	(1,920)
Equity in undistributed net income of subsidiaries	32,052	17,420	15,346
Net income	$30,366	15,530	13,426

Condensed Statements of Cash Flows

	For the years ended December 31,
(dollars in thousands)	2025	2024	2023
Operating activities
Net income	$30,366	15,530	13,426
Adjustments to reconcile net income to cash provided by operating activities
Equity in undistributed net income of subsidiaries	(32,052)	(17,420)	(15,346)
Compensation expense related to stock options and restricted stock grants	2,272	2,283	1,943
Decrease (increase) in other assets	1	(3)	(125)
Increase (decrease) in accrued expenses	(241)	49	110
Net cash provided by operating activities	346	439	8
Investing activities
Investment in subsidiaries, net	-	5,000	(5,000)
Net cash provided by (used for) investing activities	-	5,000	(5,000)
Financing activities
Proceeds from the exercise of stock options and warrants	2,042	294	518
Decrease in subordinated debentures	-	(11,500)	-
Restricted shares withheld for taxes	(485)	-	-
Net cash provided by (used for) financing activities	1,557	(11,206)	518
Net increase (decrease) in cash and cash equivalents	1,903	(5,767)	(4,474)
Cash and cash equivalents, beginning of year	3,641	9,408	13,882
Cash and cash equivalents, end of year	$5,544	3,641	9,408

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

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

ITEM 2.03 Creation of a Direct Financial Obligation.

The relevant disclosure set forth in Item 1.01 above is incorporated herein by reference in response to this Item 2.03.

Trading Plans

During the three months ended December 31, 2025, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2026 and is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2026 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

In response to this Item, the information required by Item 201(d) is contained in Item 5 of this report. The other information required by this item is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2026 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2026 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, this information is contained in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2026 and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements
		The following consolidated financial statements are located in Item 8 of this report.
		Management’s Report on Internal Control Over Financial Reporting
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of December 31, 2025 and 2024
		Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
		Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023
		Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
		Notes to the Consolidated Financial Statements
	(2)	Financial Statement Schedules
		These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.
	(3)	Exhibits
		See the “Exhibit Index” immediately following the signature page of this report.

EXHIBIT INDEX

3.1	Amended and Restated Articles, as amended, of Southern First Bancshares, Inc. (effective May 30, 2024). (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on July 31, 2024).

3.2	Amended and Restated Bylaws dated March 18, 2008 (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-K filed March 24, 2008).

3.3	Amendment to Amended and Restated Bylaws dated March 18, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on November 2, 2020).

3.4	Amendment to Amended and Restated Bylaws dated January 20, 2026 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 22, 2026).

4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form SB-2, File No. 333-83851).

4.3	Indenture dated as of September 30, 2019 between Southern First Bancshares, Inc. and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 30, 2019).

4.4	Form of 4.75% Fixed-to-Floating Subordinated Note due 2029 of Southern First Bancshares, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on September 30, 2019).

4.5	Form of Global 4.75% Fixed-to-Floating Subordinated Note due 2029 of Southern First Bancshares, Inc. (incorporated by reference to Exhibit 2 to Exhibit 4.1 of the Company’s Form 8-K filed on September 30, 2019).

10.1	Southern First Bancshares, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed April 6, 2010).*

10.2	Amendment to Southern First Bancshares, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 15, 2014).*

10.3	Amendment to Southern First Bancshares, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 14, 2015).*

10.4	Form of Award Agreement for Stock Options (incorporated by reference to Exhibit 4.6 of the Company’s Form S-8 filed on August 12, 2010).*

10.5	Form of Award Agreement for Restricted Stock (incorporated by reference to Exhibit 4.7 of the Company’s Form S-8 filed on August 12, 2010).*

10.6	Sublease Agreement between Greenville First Bank, N.A. and Augusta Road Holdings, LLC dated February 26, 2004 (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-QSB for the period ended June 30, 2004).

10.7	R. Arthur Seaver, Jr. Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed October 3, 2013).*

10.8	Calvin C. Hurst Employment Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 1, 2023).*

10.9	Amendment to Employment Agreement by and between Southern First Bank and Calvin C. Hurst, dated May 6, 2024 (incorporated by reference to Exhibit 10.2 of Southern First Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 7, 2024).*

10.10	Form of Split Dollar Agreement between certain executives and Southern First Bancshares, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 18, 2009).*

10.11	Form of Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 23, 2008).*

10.12	Form of First Amendment to Southern First Bank, N.A. Salary Continuation Agreement dated December 17, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed December 23, 2008).*

10.13	R. Arthur Seaver, Jr. Second Amendment to Salary Continuation Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed October 3, 2013).*

10.14	Southern First Bancshares, Inc. 2016 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 12, 2016).*

10.15	Form of Award Agreement for Stock Options (incorporated by reference to Exhibit 4.6 of the Company’s Form S-8 filed on August 18, 2016).*

10.16	Form of Award Agreement for Restricted Stock (incorporated by reference to Exhibit 4.7 of the Company’s Form S-8 filed on August 18, 2016).*

10.17	Amendment dated as of January 31, 2019 to R. Arthur Seaver, Jr. Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 6, 2019).*

10.18	William Marion Aiken, III Employment Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 2, 2023).*

10.19	Amendment to Employment Agreement by and between Southern First Bank and William M. Aiken, III, dated May 6, 2024 (incorporated by reference to Exhibit 10.3 of Southern First Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 7, 2024).*

10.20	Form of Subordinated Note Purchase Agreement dated as of September 30, 2019 by and among Southern First Bancshares, Inc. and certain qualified institutional buyers and accredited investors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 30, 2019).

10.21	Form of Registration Rights Agreement dated as of September 30, 2019 by and among Southern First Bancshares, Inc. and certain qualified institutional buyers and accredited investors (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 30, 2019).

10.22	Loan Agreement, dated as of December 28, 2023, by and between Southern First Bancshares, Inc. and TIB, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 3, 2024).

10.23	Promissory Note, dated as of December 28, 2023, by and between Southern First Bancshares, Inc. and TIB, National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 3, 2024).

10.24	Pledge Agreement, dated as of December 28, 2023, by and between Southern First Bancshares, Inc. and TIB, National Association (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 3, 2024).

10.25	Amendment to the Southern First Bancshares, Inc. 2020 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders filed on April 3, 2024).*

10.26	Employment Agreement by and between Southern First Bank and Christian Zych, dated May 6, 2024 (incorporated by reference to Exhibit 10.1 of Southern First Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 7, 2024).*

10.27	Amendment to the Southern First Bancshares, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 24, 2025).*

10.28	Form of Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 24, 2025).*

10.29	Modification of Loan, dated as of February 28, 2025, by and between the Company and TIB, National Association (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K filed on March 3, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed on March 3, 2025).

21	Subsidiaries.

23	Consent of Independent Public Accountants.

24	Power of Attorney (contained herein as part of the signature pages).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.

97	Incentive Compensation Recovery Policy, effective November 21, 2023 (incorporated by reference to Exhibit 97 of the Company’s Form 10-K filed on March 5, 2024).

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2025, 2024, and 2023, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023, and (iv) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*        Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.

Date: February 24, 2026	By:	/s/R. Arthur Seaver, Jr.
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

Signature	Title	Date

/s/R. Arthur Seaver, Jr.	Director, Chief Executive Officer	February 24, 2026
R. Arthur Seaver, Jr.	(Principal Executive Officer)

/s/Christian J. Zych	Chief Financial Officer	February 24, 2026
Christian J. Zych	(Principal Financial Officer)

/s/Julie A. Fairchild	Chief Accounting Officer	February 24, 2026
Julie A. Fairchild	(Principal Accounting Officer)

/s/Andrew B. Cajka, Jr.	Director	February 24, 2026
Andrew B. Cajka, Jr.

/s/Jennifer S. Cluverius	Director	February 24, 2026
Jennifer S. Cluverius

/s/Mark A. Cothran	Director	February 24, 2026
Mark A. Cothran

/s/Leighton M. Cubbage	Director	February 24, 2026
Leighton M. Cubbage

/s/David G. Ellison	Director	February 24, 2026
David G. Ellison

/s/Anne S. Ellefson	Director	February 24, 2026
Anne S. Ellefson

/s/Darrin Goss, Sr.	Director	February 24, 2026
Darrin Goss, Sr.

/s/ Terry Grayson-Caprio	Director	February 24, 2026
Terry Grayson-Caprio

/s/Tecumseh Hooper, Jr.	Director	February 24, 2026
Tecumseh Hooper, Jr.

/s/Rudolph G. Johnstone, III M.D.	Director	February 24, 2026
Rudolph G. Johnstone, III, M.D.

/s/ Ray A. Lattimore	Director	February 24, 2026
Ray A. Lattimore

/s/Anna T. Locke	Director	February 24, 2026
Anna T. Locke

/s/ William A. Maner, IV	Director	February 24, 2026
William A. Maner, IV

/s/William M. McClatchey, Jr.	Director	February 24, 2026
William M. McClatchey, Jr.

/s/James B. Orders, III	Director, Chairman	February 24, 2026
James B. Orders, III