Form 10-Q
period 2026-03-31
SOUTHERN FIRST BANCSHARES INC
filed 2026-05-01
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,455,165 shares of common stock, par value $0.01 per share, were issued and outstanding as of April 27, 2026.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
March 31, 2026 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except share data)	2026	2025
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$32,723	27,821
Federal funds sold	228,235	183,473
Interest-bearing deposits with banks	81,818	58,289
Total cash and cash equivalents	342,776	269,583
Investment securities:
Investment securities available for sale	124,224	127,730
Other investments	20,377	20,063
Total investment securities	144,601	147,793
Mortgage loans held for sale	13,723	11,569
Loans	3,942,219	3,845,124
Less allowance for credit losses	(43,378)	(42,280)
Loans, net	3,898,841	3,802,844
Bank owned life insurance	56,221	55,775
Property and equipment, net	88,580	83,465
Deferred income taxes, net	13,812	13,702
Other assets	19,848	18,763
Total assets	$4,578,402	4,403,494
LIABILITIES
Deposits	$3,873,455	3,716,803
Federal Home Loan Bank advances and other borrowings	240,000	240,000
Subordinated debentures	24,903	24,903
Other liabilities	60,631	53,131
Total liabilities	4,198,989	4,034,837
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 20,000,000 shares authorized, 8,247,665 and 8,213,328 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	82	82
Nonvested restricted stock	(1,302)	(1,338)
Additional paid-in capital	127,168	125,924
Accumulated other comprehensive loss	(7,865)	(7,454)
Retained earnings	261,330	251,443
Total shareholders’ equity	379,413	368,657
Total liabilities and shareholders’ equity	$4,578,402	4,403,494

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months
	ended March 31,
(dollars in thousands, except share data)	2026	2025
Interest income
Loans	$51,257	47,085
Investment securities	1,399	1,403
Federal funds sold and interest-bearing deposits with banks	1,955	1,159
Total interest income	54,611	49,647
Interest expense
Deposits	21,697	23,569
Borrowings	2,655	2,695
Total interest expense	24,352	26,264
Net interest income	30,259	23,383
Provision for credit losses	1,300	750
Net interest income after provision for credit losses	28,959	22,633
Noninterest income
Mortgage banking income	1,493	1,424
Service fees on deposit accounts	756	539
ATM and debit card income	588	552
Income from bank owned life insurance	446	403
Other income	257	196
Total noninterest income	3,540	3,114
Noninterest expenses
Compensation and benefits	11,980	11,304
Occupancy	2,490	2,548
Outside service and data processing	2,267	2,037
Insurance	892	1,010
Professional fees	675	509
Marketing	399	374
Other	1,312	1,054
Total noninterest expenses	20,015	18,836
Income before income tax expense	12,484	6,911
Income tax expense	2,597	1,645
Net income	$9,887	5,266
Earnings per common share
Basic	$1.21	0.65
Diluted	1.19	0.65
Weighted average common shares outstanding
Basic	8,163,412	8,078,355
Diluted	8,292,852	8,110,514

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended March 31,
(dollars in thousands)	2026	2025
Net income	$9,887	5,266
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	(520)	1,842
Tax benefit (expense)	109	(386)
Other comprehensive income (loss)	(411)	1,456
Comprehensive income	$9,476	6,722

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2024	8,164,872	$82	-	$-	$(3,884)	$124,641	$(11,472)	$221,077	$330,444
Net income	-	-	-	-	-	-	-	5,266	5,266
Proceeds from exercise of stock options	12,500	-	-	-	-	210	-	-	210
Restricted shares withheld for taxes	(8,507)	-	-	-	-	(315)	-	-	(315)
Share-based compensation expense, net of forfeitures	-	-	-	-	512	25	-	-	537
Other comprehensive income	-	-	-	-	-	-	1,456	-	1,456
March 31, 2025	8,168,865	$82	-	$-	$(3,372)	$124,561	$(10,016)	$226,343	$337,598
December 31, 2025	8,213,328	$82	-	$-	$(1,338)	$125,924	$(7,454)	$251,443	$368,657
Net income	-	-	-	-	-	-	-	9,887	9,887
Proceeds from exercise of stock options	35,750	-	-	-	-	1,299	-	-	1,299
Net issuance of restricted stock	10,152	-	-	-	(587)	587	-	-	-
Restricted shares withheld for taxes	(11,565)	-	-	-	-	(642)	-	-	(642)
Share-based compensation expense, net of forfeitures	-	-	-	-	623	-	-	-	623
Other comprehensive loss	-	-	-	-	-	-	(411)	-	(411)
March 31, 2026	8,247,665	$82	-	$-	$(1,302)	$127,168	$(7,865)	$261,330	$379,413

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
(dollars in thousands)	2026	2025
Operating activities
Net income	$9,887	5,266
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	1,300	750
Depreciation and other amortization	945	1,169
Accretion and amortization of securities discounts and premium, net	(104)	101
Net change in operating leases	135	24
Loss on sale of real estate owned	38	-
Stock-based compensation expense	623	537
Gain on sale of loans held for sale	(1,323)	(1,269)
Loans originated and held for sale	(51,956)	(46,715)
Proceeds from sale of loans held for sale	51,125	41,025
Increase in cash surrender value of bank owned life insurance	(446)	(403)
Decrease in deferred tax asset	1	1
Decrease (increase) in other assets	(886)	2,280
Increase in other liabilities	1,434	4,816
Net cash provided by operating activities	10,773	7,582
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(97,622)	(52,404)
Purchase of property and equipment	(280)	(141)
Purchase of investment securities:
Available for sale	(2,477)	-
Other investments	(314)	(437)
Payments and maturities, calls and repayments of investment securities:
Available for sale	5,567	2,578
Other investments	-	-
Proceeds from the sale of real estate acquired in settlement of loans	237	-
Net cash used for investing activities	(94,889)	(50,404)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	156,652	185,121
Proceeds from the exercise of stock options	1,299	210
Restricted shares withheld for taxes	(642)	(315)
Net cash provided by financing activities	157,309	185,016
Net increase in cash and cash equivalents	73,193	142,194
Cash and cash equivalents at beginning of the period	269,583	162,863
Cash and cash equivalents at end of the period	$342,776	$305,057
Supplemental information
Cash paid for
Interest	$24,238	$26,623
Schedule of non-cash transactions
Unrealized gain (loss) on securities, net of income taxes	(411)	1,456
Foreclosure of other real estate	475	275
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6,243	-

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2026. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

Risks and Uncertainties

In the normal course of its business, the Company is subject to economic and regulatory risks. The principal economic risks inherent in the Company’s business include interest rate risk, credit risk, liquidity risk and market risk. Interest rate risk arises from changes in market interest rates and from differences in the repricing and maturity characteristics of the Company’s interest-earning assets and interest-bearing liabilities. Credit risk is the risk of loss arising from a borrower’s inability or unwillingness to satisfy contractual repayment obligations. Liquidity risk is the risk that the Company may be unable to meet cash flow needs, fund loan demand, satisfy depositor withdrawal requests or otherwise operate on a cost-effective basis in the ordinary course of business. Market risk reflects changes in the value of collateral securing loans, the valuation of real estate held by the Company, the fair value of investment securities and loans, and broader changes in financial market conditions. The Company also operates in a highly regulated industry and may be affected by changes in laws, regulations, regulatory expectations and supervisory practices.

The Federal Reserve has stated that inflation remains somewhat elevated and that uncertainty about the economic outlook remains elevated. Changes in interest rates, inflation, economic growth, employment conditions, geopolitical developments and other domestic and international events may affect loan demand, deposit levels and funding costs, asset quality, borrower repayment capacity and the value of financial assets. In addition, credit conditions in certain sectors, including commercial real estate, continue to warrant close attention, particularly as loans mature and borrowers face refinancing risk. The extent to which these factors, as well as any related legislative, regulatory or supervisory responses, may adversely affect the Company’s business, financial condition, results of operations and cash flows remains uncertain.

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

The Bank makes loans to individuals and businesses in the Upstate, Midlands, and Lowcountry regions of South Carolina as well as the Triangle, Triad and Charlotte regions of North Carolina and Atlanta, Georgia for various personal and commercial purposes. The Bank’s loan portfolio has a concentration of real estate loans. As of March 31, 2026 and December 31, 2025, real estate loans represented 81.8% and 82.8%, respectively, of total loans. However, borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

As of March 31, 2026, the Company’s and the Bank’s capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession, our reported and regulatory capital ratios could be adversely impacted by future credit losses.

The Company maintains access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the subsidiary bank. As of March 31, 2026, the $15.0 million line was unused.

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

Change in Accounting Estimate

During the first quarter of 2025, the Company changed its methodology for estimating the allowance for credit losses (“ACL”) on loans by transitioning from a lifetime probability of default and loss given default model to a discounted cash flow (“DCF”) approach. The Company transitioned to the DCF method as it allows for a better estimation of credit losses through customization among the various inputs by loan segmentation. The DCF model uses regression techniques that relate one or more economic factors to the default rate of various portfolios to build reasonable and supportable forecasts to estimate future losses. The Company determined that the national gross domestic product and unemployment rate were the two economic factors which had the greatest correlation to historical performance for use in the forecasted portion of the model. In addition, the transition to the DCF model allowed the Company to reduce its reliance on qualitative factors and to analyze them on a more granular level, such as by segment. The refinement represents a change in accounting estimate under ASC Topic 250, Accounting Changes and Error Corrections, with prospective application beginning in the period of change. This change in accounting estimate did not have a material effect on the Company’s financial statements.

Reclassifications

Certain amounts, previously reported, have been reclassified to present all periods on a comparable basis and such reclassification had no effect on shareholders’ equity or net income.

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

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	March 31, 2026
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$1,698	-	102	1,596
US government agencies	12,906	38	997	11,947
State and political subdivisions	19,877	-	2,160	17,717
Asset-backed securities	12,670	2	104	12,568
Mortgage-backed securities	87,028	8	6,640	80,396
Total investment securities available for sale	$134,179	48	10,003	124,224

	December 31, 2025
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$1,703	-	103	1,600
US government agencies	13,225	33	980	12,278
State and political subdivisions	19,934	-	2,064	17,870
Asset-backed securities	16,505	32	118	16,419
Mortgage-backed securities	85,798	14	6,249	79,563
Total investment securities available for sale	$137,165	79	9,514	127,730

Contractual maturities and yields on the Company’s investment securities at March 31, 2026 and December 31, 2025 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

							March 31, 2026
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	$1,596	2.04%	$-	-	$-	-	$1,596	2.04%
US government agencies	-	-	4,863	1.37%	7,084	4.08%	-	-	11,947	2.98%
State and political subdivisions	-	-	3,470	1.61%	4,618	2.33%	9,629	2.41%	17,717	2.23%
Asset-backed securities	-	-	-	-	-	-	12,568	4.79%	12,568	4.79%
Mortgage-backed securities	35	2.28%	4,623	3.33%	9,660	2.69%	66,078	4.10%	80,396	3.88%
Total investment securities	$35	2.28%	$14,552	2.13%	$21,362	3.07%	$88,275	3.33%	$124,224	3.63%

							December 31, 2025
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	$1,600	2.04%	$-	-	$-	-	$1,600	2.04%
US government agencies	-	-	4,871	1.37%	7,407	4.39%	-	-	12,278	3.20%
State and political subdivisions	-	-	2,561	1.62%	5,565	2.21%	9,744	2.41%	17,870	2.23%
Asset-backed securities	-	-	-	-	3,486	5.19%	12,933	5.12%	16,419	5.14%
Mortgage-backed securities	19	2.37%	2,229	1.70%	9,272	2.74%	68,043	4.17%	79,563	3.93%
Total investment securities	$19	2.37%	$11,261	1.59%	$25,730	3.43%	$90,720	4.12%	$127,730	3.76%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at March 31, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

							March 31, 2026
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,596	$102	1	$1,596	$102
US government agencies	-	-	-	7	8,350	997	7	8,350	997
State and political subdivisions	-	-	-	29	17,717	2,160	29	17,717	2,160
Asset-backed securities	1	2,324	5	3	7,554	99	4	9,878	104
Mortgage-backed securities	12	41,590	561	54	37,769	6,079	66	79,359	6,640
Total investment securities	13	$43,914	$566	94	$72,986	$9,437	107	$116,900	$10,003

								December 31, 2025
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,600	$103	1	$1,600	$103
US government agencies	-	-	-	7	8,367	980	7	8,367	980
State and political subdivisions	-	-	-	29	17,870	2,064	29	17,870	2,064
Asset-backed securities	3	4,483	22	2	6,035	96	5	10,518	118
Mortgage-backed securities	7	34,538	163	57	42,546	6,086	64	77,084	6,249
Total investment securities	10	$39,021	$185	96	$76,418	$9,329	106	$115,439	$9,514

At March 31, 2026, the Company had 107 individual investments that were in an unrealized loss position. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality and the issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. Additional information related to the types of securities held at March 31, 2026, other than securities issued or guaranteed by US government entities or agencies including US Treasuries and substantially all of the Company’s mortgage-backed securities, is as follows:

Corporate securities – The Company has one holding in corporate debt securities for which there have been no payment defaults.

Municipal securities – All of the Company’s holdings of municipal bonds were investment grade and there have been no payment defaults. All of these securities have been rated A+ or higher by Moody’s or Standard & Poors or Fitch.

Asset-backed securities – There were four investment grade asset-backed securities, and there have been no payment default on these securities.

As such, there is no allowance for credit losses on available for sale securities recognized as of March 31, 2026.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	March 31, 2026	December 31, 2025
Federal Home Loan Bank stock	$14,762	14,540
Other nonmarketable investments	5,212	5,120
Investment in Trust Preferred subsidiaries	403	403
Total other investments	$20,377	20,063

The Company has evaluated other investments for impairment and determined that the other investments are not impaired as of March 31, 2026 and December 31, 2025 and ultimate recoverability of the par value of the investments is probable. All of the FHLB stock is used to collateralize advances to the FHLB.

At March 31, 2026 and December 31, 2025, there were no securities pledged as collateral for repurchase agreements from brokers.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. Loans held for sale and their fair values are estimated using observable quoted market or contracted prices or market price equivalents, which would be used by other market participants. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At March 31, 2026, mortgage loans held for sale totaled $13.7 million compared to $11.6 million at December 31, 2025.

NOTE 4 – Loans and Allowance for Credit Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $5.8 million as of March 31, 2026 and $5.6 million as of December 31, 2025.

	March 31, 2026		December 31, 2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$759,602	19.3%	$736,979	19.2%
Non-owner occupied RE	950,696	24.1%	956,812	24.9%
Construction	69,463	1.8%	63,666	1.7%
Business	677,742	17.2%	619,667	16.0%
Total commercial loans	2,457,503	62.4%	2,377,124	61.8%
Consumer
Real estate	1,148,129	29.1%	1,153,285	30.0%
Home equity	262,530	6.6%	248,685	6.5%
Construction	33,879	0.9%	24,997	0.6%
Other	40,178	1.0%	41,033	1.1%
Total consumer loans	1,484,716	37.6%	1,468,000	38.2%
Total gross loans, net of deferred fees	3,942,219	100.0%	3,845,124	100.0%
Less—allowance for credit losses	(43,378)		(42,280)
Total loans, net	$3,898,841		$3,802,844

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

			March 31, 2026
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$47,092	339,455	355,439	17,616	759,602
Non-owner occupied RE	148,056	614,369	170,887	17,384	950,696
Construction	18,303	33,880	17,280	-	69,463
Business	146,960	380,513	147,012	3,257	677,742
Total commercial loans	360,411	1,368,217	690,618	38,257	2,457,503
Consumer
Real estate	20,294	108,747	215,375	803,713	1,148,129
Home equity	5,819	34,243	218,443	4,025	262,530
Construction	27,037	2,045	4,797	-	33,879
Other	8,878	26,359	4,302	639	40,178
Total consumer loans	62,028	171,394	442,917	808,377	1,484,716
Total gross loans, net of deferred fees	$422,439	1,539,611	1,133,535	846,634	3,942,219

			December 31, 2025
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$49,286	294,424	374,220	19,049	736,979
Non-owner occupied RE	160,526	588,542	190,475	17,269	956,812
Construction	17,357	27,808	18,501	-	63,666
Business	139,003	349,904	127,474	3,286	619,667
Total commercial loans	366,172	1,260,678	710,670	39,604	2,377,124
Consumer
Real estate	26,591	115,347	218,489	792,858	1,153,285
Home equity	6,073	36,692	201,872	4,048	248,685
Construction	19,053	1,379	4,565	-	24,997
Other	5,548	30,433	4,406	646	41,033
Total consumer loans	57,265	183,851	429,332	797,552	1,468,000
Total gross loans, net of deferred fees	$423,437	1,444,529	1,140,002	837,156	3,845,124

The following table summarizes loans due after one year (i.e., excluding loans due one year or less), by category and by interest rate type.

	March 31, 2026		December 31, 2025
	Interest Rate			Interest Rate
(dollars in thousands)	Fixed	Floating or Adjustable	Fixed	Floating or Adjustable
Commercial
Owner occupied RE	$652,274	60,236	$630,228	57,465
Non-owner occupied RE	685,318	117,322	682,360	113,926
Construction	10,304	40,856	11,455	34,854
Business	293,877	236,905	285,215	195,449
Total commercial loans	1,641,773	455,319	1,609,258	401,694
Consumer
Real estate	940,293	187,542	963,817	162,877
Home equity	8,488	248,223	8,789	233,823
Construction	6,842	-	5,944	-
Other	8,645	22,655	9,100	26,385
Total consumer loans	964,268	458,420	987,650	423,085
Total gross loans, net of deferred fees	$2,606,041	913,739	$2,596,908	824,779

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

A description of the general characteristics of the risk grades is as follows:

•	Pass— A pass loan ranges from minimal to average credit risk; however, it still has acceptable credit risk.

•	Watch—A watch loan exhibits above average credit risk due to minor weaknesses and warrants closer scrutiny by management.

•	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

•	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, which may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following table presents loan balances classified by credit quality indicators by year of origination as of March 31, 2026.

							March 31, 2026
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$38,014	110,769	58,947	34,005	185,141	300,701	71	-	727,648
Watch	-	2,047	434	4,580	4,058	12,247	-	-	23,366
Special Mention	-	-	-	1,235	1,606	3,430	-	-	6,271
Substandard	-	2,066	-	-	251	-	-	-	2,317
Total Owner occupied RE	38,014	114,882	59,381	39,820	191,056	316,378	71	-	759,602

Non-owner occupied RE
Pass	35,985	74,760	51,621	61,967	298,499	376,971	1,162	-	900,965
Watch	-	-	490	1,162	13,023	22,630	-	-	37,305
Special Mention	-	-	269	480	941	7,731	-	-	9,421
Substandard	-	-	-	-	1,294	1,711	-	-	3,005
Total Non-owner occupied RE	35,985	74,760	52,380	63,609	313,757	409,043	1,162	-	950,696

Construction
Pass	4,276	27,111	30,568	-	2,912	47	-	-	64,914
Watch	-	-	-	-	2,405	2,144	-	-	4,549
Total Construction	4,276	27,111	30,568	-	5,317	2,191	-	-	69,463

Business
Pass	48,014	114,549	39,779	43,370	93,907	82,220	231,254	532	653,625
Watch	-	798	666	408	2,610	6,077	7,752	74	18,385
Special Mention	-	69	667	738	677	650	1,716	-	4,517
Substandard	-	133	-	626	-	72	384	-	1,215
Total Business	48,014	115,549	41,112	45,142	97,194	89,019	241,106	606	677,742
Current period gross write-offs	-	-	-	-	-	-	(74)	-	(74)

Total Commercial loans	126,289	332,302	183,441	148,571	607,324	816,631	242,339	606	2,457,503

Consumer
Real estate
Pass	33,325	133,599	56,500	112,154	247,726	513,509	-	-	1,096,813
Watch	195	99	565	4,498	6,275	15,654	-	-	27,286
Special Mention	-	190	844	2,034	5,122	9,140	-	-	17,330
Substandard	-	-	980	1,257	635	3,828	-	-	6,700
Total Real estate	33,520	133,888	58,889	119,943	259,758	542,131	-	-	1,148,129

Home equity
Pass	-	-	-	-	-	-	247,672	-	247,672
Watch	-	-	-	-	-	-	8,828	-	8,828
Special Mention	-	-	-	-	-	-	5,159	-	5,159
Substandard	-	-	-	-	-	-	871	-	871
Total Home equity	-	-	-	-	-	-	262,530	-	262,530

Construction
Pass	2,956	24,660	3,384	-	-	-	645	-	31,645
Watch	-	194	-	2,040	-	-	-	-	2,234
Total Construction	2,956	24,854	3,384	2,040	-	-	645	-	33,879

Other
Pass	389	4,595	594	542	958	1,338	30,563	-	38,979
Watch	-	21	115	29	20	419	151	-	755
Special Mention	-	13	23	4	313	73	18	-	444
Total Other	389	4,629	732	575	1,291	1,830	30,732	-	40,178
Current period gross write-offs	-	-	-	-	-	-	(4)	-	(4)

Total Consumer loans	36,865	163,371	63,005	122,558	261,049	543,961	293,907	-	1,484,716
Total loans	$163,154	495,673	246,446	271,129	868,373	1,360,592	536,246	606	3,942,219
Total Current period gross write-offs	-	-	-	-	-	-	(78)	-	(78)

The following table presents loan balances classified by credit quality indicators by year of origination as of December 31, 2025.

							December 31, 2025
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$109,796	62,028	36,348	187,991	120,627	187,495	100	596	704,981
Watch	2,062	438	5,833	5,734	2,249	9,929	-	-	26,245
Special Mention	2,070	-	-	-	-	3,424	-	-	5,494
Substandard	-	-	-	259	-	-	-	-	259
Total Owner occupied RE	113,928	62,466	42,181	193,984	122,876	200,848	100	596	736,979

Non-owner occupied RE
Pass	75,982	60,413	61,961	302,086	142,876	255,478	760	1,012	900,568
Watch	-	618	1,653	13,553	13,886	9,453	-	-	39,163
Special Mention	-	144	-	-	190	7,586	-	-	7,920
Substandard	-	-	-	2,244	-	6,917	-	-	9,161
Total Non-owner occupied RE	75,982	61,175	63,614	317,883	156,952	279,434	760	1,012	956,812

Construction
Pass	23,211	28,284	-	7,921	53	-	-	-	59,469
Watch	-	-	-	1,766	2,431	-	-	-	4,197
Total Construction	23,211	28,284	-	9,687	2,484	-	-	-	63,666

Business
Pass	109,351	42,578	44,987	100,908	28,743	55,659	210,992	465	593,683
Watch	799	719	1,180	3,006	2,186	4,090	8,675	402	21,057
Special Mention	71	652	-	621	-	664	1,807	-	3,815
Substandard	149	-	627	-	-	74	262	-	1,112
Total Business	110,370	43,949	46,794	104,535	30,929	60,487	221,736	867	619,667
Current period gross write-offs	-	-	-	-	-	(78)	(213)	-	(291)
Total Commercial loans	323,491	195,874	152,589	626,089	313,241	540,769	222,596	2,475	2,377,124

Consumer
Real estate
Pass	136,015	58,846	125,186	254,815	248,173	276,765	-	-	1,099,800
Watch	1,076	1,237	5,045	6,351	7,899	8,092	-	-	29,700
Special Mention	193	489	1,513	5,158	2,434	7,568	-	-	17,355
Substandard	-	1,118	1,034	647	715	2,916	-	-	6,430
Total Real estate	137,284	61,690	132,778	266,971	259,221	295,341	-	-	1,153,285

Home equity
Pass	-	-	-	-	-	-	232,962	-	232,962
Watch	-	-	-	-	-	-	8,730	-	8,730
Special Mention	-	-	-	-	-	-	5,501	-	5,501
Substandard	-	-	-	-	-	-	1,492	-	1,492
Total Home equity	-	-	-	-	-	-	248,685	-	248,685

Construction
Pass	20,031	2,308	-	-	-	-	648	-	22,987
Watch	-	-	2,010	-	-	-	-	-	2,010
Total Construction	20,031	2,308	2,010	-	-	-	648	-	24,997

Other
Pass	5,048	623	586	1,062	340	1,102	31,027	-	39,788
Watch	23	134	34	24	322	109	135	-	781
Special Mention	13	26	5	316	47	38	19	-	464
Total Other	5,084	783	625	1,402	709	1,249	31,181	-	41,033
Current period gross write-offs	(30)	-	-	-	(20)	-	(10)	-	(60)
Total Consumer loans	162,399	64,781	135,413	268,373	259,930	296,590	280,514	-	1,468,000
Total loans	$485,890	260,655	288,002	894,462	573,171	837,359	503,110	2,475	3,845,124
Total Current period gross write-offs	(30)	-	-	-	(20)	(78)	(223)	-	(351)

The following tables present loan balances by age and payment status.

	March 31, 2026
(dollars in thousands)	Accruing 30-59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$869	-	-	2,317	756,416	759,602
Non-owner occupied RE	272	-	-	1,712	948,712	950,696
Construction	-	-	-	-	69,463	69,463
Business	855	-	-	909	675,978	677,742
Consumer
Real estate	4,311	610	-	5,786	1,137,422	1,148,129
Home equity	652	134	-	745	260,999	262,530
Construction	-	-	-	-	33,879	33,879
Other	10	4	-	-	40,164	40,178
Total loans	$6,969	748	-	11,469	3,923,033	3,942,219

	December 31, 2025
(dollars in thousands)	Accruing 30-59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$-	-	-	259	736,720	736,979
Non-owner occupied RE	-	-	-	6,917	949,895	956,812
Construction	-	-	-	-	63,666	63,666
Business	627	-	-	189	618,851	619,667
Consumer
Real estate	4,235	315	-	5,763	1,142,972	1,153,285
Home equity	-	250	-	705	247,730	248,685
Construction	-	-	-	-	24,997	24,997
Other	33	-	-	-	41,000	41,033
Total loans	$4,895	565	-	13,833	3,825,831	3,845,124

As of March 31, 2026 and December 31, 2025, accruing loans 30 days or more past due represented 0.20% and 0.14% of the Company’s total loan portfolio, respectively. Commercial loans accruing 30 days or more past due were 0.05% and 0.02% of the Company’s total loan portfolio as of March 31, 2026, and December 31, 2025, respectively. Consumer loans accruing 30 days or more past due were 0.15% and 0.12% of total loans as of March 31, 2026, and December 31, 2025, respectively.

The table below summarizes nonaccrual loans by major categories for the periods presented.

	March 31, 2026			December 31, 2025
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	loans	loans	Total	loans	loans	Total
	with no	with an	nonaccrual	with no	with an	nonaccrual
(dollars in thousands)	allowance	allowance	loans	allowance	allowance	loans
Commercial
Owner occupied RE	$2,066	251	2,317	$-	259	259
Non-owner occupied RE	-	1,712	1,712	5,097	1,820	6,917
Business	-	909	909	-	189	189
Total commercial	2,066	2,872	4,938	5,097	2,268	7,365
Consumer
Real estate	3,994	1,792	5,786	4,122	1,641	5,763
Home equity	495	250	745	705	-	705
Total consumer	4,489	2,042	6,531	4,827	1,641	6,468
Total nonaccrual loans	$6,555	4,914	11,469	$9,924	3,909	13,833

The Company did not recognize interest income on nonaccrual loans for the three months ended March 31, 2026 and March 31, 2025. Accrued interest reversed during the three months ended March 31, 2026 was approximately $118,000. The accrued interest reversed during the three months ended March 31, 2025 was not material. Foregone interest income on the nonaccrual loans for the three-month period ended March 31, 2026 and 2025 was approximately $68,000 and $74,000, respectively.

The table below summarizes information regarding nonperforming assets.

(dollars in thousands)	March 31, 2026	December 31, 2025
Nonaccrual loans	$11,469	13,833
Other real estate owned	475	275
Total nonperforming assets	$11,944	14,108
Nonperforming assets as a percentage of:
Total assets	0.26%	0.32%
Gross loans	0.30%	0.37%
Total loans over 90 days past due	$3,689	4,499
Loans over 90 days past due and still accruing	-	-

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

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses due to the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Loan modifications to borrowers experiencing financial difficulty were not material for the three months ended March 31, 2026 and March 31, 2025, respectively.

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

The following tables summarize the activity related to the allowance for credit losses for the three months ended March 31, 2026 and March 31, 2025.

				Three months March 31, 2026
	Commercial								Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$3,911	6,773	611	12,148	15,866	1,827	569	575	42,280
Provision for (reversal of) credit losses for loans	(451)	(902)	371	1,340	448	623	(216)	(63)	1,150
Loan charge-offs	-	-	-	(74)	-	-	-	(4)	(78)
Loan recoveries	-	11	-	13	-	2	-	-	26
Net loan recoveries (charge-offs)	-	11	-	(61)	-	2	-	(4)	(52)
Balance, end of period	$3,460	5,882	982	13,427	16,314	2,452	353	508	43,378
Net charge-offs to average loans (annualized)									0.01%
Allowance for credit losses to gross loans									1.10%
Allowance for credit losses to nonperforming loans									378.22%

				Three months ended March 31, 2025
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$5,482	10,219	940	7,745	12,359	2,655	115	399	39,914
Provision for (reversal of) credit losses for loans	(1,548)	(2,886)	(358)	3,402	2,834	(1,110)	372	44	750
Loan charge-offs	-	-	-	(78)	-	-	-	-	(78)
Loan recoveries	-	-	-	62	-	4	-	35	101
Net loan recoveries (charge-offs)	-	-	-	(16)	-	4	-	35	23
Balance, end of period	$3,934	7,333	582	11,131	15,193	1,549	487	478	40,687
Net recoveries to average loans (annualized)									0.00%
Allowance for credit losses to gross loans									1.10%
Allowance for credit losses to nonperforming loans									378.09%

There was a provision for credit losses of $1.2 million and $750,000 for the three months ended March 31, 2026 and March 31, 2025, respectively.

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral, and where the borrower is experiencing financial difficulty. The Company reviews individually evaluated loans for designation as collateral dependent loans, as well as other loans that management of the Company designates as having higher risk. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses.

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

The following tables present an analysis of collateral-dependent loans of the Company as of March 31, 2026 and December 31, 2025.

		March 31, 2026
	Real	Business
(dollars in thousands)	estate	assets	Total
Commercial
Owner occupied RE	$2,838	251	3,089
Non-owner occupied RE	1,712	-	1,712
Business	163	646	809
Total commercial	4,713	897	5,610
Consumer
Real estate	6,318	-	6,318
Home equity	745	-	745
Total consumer	7,063	-	7,063
Total collateral dependent loans	$11,776	897	12,673
		December 31, 2025
	Real	Business
(dollars in thousands)	estate	assets	Total
Commercial
Owner occupied RE	$-	259	259
Non-owner occupied RE	6,917	-	6,917
Business	165	24	189
Total commercial	7,082	283	7,365
Consumer
Real estate	5,763	-	5,763
Home equity	705	-	705
Total consumer	6,468	-	6,468
Total collateral dependent loans	$13,550	283	13,833

Allowance for Credit Losses - Unfunded Loan Commitments

The allowance for credit losses for unfunded loan commitments was $2.1 million and $2.0 million at March 31, 2026 and December 31, 2025, respectively, and is separately classified on the balance sheet within other liabilities. The following table presents the balance and activity in the ACL for unfunded loan commitments for the three months ended March 31, 2026 and twelve months ended December 31, 2025.

	Three months ended	Three months ended
(dollars in thousands)	March 31, 2026	March 31, 2025
Balance, beginning of period	$1,956	1,456
Provision for credit losses	150	-
Balance, end of period	$2,106	1,456
Total unfunded loan commitments	$905,161	716,114
Reserve for unfunded commitments to total unfunded loan commitments	0.23%	0.20%

NOTE 5 – Leases

The Company had operating right-of-use (“ROU”) assets, included in property and equipment, of $24.8 million and $19.0 million as of March 31, 2026 and December 31, 2025, respectively.  The Company had lease liabilities, included in other liabilities, of $27.6 million and $21.7 million as of March 31, 2026 and December 31, 2025, respectively. We maintain operating leases on land and buildings for various office spaces. The lease agreements have maturity dates ranging from January 2028 to December 2036, some of which include options for multiple five-year extensions. The weighted average remaining life of the lease term for these leases was 5.61 years and 4.31 years as March 31, 2026 and December 31, 2025, respectively. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.  The ROU assets also include any initial direct costs incurred and lease payments made at or before commencement date and are reduced by any lease incentives.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term at implementation of the accounting standard and as of the lease commencement date for leases subsequently entered into. The weighted average discount rate for leases was 2.95% and 2.27% as of March 31, 2026 and December 31, 2025, respectively.

The total operating lease costs were $744,000 and $613,000 for the three months ended March 31, 2026, and 2025, respectively.

Operating lease payments due as of March 31, 2026 were as follows:

Operating
(dollars in thousands)	Leases
2026	$1,660
2027	2,568
2028	2,327
2029	1,826
2030	1,959
Thereafter	26,236
Total undiscounted lease payments	36,576
Discount effect of cash flows	8,950
Total lease liability	$27,626

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

The Company manages the interest rate and price risks associated with its outstanding IRLCs and mortgage loans held for sale by entering into derivative instruments such as forward sales of MBS. These derivatives are free-standing derivatives and are not designated as instruments for hedge accounting. Management expects these derivatives will experience changes in fair value opposite to changes in fair value of the IRLCs and mortgage loans held for sale, thereby reducing earnings volatility. The Company takes into account various factors and strategies in determining the portion of the mortgage pipeline (IRLCs and mortgage loans held for sale) it wants to economically hedge. The gain or loss resulting from the change in the fair value of the derivative is recognized in the Company’s statement of income during the period of change.

On December 1, 2025, the Company terminated $300 million of pay-fixed portfolio layer method fair value swaps previously designated as hedging instruments. At termination, the cumulative fair value hedge basis adjustment, included in gross loans, was $2.4 million, which will be amortized over the weighted average life of the remaining portfolio, or 77 months.

The following table summarizes the Company’s outstanding financial derivative instruments at March 31, 2026 and December 31, 2025.

			March 31, 2026
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	29,763	Other assets	276
MBS forward sales commitments	19,500	Other assets	157
Total derivative financial instruments	$49,263		$433

			December 31, 2025
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	22,264	Other assets	335
MBS forward sales commitments	15,000	Other liabilities	(51)
Total derivative financial instruments	$37,264		$284

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 12 of the Company’s 2025 Annual Report on Form 10-K. See Note 6 for how the derivative asset fair value is determined. The Company’s loan portfolio is initially fair valued using a segmented approach, using the eight categories of loans as disclosed in Note 4 – Loans and Allowance for Credit Losses. Loans are considered a Level 3 classification.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

			March 31, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
Corporate bonds	$-	1,596	-	1,596
US government agencies	-	11,947	-	11,947
State and political subdivisions	-	17,717	-	17,717
Asset-backed securities	-	12,568	-	12,568
Mortgage-backed securities	-	80,396	-	80,396
Mortgage loans held for sale	-	13,723	-	13,723
Mortgage loan interest rate lock commitments	-	276	-	276
MBS forward sales commitments	-	157	-	157
Total assets measured at fair value on a recurring basis	$-	138,380	-	138,380

The Company had no liabilities measured at fair value on a recurring basis as of March 31, 2026.

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Corporate bonds	$-	1,600	-	1,600
US government agencies	-	12,278	-	12,278
State and political subdivisions	-	17,870	-	17,870
Asset-backed securities	-	16,419	-	16,419
Mortgage-backed securities	-	79,563	-	79,563
Mortgage loans held for sale	-	11,569	-	11,569
Mortgage loan interest rate lock commitments	-	335	-	335
Total assets measured at fair value on a recurring basis	$-	139,634	-	139,634
Liabilities
MBS forward sales commitments	$-	51	-	51
Total liabilities measured at fair value on a recurring basis	$-	51	-	51

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025.

			As of March 31, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated loans, net of reserves	$-	10,447	-	10,447
Other real estate owned	-	475	-	475
Total assets measured at fair value on a nonrecurring basis	$-	10,922	-	10,922

			As of December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated loans, net of reserves	$-	12,557	1,038	13,595
Other real estate owned	-	275	-	275
Total assets measured at fair value on a nonrecurring basis	$-	12,832	1,038	13,870

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Individually evaluated loans	Appraised Value/ Discounted Cash Flows	Discounts to appraisals or cash flows for estimated holding and/or selling costs or age of appraisal. Estimated future cash flows, risk-adjusted discount rates, borrower performance and recovery assumptions, and expected cash-collection timing.	0-25%

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

The estimated fair values of the Company’s financial instruments at March 31, 2026 and December 31, 2025 are as follows:

			March 31, 2026
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$20,377	20,377	-	-	20,377
Loans[1]	3,886,068	3,698,028	-	-	3,698,028
Financial Liabilities:
Deposits	3,873,455	3,567,157	-	3,567,157	-
FHLB and other borrowings	240,000	238,936	-	238,936	-
Subordinated debentures	24,903	26,642	-	26,642	-

			December 31, 2025
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$20,063	20,063	-	-	20,063
Loans[1]	3,787,729	3,592,123	-	-	3,592,123
Financial Liabilities:
Deposits	3,716,803	3,461,284	-	3,461,284	-
FHLB and other borrowings	240,000	240,798	-	240,798	-
Subordinated debentures	24,903	26,658	-	26,658	-
[1]	Carrying amount is net of the allowance for credit losses and individually evaluated loans.

NOTE 8 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three-month periods ended March 31, 2026 and 2025. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options and unvested restricted stock that were outstanding at March 31, 2026. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. At March 31, 2026 and 2025, there were 6,913 and 210,099 options, respectively, that were not considered in computing diluted earnings per common share because they were anti-dilutive.

	Three months ended March 31,
(dollars in thousands, except share data)	2026	2025
Numerator:
Net income available to common shareholders	$9,887	5,266
Denominator:
Weighted-average common shares outstanding – basic	8,163,412	8,078,355
Common stock equivalents	129,440	32,159
Weighted-average common shares outstanding – diluted	8,292,852	8,110,514
Earnings per common share:
Basic	$1.21	0.65
Diluted	1.19	0.65

NOTE 9 – Subsequent Event

Public Offering of Common Stock

On April 17, 2026, the Company closed its previously announced underwritten public offering of 1,207,500 shares of its common stock, which includes 157,500 shares issued pursuant to the underwriters’ exercise in full of their option to purchase additional shares, at a public offering price of $54.00 per share. Aggregate gross proceeds from the offering were approximately $65.2 million, before underwriting discounts and commissions and estimated offering expenses. The Company intends to use the net proceeds from the offering for general corporate purposes, which may include supporting organic growth initiatives, providing capital to the Bank, redeeming or repurchasing outstanding indebtedness, including subordinated debt, and for working capital purposes.

Item 2. MANAGEMENT’S DISCUSSION AND Analysis of Financial Condition and Results of Operations.

The following discussion reviews our results of operations for the three-month period ended March 31, 2026 as compared to the three-month period ended March 31, 2025 and assesses our financial condition as of March 31, 2026 as compared to December 31, 2025. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2025 included in our Annual Report on Form 10-K for that period. Results for the three-month period ended March 31, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or any future period.

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

Cautionary Warning Regarding forward-looking statements

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operations, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “seek to,” “strive,” “focus,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to:

•	Restrictions or conditions imposed by our regulators on our operations;

•	Increases in competitive pressure in the banking and financial services industries;

•	Changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;

•	Changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic or industry conditions;

•	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;

•	Credit losses due to loan concentration;

•	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

•	Our ability to successfully execute our business strategy;

•	Our ability to attract and retain key personnel;

•	The success and costs of our expansion into potential new markets;

•	Risks with respect to future mergers or acquisitions, including our ability to successfully expand and integrate the businesses and operations that we acquire and realize the anticipated benefits of the mergers or acquisitions;

•	Changes in the interest rate environment which could reduce anticipated or actual margins;

•	Changes in political, economic, legislative, or regulatory conditions, including new governmental initiatives affecting the financial services industry and potential disruptions resulting from U.S. federal government funding lapses, shutdowns, or related fiscal policy uncertainty;

•	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;

•	Changes occurring in business conditions and inflation;

•	Increased cybersecurity risk, including potential business disruptions or financial losses;

•	Changes in technology;

•	The adequacy of the level of our allowance for credit losses and the amount of loan loss provisions required in future periods;

•	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses or write-down assets;

•	Changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;

•	Any increase in FDIC assessments which will increase our cost of doing business;

•	Risks associated with complex and changing regulatory environments, including, among others, with respect to data privacy, artificial intelligence (“AI”), information security, climate change or other environmental, social and governance matters, and labor matters, relating to our operations;

•	The rate of delinquencies and amounts of loans charged-off;

•	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

•	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;

•	Adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	Changes in accounting standards, rules and interpretations and the related impact on our financial statements;

•	Risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;

•	Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed;

•	The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics; war, terrorism, or other geopolitical conflicts or instability, including the war in Ukraine, conflicts in the Middle East, instability or sanctions affecting Venezuela, and tensions between China and Taiwan; disruptions in our customers’ supply chains or transportation networks; essential utility outages; trade disputes and related tariffs; and disruptions caused by widespread cybersecurity incidents; and

•	Other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, in Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q, and in our other filings with the SEC.

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

At March 31, 2026, we had total assets of $4.58 billion, a 4.0% increase from total assets of $4.40 billion at December 31, 2025. The largest component of our total assets is loans which were $3.94 billion and $3.85 billion at March 31, 2026, and December 31, 2025, respectively. Our liabilities and shareholders’ equity at March 31, 2026 totaled $4.20 billion and $379.4 million, respectively, compared to liabilities of $4.03 billion and shareholders’ equity of $368.7 million at December 31, 2025. The principal component of our liabilities is deposits which were $3.87 billion and $3.72 billion at March 31, 2026 and December 31, 2025, respectively.

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

Our net income to common shareholders was $9.9 million and $5.3 million for the three months ended March 31, 2026, and 2025, respectively. Diluted earnings per share (“EPS”) was $1.19 for the first quarter of 2026 as compared to $0.65 for the same period in 2025. The increase in net income was primarily driven by an increase in net interest income.

results of operations

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $30.3 million for the first quarter of 2026, a 29.4% increase over net interest income of $23.4 million for the first quarter of 2025, driven primarily by a $5.0 million increase in interest income on our interest-earning assets combined with a $1.9 million decrease in interest expense on our interest-bearing liabilities. In addition, our net interest margin, on a tax-equivalent (TE) basis, was 2.88% for the first quarter of 2026 compared to 2.41% for the same period in 2025.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three-month periods ended March 31, 2026 and 2025. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” tables demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended March 31,
	2026			2025
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$211,039	$1,955	3.76%	$107,821	$1,159	4.36%
Investment securities, taxable	141,309	1,368	3.93%	143,609	1,361	3.84%
Investment securities, nontaxable(2)	6,332	40	2.58%	7,914	55	2.80%
Loans(3)	3,899,002	51,257	5.33%	3,673,912	47,085	5.20%
Total interest-earning assets	4,257,682	54,620	5.20%	3,933,256	49,660	5.12%
Noninterest-earning assets	156,466			157,053
Total assets	$4,414,148			$4,090,309
Interest-bearing liabilities
NOW accounts	$421,527	1,102	1.06%	$306,707	597	0.79%
Savings & money market	1,649,248	11,819	2.91%	1,520,632	12,750	3.40%
Time deposits	895,101	8,776	3.98%	930,282	10,222	4.46%
Total interest-bearing deposits	2,965,876	21,697	2.97%	2,757,621	23,569	3.47%
FHLB advances and other borrowings	240,000	2,244	3.79%	240,000	2,244	3.79%
Subordinated debentures	24,903	411	6.69%	24,903	451	7.34%
Total interest-bearing liabilities	3,230,779	24,352	3.06%	3,022,524	26,264	3.52%
Noninterest-bearing liabilities	807,686			732,761
Shareholders’ equity	375,683			335,024
Total liabilities and shareholders’ equity	$4,414,148			$4,090,309
Net interest spread			2.14%			1.60%
Net interest income (tax equivalent) / margin		$30,268	2.88%		$23,396	2.41%
Less: tax-equivalent adjustment(2)		9			13
Net interest income		$30,259			$23,383

(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes loans held for sale and nonaccrual loans.

Our net interest margin (TE) increased by 47 basis points to 2.88% during the first quarter of 2026, compared to the first quarter of 2025, driven primarily by an increase in our average interest-earning assets combined with a decrease in rates paid on our interest-bearing liabilities. Our average interest-earning assets grew by $324.4 million during the first quarter of 2026 from the prior year, while the average yield on these assets increased by eight basis points to 5.20%. Our average interest-bearing liabilities grew by $208.3 million during the first quarter of 2026 from the prior year, while the rate on these liabilities decreased 46 basis points to 3.06%.

The increase in average interest-earning assets for the first quarter of 2026 related primarily to an increase of $225.1 million in our average loan balances from the prior year. The eight-basis point increase in yield on our interest-earning assets was driven by a 13 basis point increase in the yield on our loan portfolio. The 13 basis point increase included a $543,000 repayment of interest on one large nonaccrual loan.

The increase in average interest-bearing liabilities for the first quarter of 2026 related primarily to an increase of $208.3 million in our average interest-bearing deposits. The 46 basis point decrease in cost of our interest-bearing liabilities was driven by a 50 basis point decrease in the cost of our interest-bearing deposits.

Our net interest spread was 2.14% for the first quarter of 2026 compared to 1.60% for the same period in 2025. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The eight-basis point increase in yield on our interest-earning assets, combined with the 46 basis point decrease in the rate on our interest-bearing liabilities, resulted in a 54 basis point increase in our net interest spread for the 2026 period. We seek to fund increased loan volumes by growing our core deposits, but, subject to internal policy limits on the amount of wholesale funding we may maintain, will utilize wholesale funding to fund shortfalls, if any, or provide additional liquidity. To the extent that our dependence on wholesale funding sources increases, our net interest margin would likely be negatively impacted as we may not be able to reduce the rates we pay on these deposits as quickly as we can on core deposits as rates have and may continue to decline. We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	March 31, 2026 vs. 2025				March 31, 2025 vs. 2024
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$2,885	1,213	74	4,172	$641	827	12	1,480
Investment securities	(36)	33	(1)	(4)	63	(133)	(5)	(75)
Federal funds sold and interest-bearing deposits with banks	1,110	(160)	(154)	796	61	(174)	(8)	(121)
Total interest income	3,959	1,086	(81)	4,964	765	520	(1)	1,284
Interest expense
Deposits	1,908	(3,497)	(283)	(1,872)	512	(3,803)	(72)	(3,363)
FHLB advances and other borrowings	-	-	-	-	(12)	27	-	15
Subordinated debentures	-	(40)	-	(40)	(175)	101	(32)	(106)
Total interest expense	1,908	(3,537)	(283)	(1,912)	325	(3,675)	(104)	(3,454)
Net interest income	$2,051	4,623	202	6,876	$440	4,195	103	4,738

Net interest income, the largest component of our income, was $30.3 million for the first quarter of 2026 and $23.4 million for the first quarter of 2025, a $6.9 million, representing a 29.4%, increase year over year. The increase during 2026 was driven by a $5.0 million increase in interest income primarily due to an increase in average loan balances and higher yields on our loan portfolio, as well as a $1.9 million decrease in interest expense primarily due to lower rates on our interest-bearing deposits.

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

We recorded a provision for credit losses of $1.3 million during the first quarter of 2026, compared to a provision for credit losses of $750,000 in the first quarter of 2025. The provision during the first quarter of 2026 was driven primarily by growth in our loan portfolio. The $1.3 million provision during 2026 included a provision of $1.2 million for credit losses and a $150,000 provision for unfunded commitments. There was no provision for unfunded commitments recorded in the first quarter of 2025.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended March 31,
(dollars in thousands)	2026	2025
Mortgage banking income	$1,493	1,424
Service fees on deposit accounts	756	539
ATM and debit card income	588	552
Income from bank owned life insurance	446	403
Other income	257	196
Total noninterest income	$3,540	3,114

Noninterest income was $3.5 million for the first quarter of 2026, a $426,000, or 13.7%, increase from noninterest income of $3.1 million for the first quarter of 2025. The increase in noninterest income during 2026, compared to 2025, resulted primarily from an increase in mortgage banking income and service fees on deposit accounts. Mortgage banking income increased $69,000, or 4.8%, over the prior year due to higher mortgage volume. Service fees on deposit accounts increased $217,000, or 40.3%, over the prior year, driven by higher transaction volume, fee income on our commercial credit cards and additional wire fee income.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended March 31,
(dollars in thousands)	2026	2025
Compensation and benefits	$11,980	11,304
Occupancy	2,490	2,548
Outside service and data processing costs	2,267	2,037
Insurance	892	1,010
Professional fees	675	509
Marketing	399	374
Other	1,312	1,054
Total noninterest expense	$20,015	18,836

Noninterest expense was $20.0 million for the first quarter of 2026, a $1.2 million, or 6.3%, increase from noninterest expense of $18.8 million for the first quarter of 2025. The increase in noninterest expense was driven primarily by the following:

•	Compensation and benefits expense increased $676,000, or 6.0%, relating primarily to an increase in salaries and commissions expenses.
•	Outside service and data processing costs increased $230,000, or 11.3%, relating primarily to increases in software licensing and maintenance costs, electronic banking, and other services we provide to our clients which are driven by increased volume.
•	Professional fees increased $166,000, or 32.6%, relating primarily to an increase in director’s fees, audit and accounting fees and other professional fees.
•	Other noninterest expenses increased $258,000, or 24.5%, relating primarily to an increase in travel and entertainment expenses, other employee related expenses, and debit card losses.

Partially offsetting the above increases was a decrease in insurance expense of $118,000, or 11.7%, due to lower FDIC assessment expense during the first quarter of 2026.

Our efficiency ratio was 59.2% for the first quarter of 2026, compared to 71.1% for the first quarter of 2025. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The improvement during the 2026 period was driven primarily by the increase in net interest income.

We incurred income tax expense of $2.6 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. Our effective tax rate was 20.8% and 23.8% for the three months ended March 31, 2026 and 2025, respectively. The decrease in the effective tax rate was driven by the effect of equity compensation transactions in comparison to our income before income tax expense.

Balance Sheet Review

Investment Securities

At March 31, 2026, the $144.6 million in our investment securities portfolio represented approximately 3.2% of our total assets. Our available for sale investment portfolio included corporate bonds, US treasuries, US government agency securities, state and political subdivisions, asset-backed securities and mortgage-backed securities with a fair value of $124.2 million and an amortized cost of $134.2 million, resulting in an unrealized loss of $10.0 million. At December 31, 2025, the $147.8 million in our investment securities portfolio represented approximately 3.4% of our total assets, including investment securities with a fair value of $127.7 million and an amortized cost of $137.2 million for an unrealized loss of $9.4 million. In addition, other investments, which include FHLB Stock and other nonmarketable investments, increased $314,000 from December 31, 2025 to $20.4 million at March 31, 2026.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans, excluding mortgage loans held for sale, for the three months ended March 31, 2026 and 2025 were $3.90 billion and $3.67 billion, respectively. Before the allowance for credit losses, total loans outstanding at March 31, 2026 and December 31, 2025 were $3.94 billion and $3.85 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of March 31, 2026, our loan portfolio included $3.22 billion, or 81.8%, of real estate loans, compared to $3.18 billion, or 82.8%, at December 31, 2025. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. Home equity lines of credit totaled $262.5 million as of March 31, 2026, of which approximately 49% were in a first lien position, while the remaining balance was second liens. At December 31, 2025, our home equity lines of credit totaled $248.7 million, of which approximately 47% were in first lien positions, while the remaining balance was in second liens. The average home equity loan had a balance of approximately $112,000 and a loan to value of 74% as of March 31, 2026, compared to an average loan balance of $108,000 and a loan to value of approximately 73% as of December 31, 2025. Further, 0.58% and 0.38% of our total home equity lines of credit were over 30 days past due as of March 31, 2026 and December 31, 2025, respectively.

Following is a summary of our loan composition at March 31, 2026 and December 31, 2025. During the first three months of 2026, our loan portfolio increased by $97.1 million, or 10.2% annualized, primarily driven by a $58.1 million increase in commercial business loans and a $22.6 million increase in commercial owner occupied loans. In addition, home equity loans increased by $13.8 million during the first three months of 2026. Our consumer real estate portfolio, which decreased by $5.2 million includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $470,000, a term of 24 years, and an average rate of 4.57% as of March 31, 2026, compared to a principal balance of $472,000, a term of 24 years, and an average rate of 4.55% as of December 31, 2025.

	March 31, 2026		December 31, 2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$759,602	19.3%	$736,979	19.2%
Non-owner occupied RE	950,696	24.1%	956,812	24.9%
Construction	69,463	1.8%	63,666	1.7%
Business	677,742	17.2%	619,667	16.0%
Total commercial loans	2,457,503	62.4%	2,377,124	61.8%
Consumer
Real estate	1,148,129	29.1%	1,153,285	30.0%
Home equity	262,530	6.6%	248,685	6.5%
Construction	33,879	0.9%	24,997	0.6%
Other	40,178	1.0%	41,033	1.1%
Total consumer loans	1,484,716	37.6%	1,468,000	38.2%
Total gross loans, net of deferred fees	3,942,219	100.0%	3,845,124	100.0%
Less—allowance for credit losses	(43,378)		(42,280)
Total loans, net	$3,898,841		$3,802,844

We have included the table below to provide additional clarity on our commercial real estate exposure. We have not identified any geographic concentrations within these collateral types. The table below presents the majority of our commercial real estate exposure by collateral type which are included in the commercial business, construction, and non-owner occupied segments.

		March 31, 2026
(dollars in thousands)	Outstanding	% of Loan Portfolio	Average Loan Size	Weighted Average LTV
Collateral
Office	$230,225	5.84%	$1,465	54%
Retail	198,382	5.03%	1,647	51%
Hotel	147,344	3.74%	7,923	47%
Multifamily	104,463	2.65%	2,441	43%

		December 31, 2025
(dollars in thousands)	Outstanding	% of Loan Portfolio	Average Loan Size	Weighted Average LTV
Collateral
Office	$221,425	5.76%	$1,377	53%
Retail	186,692	4.86%	1,611	50%
Hotel	144,155	3.75%	7,651	48%
Multifamily	101,703	2.64%	2,462	43%

Our level of non-owner occupied commercial real estate loans represents 237.6% of the Bank’s total risk-based capital at March 31, 2026 compared to 236.5% at December 31, 2025.

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of March 31, 2026 and December 31, 2025 we had no loans that were 90 days past due and still accruing.

Following is a summary of our nonperforming assets.

(dollars in thousands)	March 31, 2026	December 31, 2025
Commercial
Owner occupied RE	$2,317	259
Non-owner occupied RE	1,712	6,917
Business	909	189
Consumer
Real estate	5,786	5,763
Home equity	745	705
Total nonaccrual loans	11,469	13,833
Other real estate owned	475	275
Total nonperforming assets	$11,944	14,108

At March 31, 2026, nonperforming assets were $11.9 million, or 0.26% of total assets and 0.30% of gross loans. Comparatively, nonperforming assets were $14.1 million, or 0.32% of total assets and 0.37% of gross loans at December 31, 2025. The increase in commercial owner occupied loans was due to one loan being moved to non-accrual status during the first quarter of 2026, while the decrease in commercial non-owner occupied loans was primarily driven by the payoff of one large non-residential loan. The amount of foregone interest income on nonaccrual loans in the first quarter of 2026 and 2025 was $68,000 and $74,000, respectively.

At March 31, 2026 and December 31, 2025, the allowance for credit losses represented 378.22% and 305.65% of the total amount of nonperforming loans, respectively. A significant portion of the nonperforming loans at March 31, 2026 were secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.

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

In addition, at March 31, 2026, 81.8% of our loans were collateralized by real estate and 92.2% of our individually evaluated loans were secured by real estate. We utilize third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Individually evaluated loans are reviewed on a quarterly basis to determine the level of credit loss. As of March 31, 2026, we did not have any individually evaluated real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for individually evaluated loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At March 31, 2026, individually evaluated loans totaled $12.8 million, for which $5.7 million of these loans had a reserve of approximately $2.3 million allocated in the allowance for credit losses. Comparatively, individually evaluated loans totaled $15.1 million at December 31, 2025 for which $5.2 million of these loans had a reserve of approximately $1.5 million allocated in the allowance for credit losses.

Allowance for Credit Losses

The allowance for credit losses was $43.4 million, representing 1.10% of outstanding loans and providing coverage of 378.22% of nonperforming loans at March 31, 2026, compared to $42.3 million, or 1.10% of outstanding loans and 305.65% of nonperforming loans at December 31, 2025. At March 31, 2025, the ACL was $40.7 million, or 1.10% of outstanding loans and 378.09% of nonperforming loans.

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

The following table summarizes the allocation of the allowance for credit losses among the various loan categories.

	March 31, 2026		December 31, 2025
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Commercial
Owner occupied RE	$3,460	19.3%	$3,911	19.2%
Non-owner occupied RE	5,882	24.1%	6,773	24.9%
Construction	982	1.8%	611	1.7%
Business	13,427	17.2%	12,148	16.0%
Total commercial	23,751	62.4%	23,443	61.8%
Consumer
Real estate	16,314	29.1%	15,866	30.0%
Home equity	2,452	6.6%	1,827	6.5%
Construction	353	0.9%	569	0.6%
Other	508	1.0%	575	1.1%
Total consumer	19,627	37.6%	18,837	38.2%
Total allowance for credit losses	$43,378	100.0%	$42,280	100.0%

(1)	Percentage of loans in each category to total loans.

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

Our retail deposits represented $3.37 billion, or 87.0% of total deposits, while our brokered deposits represented $501.7 million, or 13.0%, of total deposits at March 31, 2026. At December 31, 2025, retail deposits represented $3.16 billion, or 85.1%, of our total deposits and brokered deposits were $552.9 million, representing 14.9% of our total deposits. Our loan-to-deposit ratio was 102% at March 31, 2026 and 103% at December 31, 2025.

The following is a detail of our deposit accounts:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Non-interest bearing	$799,692	732,287
Interest bearing:
NOW accounts	495,657	423,270
Money market accounts	1,652,125	1,573,039
Savings	30,332	29,470
Time deposits	393,915	405,848
Total retail deposits	3,371,721	3,163,914
Brokered deposits	501,734	552,889
Total deposits	$3,873,455	3,716,803

Our primary focus is on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. In addition, at March 31, 2026 and December 31, 2025, we estimate that we have approximately $1.6 billion and $1.5 billion, or 42.4% and 39.6% of total deposits, respectively, in uninsured deposits, including related interest accrued and unpaid. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, the amounts above are estimates and are based on the same methodologies and assumptions used by the FDIC for the Bank’s regulatory reporting requirements.

The following table shows the average balance amounts and the average rates paid on deposits.

	Three months ended March 31,
	2026		2025
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$747,719	0.00%	$677,772	0.00%
Interest-bearing demand deposits	421,527	1.06%	306,707	0.79%
Money market accounts	1,618,974	2.96%	1,488,372	3.47%
Savings accounts	30,274	0.19%	32,260	0.29%
Time deposits less than $250,000	174,171	3.26%	183,456	3.89%
Time deposits greater than $250,000	720,930	4.15%	746,826	4.59%
Total deposits	$3,713,595	2.37%	$3,435,393	2.78%

During the first three months of 2026, our average transaction account balances increased by $313.4 million, or 12.5%, from the prior year, while our average time deposit balances decreased by $35.2 million, or 3.8%. The increase in our average transaction account balances is the result of our focus on growing core deposits.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits $250,000 or more at March 31, 2026 was as follows:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Three months or less	$185,091	215,650
Over three through six months	239,362	180,050
Over six through twelve months	190,113	271,920
Over twelve months	110,587	110,334
Total time deposits	$725,153	777,954

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at March 31, 2026 and December 31, 2025 were $725.2 million and $778.0 million, respectively. We have a relationship with IntraFi Promontory Network, allowing us to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000. This gives us the ability, as and when needed, to attract and retain large deposits from insurance conscious customers. With IntraFi, we have the option to keep deposits on balance sheet or sell them to other members of the network.

At March 31, 2026 and December 31, 2025, we had $240.0 million of convertible fixed rate FHLB advances with a weighted average rate of 3.74%. At March 31, 2026, the $240.0 million was secured with approximately $1.37 billion of mortgage loans and $14.8 million of stock in the FHLB. At December 31, 2025, the $240.0 million was secured with approximately $1.38 billion of mortgage loans and $14.5 million of stock in the FHLB.

Listed below is a summary of the terms and maturities of the advances outstanding at March 31, 2026 and December 31, 2025.

(dollars in thousands)	March 31, 2026		December 31, 2025
Maturity	Amount	Rate	Amount	Rate
April 28, 2028	$40,000	3.51%	$40,000	3.51%
June 28, 2028	40,000	3.54%	40,000	3.54%
July 10, 2028	40,000	3.87%	40,000	3.87%
July 10, 2028	40,000	3.96%	40,000	3.96%
May 15, 2029	35,000	3.90%	35,000	3.90%
July 10, 2029	45,000	3.69%	45,000	3.69%
Total FHLB Advances outstanding	$240,000	3.74%	$240,000	3.74%

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

At March 31, 2026 and December 31, 2025 our cash and cash equivalents totaled $342.8 million and $269.6 million, respectively, or 7.5% and 6.1% of total assets, respectively. Subsequent to quarter-end, on April 17, 2026, we closed an underwritten public offering of 1,207,500 shares of our common stock, including 157,500 shares issued pursuant to the underwriters’ exercise in full of their option to purchase additional shares, at a public offering price of $54.00 per share. Aggregate gross proceeds were approximately $65.2 million, before underwriting discounts and commissions and offering expenses. We expect to use the net proceeds for general corporate purposes, including supporting organic growth initiatives, providing capital to the Bank, redeeming or repurchasing outstanding indebtedness, including subordinated debt, and for working capital purposes. This offering further enhanced our liquidity and capital position subsequent to March 31, 2026.

Our investment securities at March 31, 2026 and December 31, 2025 amounted to $144.6 million and $147.8 million, respectively, or 3.2% and 3.4% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain six federal funds purchased lines of credit with correspondent banks totaling $128.5 million for which there were no borrowings against the lines of credit at March 31, 2026. We also had $178.6 million pledged and available with the Federal Reserve Discount Window at March 31, 2026. Comparatively, at December 31, 2025, we had $181.2 million pledged and available with the Federal Reserve Discount Window.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at March 31, 2026 was $811.7 million, based primarily on the Bank’s qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at March 31, 2026 and December 31, 2025 we had $270.3 million and $231.9 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

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

We also have a line of credit with another financial institution for $15.0 million, which was unused at March 31, 2026. The line of credit was renewed on March 5, 2026 at an interest rate of the U.S. Prime Rate plus 0.25% and matures on March 5, 2027.

We have $11.5 million of outstanding subordinated debt. The interest rate on the outstanding subordinated debt reset to an interest rate per annum equal to the Three-Month Term SOFR plus 340.8 basis points (7.37% at March 31, 2026), payable quarterly in arrears. The subordinated debt is intended to qualify as Tier 2 capital for regulatory capital purposes for the Company; however, the amount that is eligible to be included in Tier 2 capital will be reduced by 20% each year during the last five years before maturity date of the Notes beginning in the quarter ended December 31, 2024.

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

Total shareholders’ equity was $379.4 million at March 31, 2026 and $368.7 million at December 31, 2025. The $10.8 million increase from December 31, 2025 is primarily related to net income of $9.9 million during the first three months of 2026, stock option exercises and equity compensation expenses of $1.3 million. Partially offsetting the increase was a $411,000 decrease in other comprehensive income related to our available for sale securities.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the three months ended March 31, 2026 and the year ended December 31, 2025.

	March 31, 2026	December 31, 2025
Return on average assets	0.91%	0.72%
Return on average equity	10.67%	8.73%
Return on average common equity	10.67%	8.73%
Average equity to average assets ratio	8.51%	8.20%
Tangible common equity to assets ratio	8.29%	8.37%

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

To be considered “well capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risk-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of March 31, 2026 our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

			March 31, 2026
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$448,583	12.80%	$280,321	8.00%	$350,401	10.00%
Tier 1 Capital (to risk weighted assets)	405,205	11.56%	210,241	6.00%	280,321	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	405,205	11.56%	157,681	4.50%	227,761	6.50%
Tier 1 Capital (to average assets)	405,205	9.16%	176,956	4.00%	221,195	5.00%
					December 31, 2025
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$437,207	12.85%	$272,120	8.00%	$340,150	10.00%
Tier 1 Capital (to risk weighted assets)	394,927	11.61%	204,090	6.00%	272,120	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	394,927	11.61%	153,068	4.50%	221,098	6.50%
Tier 1 Capital (to average assets)	394,927	9.06%	174,276	4.00%	217,845	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

			March 31, 2026
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$450,556	12.86%	$280,329	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	400,278	11.42%	210,247	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	387,278	11.05%	157,685	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	400,278	9.05%	176,974	4.00%	N/A	N/A
					December 31, 2025
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum(1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$438,292	12.89%	272,120	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	389,112	11.44%	204,090	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	376,112	11.06%	153,068	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	389,112	8.93%	174,293	4.00%	N/A	N/A

(1)	The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2026 unfunded commitments to extend credit were $905.2 million, of which $91.8 million were at fixed rates and $813.4 million were at variable rates. At December 31, 2025, unfunded commitments to extend credit were $843.6 million, of which approximately $81.4 million were at fixed rates and $726.2 million were at variable rates. A significant portion of the unfunded commitments related to commercial business loans and consumer home equity lines of credit. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. As of March 31, 2026 the reserve for unfunded commitments was $2.1 million or 0.23%, compared to $2.0 million or 0.23% as of December 31, 2025.

At March 31, 2026 and December 31, 2025, there were commitments under letters of credit for $18.4 million and $20.4 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Certain accounting policies inherently involve a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. Of the significant accounting policies used in the preparation of our consolidated financial statements, we have identified certain items as critical accounting policies based on the associated estimates, assumptions, judgments and complexity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025, for a description our significant accounting policies that use critical accounting estimates.

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

As of March 31, 2026, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	(6.13)%
Up 200 basis points	(3.42)%
Up 100 basis points	(1.54)%
Base	-
Down 100 basis points	1.76%
Down 200 basis points	5.32%
Down 300 basis points	9.91%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A. RISK FACTORS.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Warning Regarding Forward-Looking Statements” set forth in Part I, Item 2 of this Form 10-Q, risks and matters described elsewhere in this Form 10-Q, and in our other filings with the SEC.

There have been no material changes to the risk factors previously disclosed in the Company’s (i) Annual Report on Form 10-K for fiscal year ended December 31, 2025.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Sales of Unregistered Securities - None
(b)	Use of Proceeds – Not applicable
(c)	Issuer Purchases of Securities

The following table reflects share repurchase activity during the first quarter of 2026:

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value) of
			Units)	Shares (or
	(a) Total		Purchased as	Units) that May
	Number of		Part of Publicly	Yet Be
	Shares (or	(b) Average	Announced	Purchased
	Units)	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share (or Unit)	Programs	or Programs
January 1, 2026 – March 31, 2026	-	-	-	$5,000,000
Total	-	-	-	$5,000,000

*On June 17, 2025, the we announced a share repurchase plan allowing us to repurchase up to $5.0 million of shares of our common stock (the “Repurchase Plan”). As of March 31, 2026, we have not repurchased any of the shares authorized for repurchase under the Repurchase Plan. We are not obligated to purchase any such shares under the Repurchase Plan, and the Repurchase Plan may be discontinued, suspended or restarted at any time; however, repurchases under the Repurchase Plan after May 22, 2026 would require additional approval of our Board of Directors and the Federal Reserve.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Trading Plans

During the three months ended March 31, 2026, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K of the Securities Act of 1933.

Item 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: May 1, 2026	/s/R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2026	/s/Christian J. Zych
Christian J. Zych
Chief Financial Officer (Principal Financial Officer)