Form 10-Q
period 2026-06-30
SOUTHERN FIRST BANCSHARES INC
filed 2026-08-03
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,471,755 shares of common stock, par value $0.01 per share, were issued and outstanding as of July 28, 2026.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
June 30, 2026 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except share data)	2026	2025
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$30,102	27,821
Federal funds sold	259,049	183,473
Interest-bearing deposits with banks	72,483	58,289
Total cash and cash equivalents	361,634	269,583
Investment securities:
Investment securities available for sale	144,388	127,730
Other investments	20,484	20,063
Total investment securities	164,872	147,793
Mortgage loans held for sale	8,594	11,569
Loans	4,030,255	3,845,124
Less allowance for credit losses	(44,232)	(42,280)
Loans, net	3,986,023	3,802,844
Bank owned life insurance	56,677	55,775
Property and equipment, net	88,006	83,465
Deferred income taxes, net	13,946	13,702
Other assets	20,419	18,763
Total assets	$4,700,171	4,403,494
LIABILITIES
Deposits	$3,935,452	3,716,803
Federal Home Loan Bank advances and other borrowings	240,000	240,000
Subordinated debentures	13,403	24,903
Other liabilities	59,048	53,131
Total liabilities	4,247,903	4,034,837
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 20,000,000 shares authorized, 9,468,467 and 8,213,328 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	95	82
Nonvested restricted stock	(912)	(1,338)
Additional paid-in capital	188,932	125,924
Accumulated other comprehensive loss	(8,372)	(7,454)
Retained earnings	272,525	251,443
Total shareholders’ equity	452,268	368,657
Total liabilities and shareholders’ equity	$4,700,171	4,403,494

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(dollars in thousands, except share data)	2026	2025	2026	2025
Interest income
Loans	$53,077	48,992	104,334	96,077
Investment securities	1,504	1,357	2,903	2,760
Federal funds sold and interest-bearing deposits with banks	3,550	1,969	5,505	3,128
Total interest income	58,131	52,318	112,742	101,965
Interest expense
Deposits	23,094	24,300	44,791	47,869
Borrowings	2,667	2,723	5,322	5,418
Total interest expense	25,761	27,023	50,113	53,287
Net interest income	32,370	25,295	62,629	48,678
Provision for credit losses	1,025	700	2,325	1,450
Net interest income after provision for credit losses	31,345	24,595	60,304	47,228
Noninterest income
Mortgage banking income	1,323	1,569	2,816	2,993
Service fees on deposit accounts	866	567	1,621	1,106
ATM and debit card income	651	586	1,238	1,138
Income from bank owned life insurance	457	413	902	816
Other income	211	199	470	394
Total noninterest income	3,508	3,334	7,047	6,447
Noninterest expenses
Compensation and benefits	12,252	11,674	24,232	22,978
Occupancy	2,551	2,523	5,042	5,071
Outside service and data processing	2,416	2,189	4,683	4,226
Insurance	858	910	1,749	1,919
Professional fees	782	609	1,456	1,118
Marketing	423	397	822	771
Other	1,111	1,034	2,423	2,088
Total noninterest expenses	20,393	19,336	40,407	38,171
Income before income tax expense	14,460	8,593	26,944	15,504
Income tax expense	3,265	2,012	5,862	3,657
Net income	$11,195	6,581	21,082	11,847
Earnings per common share
Basic	$1.22	0.81	2.43	1.46
Diluted	1.20	0.81	2.39	1.46
Weighted average common shares outstanding
Basic	9,184,699	8,118,895	8,676,877	8,098,737
Diluted	9,318,515	8,133,789	8,808,517	8,122,215

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Net income	$11,195	6,581	21,082	11,847
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	(642)	516	(1,162)	2,358
Tax benefit (expense)	135	(109)	244	(495)
Other comprehensive income (loss)	(507)	407	(918)	1,863
Comprehensive income	$10,688	6,988	20,164	13,710

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	For the three months ended June 30,
	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
March 31, 2025	8,168,865	$82	-	$-	$(3,372)	$124,561	$(10,016)	$226,343	$337,598
Net income	-	-	-	-	-	-	-	6,581	6,581
Proceeds from exercise of stock options	13,000	-	-	-	-	306	-	-	306
Restricted shares withheld for taxes	(1,150)	-	-	-	-	(35)	-	-	(35)
Share-based compensation expense, net of forfeitures	-	-	-	-	598	7	-	-	605
Other comprehensive income	-	-	-	-	-	-	407	-	407
June 30, 2025	8,180,715	$82	-	$-	$(2,774)	$124,839	$(9,609)	$232,924	$345,462
March 31, 2026	8,247,665	$82	-	$-	$(1,302)	$127,168	$(7,865)	$261,330	$379,413
Net income	-	-	-	-	-	-	-	11,195	11,195
Net issuance of common stock	1,207,500	13	-	-	-	61,262	-	-	61,275
Proceeds from exercise of stock options	6,000	-	-	-	-	239	-	-	239
Net issuance of restricted stock	8,150	-	-	-	(312)	312	-	-	-
Restricted shares withheld for taxes	(848)	-	-	-	-	(49)	-	-	(49)
Share-based compensation expense, net of forfeitures	-	-	-	-	702	-	-	-	702
Other comprehensive loss	-	-	-	-	-	-	(507)	-	(507)
June 30, 2026	9,468,467	$95	-	$-	$(912)	$188,932	$(8,372)	$272,525	$452,268

	For the six months ended June 30,
	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2024	8,164,872	$82	-	-	$(3,884)	$124,641	$(11,472)	$221,077	$330,444
Net income	-	-	-	-	-	-	-	11,847	11,847
Proceeds from exercise of stock options	25,500	-	-	-	-	516	-	-	516
Restricted shares withheld for taxes	(9,657)	-	-	-	-	(350)	-	-	(350)
Share-based compensation expense, net of forfeitures	-	-	-	-	1,110	32	-	-	1,142
Other comprehensive income	-	-	-	-	-	-	1,863	-	1,863
June 30, 2025	8,180,715	$82	-	$-	$(2,774)	$124,839	$(9,609)	$232,924	$345,462
December 31, 2025	8,213,328	$82	-	$-	$(1,338)	$125,924	$(7,454)	$251,443	$368,657
Net income	-	-	-	-	-	-	-	21,082	21,082
Net issuance of common stock	1,207,500	13	-	-	-	61,262	-	-	61,275
Proceeds from exercise of stock options	41,750	-	-	-	-	1,538	-	-	1,538
Net issuance of restricted stock	18,302	-	-	-	(899)	899	-	-	-
Restricted shares withheld for taxes	(12,413)	-	-	-	-	(691)	-	-	(691)
Share-based compensation expense, net of forfeitures	-	-	-	-	1,325	-	-	-	1,325
Other comprehensive loss	-	-	-	-	-	-	(918)	-	(918)
June 30, 2026	9,468,467	$95	-	$-	$(912)	$188,932	$(8,372)	$272,525	$452,268

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
(dollars in thousands)	2026	2025
Operating activities
Net income	$21,082	11,847
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	2,325	1,450
Depreciation and other amortization	1,901	2,297
Accretion and amortization of securities discounts and premium, net	(175)	221
Net change in operating leases	270	48
Gain on sale of real estate owned	(3)	-
Stock-based compensation expense	1,325	1,142
Gain on sale of loans held for sale	(2,916)	(2,813)
Loans originated and held for sale	(102,396)	(102,716)
Proceeds from sale of loans held for sale	108,287	99,355
Increase in cash surrender value of bank owned life insurance	(902)	(816)
Decrease in deferred tax asset	-	1
(Increase) decrease in other assets	(556)	2,450
Increase in other liabilities	576	5,591
Net cash provided by operating activities	28,818	18,057
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(186,905)	(115,378)
Purchase of property and equipment	(1,596)	(221)
Purchase of investment securities:
Available for sale	(25,471)	-
Other investments	(421)	(24)
Payments and maturities, calls and repayments of investment securities:
Available for sale	7,826	5,397
Other investments	-	(392)
Proceeds from the sale of real estate acquired in settlement of loans	529	-
Net cash used for investing activities	(206,038)	(110,618)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	218,649	200,564
Repayment of subordinated debentures	(11,500)	-
Proceeds from issuance of common stock	61,275	-
Proceeds from the exercise of stock options	1,538	516
Restricted shares withheld for taxes	(691)	(350)
Net cash provided by financing activities	269,271	200,730
Net increase in cash and cash equivalents	92,051	108,169
Cash and cash equivalents at beginning of the period	269,583	162,863
Cash and cash equivalents at end of the period	$361,634	271,032
Supplemental information
Cash paid for
Interest	$50,288	52,945
Income taxes	7,066	4,654
Schedule of non-cash transactions
Unrealized (loss) gain on securities, net of income taxes	(918)	1,863
Foreclosure of other real estate	1,626	275
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	5,761	-

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2026. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

The Federal Reserve has stated that economic activity is expanding at a solid pace despite elevated uncertainty and that inflation remains elevated relative to its 2% objective, in part reflecting supply shocks affecting certain sectors, including energy. Changes in interest rates, inflation, economic growth, employment conditions, trade and tariff policies, energy prices, supply disruptions, geopolitical developments and other domestic and international events may affect loan demand, deposit levels and funding costs, asset quality, borrower repayment capacity and the value of financial assets. In addition, credit conditions in certain sectors, including commercial real estate, continue to warrant close attention, particularly as loans mature and borrowers face refinancing risk. The extent to which these factors, as well as any related legislative, regulatory or supervisory responses, may adversely affect the Company’s business, financial condition, results of operations and cash flows remains uncertain.

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

The Bank makes loans to individuals and businesses in the Upstate, Midlands, and Lowcountry regions of South Carolina as well as the Triangle, Triad and Charlotte regions of North Carolina and Atlanta, Georgia for various personal and commercial purposes. The Bank’s loan portfolio has a concentration of real estate loans. As of June 30, 2026 and December 31, 2025, real estate loans represented 81.0% and 82.8%, respectively, of total loans. However, borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

As of June 30, 2026, the Company’s and the Bank’s capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession, our reported and regulatory capital ratios could be adversely impacted by future credit losses.

The Company maintains access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the subsidiary bank. As of June 30, 2026, the $15.0 million line was unused.

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

In December 2025, the FASB amended the Interim Reporting topic in the Accounting Standards Codification to clarify current interim reporting requirements. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company does not expect these amendments to have a material effect on its financial statements.

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	June 30, 2026
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$1,692	-	109	1,583
US government agencies	12,635	34	1,036	11,633
State and political subdivisions	19,820	-	2,109	17,711
Asset-backed securities	12,258	6	114	12,150
Mortgage-backed securities	108,580	9	7,278	101,311
Total investment securities available for sale	$154,985	49	10,646	144,388

	December 31, 2025
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$1,703	-	103	1,600
US government agencies	13,225	33	980	12,278
State and political subdivisions	19,934	-	2,064	17,870
Asset-backed securities	16,505	32	118	16,419
Mortgage-backed securities	85,798	14	6,249	79,563
Total investment securities available for sale	$137,165	79	9,514	127,730

Contractual maturities and yields on the Company’s investment securities at June 30, 2026 and December 31, 2025 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

							June 30, 2026
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	$1,583	2.04%	$-	-	$-	-	$1,583	2.04%
US government agencies	-	-	4,833	1.37%	6,800	4.02%	-	-	11,633	2.92%
State and political subdivisions	-	-	3,439	1.61%	4,579	2.27%	9,693	2.12%	17,711	2.06%
Asset-backed securities	-	-	-	-	-	-	12,150	4.69%	12,150	4.69%
Mortgage-backed securities	21	2.21%	6,820	3.62%	14,871	3.42%	79,599	4.09%	101,311	3.96%
Total investment securities	$21	2.21%	$16,675	2.40%	$26,250	3.37%	$101,442	3.41%	$144,388	3.68%

							December 31, 2025
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	$1,600	2.04%	$-	-	$-	-	$1,600	2.04%
US government agencies	-	-	4,871	1.37%	7,407	4.39%	-	-	12,278	3.20%
State and political subdivisions	-	-	2,561	1.62%	5,565	2.21%	9,744	2.41%	17,870	2.23%
Asset-backed securities	-	-	-	-	3,486	5.19%	12,933	5.12%	16,419	5.14%
Mortgage-backed securities	19	2.37%	2,229	1.70%	9,272	2.74%	68,043	4.17%	79,563	3.93%
Total investment securities	$19	2.37%	$11,261	1.59%	$25,730	3.43%	$90,720	4.12%	$127,730	3.76%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at June 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

							June 30, 2026
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,583	$109	1	$1,583	$109
US government agencies	-	-	-	7	8,312	1,036	7	8,312	1,036
State and political subdivisions	-	-	-	29	17,711	2,109	29	17,711	2,109
Asset-backed securities	1	2,224	7	3	7,330	107	4	9,554	114
Mortgage-backed securities	20	60,948	1,118	54	36,650	6,160	74	97,598	7,278
Total investment securities	21	$63,172	$1,125	94	$71,586	$9,521	115	$134,758	$10,646

								December 31, 2025
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,600	$103	1	$1,600	$103
US government agencies	-	-	-	7	8,367	980	7	8,367	980
State and political subdivisions	-	-	-	29	17,870	2,064	29	17,870	2,064
Asset-backed securities	3	4,483	22	2	6,035	96	5	10,518	118
Mortgage-backed securities	7	34,538	163	57	42,546	6,086	64	77,084	6,249
Total investment securities	10	$39,021	$185	96	$76,418	$9,329	106	$115,439	$9,514

At June 30, 2026, the Company had 115 individual investments that were in an unrealized loss position. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality and the issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. Additional information related to the types of securities held at June 30, 2026, other than securities issued or guaranteed by US government entities or agencies including US Treasuries and substantially all of the Company’s mortgage-backed securities, is as follows:

Corporate securities – The Company has one holding in corporate debt securities for which there have been no payment defaults.

State and political subdivisions – All of the Company’s holdings of municipal bonds were investment grade and there have been no payment defaults. All of these securities have been rated A+ or higher by Moody’s or Standard & Poor’s or Fitch.

Asset-backed securities – There were four investment grade asset-backed securities, and there have been no payment defaults on these securities.

As such, there is no allowance for credit losses on available for sale securities recognized as of June 30, 2026.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	June 30, 2026	December 31, 2025
Federal Home Loan Bank stock	$14,796	14,540
Other nonmarketable investments	5,285	5,120
Investment in Trust Preferred subsidiaries	403	403
Total other investments	$20,484	20,063

The Company has evaluated other investments for impairment and determined that the other investments are not impaired as of June 30, 2026 and December 31, 2025 and ultimate recoverability of the par value of the investments is probable. All of the FHLB stock is used to collateralize advances to the FHLB.

At June 30, 2026 and December 31, 2025, there were no securities pledged as collateral for repurchase agreements from brokers.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. Loans held for sale and their fair values are estimated using observable quoted market or contracted prices or market price equivalents, which would be used by other market participants. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At June 30, 2026, mortgage loans held for sale totaled $8.6 million compared to $11.6 million at December 31, 2025.

NOTE 4 – Loans and Allowance for Credit Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $5.6 million as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied real estate (“RE”)	$755,419	18.7%	$736,979	19.2%
Non-owner occupied RE	967,698	24.0%	956,812	24.9%
Construction	66,105	1.6%	63,666	1.7%
Business	713,017	17.7%	619,667	16.0%
Total commercial loans	2,502,239	62.0%	2,377,124	61.8%
Consumer
Real estate	1,167,282	29.0%	1,153,285	30.0%
Home equity	273,017	6.8%	248,685	6.5%
Construction	36,371	0.9%	24,997	0.6%
Other	51,346	1.3%	41,033	1.1%
Total consumer loans	1,528,016	38.0%	1,468,000	38.2%
Total gross loans, net of deferred fees	4,030,255	100.0%	3,845,124	100.0%
Less—allowance for credit losses	(44,232)		(42,280)
Total loans, net	$3,986,023		$3,802,844

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

				June 30, 2026
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$42,286	359,275	336,375	17,483	755,419
Non-owner occupied RE	144,483	633,640	174,150	15,425	967,698
Construction	23,326	27,401	15,378	-	66,105
Business	162,903	398,046	149,731	2,337	713,017
Total commercial loans	372,998	1,418,362	675,634	35,245	2,502,239
Consumer
Real estate	22,820	110,592	200,666	833,204	1,167,282
Home equity	5,116	32,483	231,425	3,993	273,017
Construction	30,308	2,857	3,206	-	36,371
Other	12,661	33,776	4,234	675	51,346
Total consumer loans	70,905	179,708	439,531	837,872	1,528,016
Total gross loans, net of deferred fees	$443,903	1,598,070	1,115,165	873,117	4,030,255

			December 31, 2025
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$49,286	294,424	374,220	19,049	736,979
Non-owner occupied RE	160,526	588,542	190,475	17,269	956,812
Construction	17,357	27,808	18,501	-	63,666
Business	139,003	349,904	127,474	3,286	619,667
Total commercial loans	366,172	1,260,678	710,670	39,604	2,377,124
Consumer
Real estate	26,591	115,347	218,489	792,858	1,153,285
Home equity	6,073	36,692	201,872	4,048	248,685
Construction	19,053	1,379	4,565	-	24,997
Other	5,548	30,433	4,406	646	41,033
Total consumer loans	57,265	183,851	429,332	797,552	1,468,000
Total gross loans, net of deferred fees	$423,437	1,444,529	1,140,002	837,156	3,845,124

The following table summarizes loans due after one year (i.e., excluding loans due one year or less), by category and by interest rate type.

	June 30, 2026		December 31, 2025
	Interest Rate			Interest Rate
(dollars in thousands)	Fixed	Floating or Adjustable	Fixed	Floating or Adjustable
Commercial
Owner occupied RE	$647,368	65,765	$630,228	57,465
Non-owner occupied RE	683,524	139,691	682,360	113,926
Construction	12,511	30,268	11,455	34,854
Business	299,411	250,703	285,215	195,449
Total commercial loans	1,642,814	486,427	1,609,258	401,694
Consumer
Real estate	915,575	228,887	963,817	162,877
Home equity	8,498	259,403	8,789	233,823
Construction	6,063	-	5,944	-
Other	8,302	30,383	9,100	26,385
Total consumer loans	938,438	518,673	987,650	423,085
Total gross loans, net of deferred fees	$2,581,252	1,005,100	$2,596,908	824,779

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

A description of the general characteristics of the risk grades is as follows:

•	Pass— A pass loan ranges from minimal to average credit risk; however, it still has acceptable credit risk.

•	Watch—A watch loan exhibits above average credit risk due to minor weaknesses and warrants closer scrutiny by management.

•	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

•	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, which may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following table presents loan balances classified by credit quality indicators by year of origination as of June 30, 2026.

							June 30, 2026
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$59,742	99,307	56,797	32,760	169,821	289,389	61	-	707,877
Watch	938	2,036	432	5,531	2,807	12,752	-	-	24,496
Special Mention	-	3,501	-	1,229	12,245	3,404	-	-	20,379
Substandard	-	2,166	-	-	248	253	-	-	2,667
Total Owner occupied RE	60,680	107,010	57,229	39,520	185,121	305,798	61	-	755,419

Non-owner occupied RE
Pass	84,361	74,619	49,444	59,301	272,554	370,525	2,358	-	913,162
Watch	-	-	490	968	21,429	19,904	-	-	42,791
Special Mention	-	-	267	476	-	7,678	-	-	8,421
Substandard	-	-	-	-	1,294	2,030	-	-	3,324
Total Non-owner occupied RE	84,361	74,619	50,201	60,745	295,277	400,137	2,358	-	967,698

Construction
Pass	13,408	29,605	15,762	-	2,911	42	-	-	61,728
Watch	-	-	-	-	2,517	1,860	-	-	4,377
Total Construction	13,408	29,605	15,762	-	5,428	1,902	-	-	66,105

Business
Pass	75,599	108,185	39,260	40,000	89,837	61,212	248,694	1,626	664,413
Watch	-	3,397	638	442	2,132	24,061	7,174	73	37,917
Special Mention	-	58	649	722	652	632	6,255	-	8,968
Substandard	-	546	-	626	-	72	475	-	1,719
Total Business	75,599	112,186	40,547	41,790	92,621	85,977	262,598	1,699	713,017
Current period gross write-offs	-	-	-	-	-	-	(174)	-	(174)
Total Commercial loans	234,048	323,420	163,739	142,055	578,447	793,814	265,017	1,699	2,502,239

Consumer
Real estate
Pass	95,491	129,857	53,364	105,691	239,100	495,721	-	-	1,119,224
Watch	194	99	392	4,169	5,235	15,393	-	-	25,482
Special Mention	-	187	879	2,329	5,087	9,087	-	-	17,569
Substandard	-	-	1,295	1,244	626	1,842	-	-	5,007
Total Real estate	95,685	130,143	55,930	113,433	250,048	522,043	-	-	1,167,282
Current period gross write-offs	-	-	(28)	-	-	-	-	-	(28)

Home equity
Pass	-	-	-	-	-	-	258,583	-	258,583
Watch	-	-	-	-	-	-	8,643	-	8,643
Special Mention	-	-	-	-	-	-	5,347	-	5,347
Substandard	-	-	-	-	-	-	444	-	444
Total Home equity	-	-	-	-	-	-	273,017	-	273,017

Construction
Pass	10,503	21,428	1,547	-	-	-	642	-	34,120
Watch	-	194	-	2,057	-	-	-	-	2,251
Total Construction	10,503	21,622	1,547	2,057	-	-	642	-	36,371

Other
Pass	3,131	4,451	540	520	901	1,224	39,367	-	50,134
Watch	-	19	109	24	15	408	230	-	805
Special Mention	-	8	21	4	311	45	18	-	407
Total Other	3,131	4,478	670	548	1,227	1,677	39,615	-	51,346
Current period gross write-offs	-	(4)	-	-	-	(22)	(5)	-	(31)
Total Consumer loans	109,319	156,243	58,147	116,038	251,275	523,720	313,274	-	1,528,016
Total loans	$343,367	479,663	221,886	258,093	829,722	1,317,534	578,291	1,699	4,030,255
Total Current period gross write-offs	-	(4)	(28)	-	-	(22)	(179)	-	(233)

The following table presents loan balances classified by credit quality indicators by year of origination as of December 31, 2025.

							December 31, 2025
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$109,796	62,028	36,348	187,991	120,627	187,495	100	596	704,981
Watch	2,062	438	5,833	5,734	2,249	9,929	-	-	26,245
Special Mention	2,070	-	-	-	-	3,424	-	-	5,494
Substandard	-	-	-	259	-	-	-	-	259
Total Owner occupied RE	113,928	62,466	42,181	193,984	122,876	200,848	100	596	736,979

Non-owner occupied RE
Pass	75,982	60,413	61,961	302,086	142,876	255,478	760	1,012	900,568
Watch	-	618	1,653	13,553	13,886	9,453	-	-	39,163
Special Mention	-	144	-	-	190	7,586	-	-	7,920
Substandard	-	-	-	2,244	-	6,917	-	-	9,161
Total Non-owner occupied RE	75,982	61,175	63,614	317,883	156,952	279,434	760	1,012	956,812

Construction
Pass	23,211	28,284	-	7,921	53	-	-	-	59,469
Watch	-	-	-	1,766	2,431	-	-	-	4,197
Total Construction	23,211	28,284	-	9,687	2,484	-	-	-	63,666

Business
Pass	109,351	42,578	44,987	100,908	28,743	55,659	210,992	465	593,683
Watch	799	719	1,180	3,006	2,186	4,090	8,675	402	21,057
Special Mention	71	652	-	621	-	664	1,807	-	3,815
Substandard	149	-	627	-	-	74	262	-	1,112
Total Business	110,370	43,949	46,794	104,535	30,929	60,487	221,736	867	619,667
Current period gross write-offs	-	-	-	-	-	(78)	(213)	-	(291)
Total Commercial loans	323,491	195,874	152,589	626,089	313,241	540,769	222,596	2,475	2,377,124

Consumer
Real estate
Pass	136,015	58,846	125,186	254,815	248,173	276,765	-	-	1,099,800
Watch	1,076	1,237	5,045	6,351	7,899	8,092	-	-	29,700
Special Mention	193	489	1,513	5,158	2,434	7,568	-	-	17,355
Substandard	-	1,118	1,034	647	715	2,916	-	-	6,430
Total Real estate	137,284	61,690	132,778	266,971	259,221	295,341	-	-	1,153,285

Home equity
Pass	-	-	-	-	-	-	232,962	-	232,962
Watch	-	-	-	-	-	-	8,730	-	8,730
Special Mention	-	-	-	-	-	-	5,501	-	5,501
Substandard	-	-	-	-	-	-	1,492	-	1,492
Total Home equity	-	-	-	-	-	-	248,685	-	248,685

Construction
Pass	20,031	2,308	-	-	-	-	648	-	22,987
Watch	-	-	2,010	-	-	-	-	-	2,010
Total Construction	20,031	2,308	2,010	-	-	-	648	-	24,997

Other
Pass	5,048	623	586	1,062	340	1,102	31,027	-	39,788
Watch	23	134	34	24	322	109	135	-	781
Special Mention	13	26	5	316	47	38	19	-	464
Total Other	5,084	783	625	1,402	709	1,249	31,181	-	41,033
Current period gross write-offs	(30)	-	-	-	(20)	-	(10)	-	(60)
Total Consumer loans	162,399	64,781	135,413	268,373	259,930	296,590	280,514	-	1,468,000
Total loans	$485,890	260,655	288,002	894,462	573,171	837,359	503,110	2,475	3,845,124
Total Current period gross write-offs	(30)	-	-	-	(20)	(78)	(223)	-	(351)

The following tables present loan balances by age and payment status.

	June 30, 2026
(dollars in thousands)	Accruing 30-59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$1,283	-	-	2,667	751,469	755,419
Non-owner occupied RE	964	-	-	2,030	964,704	967,698
Construction	-	-	-	-	66,105	66,105
Business	326	92	-	1,330	711,269	713,017
Consumer
Real estate	282	755	-	4,805	1,161,440	1,167,282
Home equity	242	-	-	354	272,421	273,017
Construction	-	-	-	-	36,371	36,371
Other	21	-	-	-	51,325	51,346
Total loans	$3,118	847	-	11,186	4,015,104	4,030,255

	December 31, 2025
(dollars in thousands)	Accruing 30-59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$-	-	-	259	736,720	736,979
Non-owner occupied RE	-	-	-	6,917	949,895	956,812
Construction	-	-	-	-	63,666	63,666
Business	627	-	-	189	618,851	619,667
Consumer
Real estate	4,235	315	-	5,763	1,142,972	1,153,285
Home equity	-	250	-	705	247,730	248,685
Construction	-	-	-	-	24,997	24,997
Other	33	-	-	-	41,000	41,033
Total loans	$4,895	565	-	13,833	3,825,831	3,845,124

As of June 30, 2026 and December 31, 2025, accruing loans 30 days or more past due represented 0.10% and 0.14% of the Company’s total loan portfolio, respectively. Commercial loans accruing 30 days or more past due were 0.07% and 0.02% of the Company’s total loan portfolio as of June 30, 2026, and December 31, 2025, respectively. Consumer loans accruing 30 days or more past due were 0.03% and 0.12% of total loans as of June 30, 2026, and December 31, 2025, respectively.

The table below summarizes nonaccrual loans by major categories for the periods presented.

	June 30, 2026				December 31, 2025
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	loans	loans	Total	loans	loans	Total
	with no	with an	nonaccrual	with no	with an	nonaccrual
(dollars in thousands)	allowance	allowance	loans	allowance	allowance	loans
Commercial
Owner occupied RE	$2,419	248	2,667	$-	259	259
Non-owner occupied RE	333	1,697	2,030	5,097	1,820	6,917
Business	-	1,330	1,330	-	189	189
Total commercial	2,752	3,275	6,027	5,097	2,268	7,365
Consumer
Real estate	3,113	1,692	4,805	4,122	1,641	5,763
Home equity	104	250	354	705	-	705
Total consumer	3,217	1,942	5,159	4,827	1,641	6,468
Total nonaccrual loans	$5,969	5,217	11,186	$9,924	3,909	13,833

The Company did not recognize interest income on nonaccrual loans for the three or six months ended June 30, 2026 and June 30, 2025. Accrued interest reversed during the three months ended June 30, 2026 was approximately $61,000, while accrued interest reversed during the three months ended June 30, 2025 was not material. Accrued interest reversed during the six months ended June 30, 2026 and June 30, 2025 was approximately $179,000 and $47,000, respectively. Foregone interest income on the nonaccrual loans for the three-month period ended June 30, 2026 and 2025 was approximately $220,000 and $126,000, respectively. Foregone interest income on the nonaccrual loans for the six month period ended June 30, 2026 was $288,000 and $200,000 for the six month period ended June 30, 2025.

The table below summarizes information regarding nonperforming assets.

(dollars in thousands)	June 30, 2026	December 31, 2025
Nonaccrual loans	$11,186	13,833
Other real estate owned	1,375	275
Total nonperforming assets	$12,561	14,108
Nonperforming assets as a percentage of:
Total assets	0.27%	0.32%
Gross loans	0.31%	0.37%
Total loans over 90 days past due	$5,983	4,499
Loans over 90 days past due and still accruing	-	-

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

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses due to the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Loan modifications to borrowers experiencing financial difficulty were not material for the three and six months ended June 30, 2026 and June 30, 2025, respectively.

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

The following tables summarize the activity related to the allowance for credit losses for the three and six months ended June 30, 2026 and June 30, 2025.

				Three months ended June 30, 2026
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$3,460	5,882	982	13,427	16,314	2,452	353	508	43,378
Provision for (reversal of) credit losses for loans	(101)	(129)	(108)	820	310	61	(10)	107	950
Loan charge-offs	-	-	-	(100)	(28)	-	-	(27)	(155)
Loan recoveries	-	-	-	56	-	3	-	-	59
Net loan recoveries (charge-offs)	-	-	-	(44)	(28)	3	-	(27)	(96)
Balance, end of period	$3,359	5,753	874	14,203	16,596	2,516	343	588	44,232
Net charge-offs to average loans (annualized)									0.01%
Allowance for credit losses to gross loans									1.10%
Allowance for credit losses to nonperforming loans									395.41%

				Three months ended June 30, 2025
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$3,934	7,333	582	11,131	15,193	1,549	487	478	40,687
Provision for (reversal of) credit losses for loans	69	84	(120)	213	340	96	(32)	-	650
Loan charge-offs	-	-	-	(63)	-	-	-	(5)	(68)
Loan recoveries	-	-	-	12	-	4	-	-	16
Net loan recoveries (charge-offs)	-	-	-	(51)	-	4	-	(5)	(52)
Balance, end of period	$4,003	7,417	462	11,293	15,533	1,649	455	473	41,285
Net charge-offs to average loans (annualized)									0.01%
Allowance for credit losses to gross loans									1.10%
Allowance for credit losses to nonperforming loans									362.35%

				Six months ended June 30, 2026
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$3,911	6,773	611	12,148	15,866	1,827	569	575	42,280
Provision for (reversal of) credit losses for loans	(552)	(1,031)	263	2,160	758	684	(226)	44	2,100
Loan charge-offs	-	-	-	(174)	(28)	-	-	(31)	(233)
Loan recoveries	-	11	-	69	-	5	-	-	85
Net loan recoveries (charge-offs)	-	11	-	(105)	(28)	5	-	(31)	(148)
Balance, end of period	$3,359	5,753	874	14,203	16,596	2,516	343	588	44,232
Net charge-offs to average loans (annualized)									0.01%
Allowance for credit losses to gross loans									1.10%
Allowance for credit losses to nonperforming loans									395.41%

				Six months ended June 30, 2025
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$5,482	10,219	940	7,745	12,359	2,655	115	399	39,914
Provision for (reversal of) credit losses for loans	(1,479)	(2,802)	(478)	3,615	3,174	(1,014)	340	44	1,400
Loan charge-offs	-	-	-	(141)	-	-	-	(5)	(146)
Loan recoveries	-	-	-	74	-	8	-	35	117
Net loan recoveries (charge-offs)	-	-	-	(67)	-	8	-	30	(29)
Balance, end of period	$4,003	7,417	462	11,293	15,533	1,649	455	473	41,285
Net charge-offs to average loans (annualized)									0.00%
Allowance for credit losses to gross loans									1.10%
Allowance for credit losses to nonperforming loans									362.35%

There was a provision for credit losses of $950,000 and $650,000 for the three months ended June 30, 2026 and June 30, 2025, respectively. In addition, the provision for credit losses was $2.1 million and $1.4 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

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

The following tables present an analysis of collateral-dependent loans of the Company as of June 30, 2026 and December 31, 2025.

		June 30, 2026
	Real	Business
(dollars in thousands)	estate	assets	Total
Commercial
Owner occupied RE	$3,184	248	3,432
Non-owner occupied RE	2,029	-	2,029
Business	158	1,173	1,331
Total commercial	5,371	1,421	6,792
Consumer
Real estate	5,334	-	5,334
Home equity	354	-	354
Total consumer	5,688	-	5,688
Total collateral dependent loans	$11,059	1,421	12,480

		December 31, 2025
	Real	Business
(dollars in thousands)	estate	assets	Total
Commercial
Owner occupied RE	$-	259	259
Non-owner occupied RE	6,917	-	6,917
Business	165	24	189
Total commercial	7,082	283	7,365
Consumer
Real estate	5,763	-	5,763
Home equity	705	-	705
Total consumer	6,468	-	6,468
Total collateral dependent loans	$13,550	283	13,833

Allowance for Credit Losses - Unfunded Loan Commitments

The allowance for credit losses for unfunded loan commitments was $2.2 million and $2.0 million at June 30, 2026 and December 31, 2025, respectively, and is separately classified on the balance sheet within other liabilities. The following table presents the balance and activity in the ACL for unfunded loan commitments for the three and six months ended June 30, 2026 and June 30, 2025.

	Three months ended
(dollars in thousands)	June 30, 2026	June 30, 2025
Balance, beginning of period	$2,106	1,456
Provision for credit losses	75	50
Balance, end of period	$2,181	1,506
Total unfunded loan commitments	$926,485	791,253
Reserve for unfunded commitments to total unfunded loan commitments	0.24%	0.19%

	Six months ended
(dollars in thousands)	June 30, 2026	June 30, 2025
Balance, beginning of period	$1,956	1,456
Provision for credit losses	225	50
Balance, end of period	$2,181	1,506
Total unfunded loan commitments	$926,485	791,253
Reserve for unfunded commitments to total unfunded loan commitments	0.24%	0.19%

NOTE 5 – Leases

The Company had operating right-of-use (“ROU”) assets, included in property and equipment, of $23.9 million and $19.0 million as of June 30, 2026 and December 31, 2025, respectively.  The Company had lease liabilities, included in other liabilities, of $26.8 million and $21.7 million as of June 30, 2026 and December 31, 2025, respectively. We maintain operating leases on land and buildings for various office spaces. The lease agreements have maturity dates ranging from January 2028 to December 2036, some of which include options for multiple five-year extensions which have been included in the calculations of the ROU assets and liabilities. The weighted average remaining life of the lease term for these leases was 5.32 years and 4.31 years as of June 30, 2026 and December 31, 2025, respectively. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.  The ROU assets also include any initial direct costs incurred and lease payments made at or before commencement date and are reduced by any lease incentives.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of the lease commencement date. The weighted average discount rate for leases was 3.18% and 2.27% as of June 30, 2026 and December 31, 2025, respectively.

The total operating lease costs were $740,000 and $617,000 for the three months ended June 30, 2026, and 2025, respectively, and $1.5 million and $1.2 million for the six months ended June 30, 2026 and 2025. Cash paid for amounts included in the measurement of lease liabilities was $550,000 and $537,000 for the three months ended June 30, 2026, and 2025, respectively, and $1.1 million for the six months ended June 30, 2026 and 2025.

Operating lease payments due as of June 30, 2026 were as follows:

Operating
(dollars in thousands)	Leases
2026	$1,110
2027	2,568
2028	2,327
2029	1,826
2030	1,959
Thereafter	26,236
Total undiscounted lease payments	36,026
Discount effect of cash flows	9,200
Total lease liability	$26,826

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

The Company manages the interest rate and price risks associated with its outstanding IRLCs and mortgage loans held for sale by entering into derivative instruments such as forward sales of MBS. These derivatives are free-standing derivatives and are not designated as instruments for hedge accounting. Management expects these derivatives will experience changes in fair value opposite to changes in fair value of the IRLCs and mortgage loans held for sale, thereby reducing earnings volatility. The Company takes into account various factors and strategies in determining the portion of the mortgage pipeline (IRLCs and mortgage loans held for sale) it wants to economically hedge. The gain or loss resulting from the change in the fair value of the derivative is recognized in mortgage banking income during the period of change.

On December 1, 2025, the Company terminated $300 million of pay-fixed portfolio layer method fair value swaps previously designated as hedging instruments. At termination, the cumulative fair value hedge basis adjustment, included in gross loans, was $2.4 million, which will be amortized over the weighted average life of the remaining portfolio, or 77 months.

The following table summarizes the Company’s outstanding financial derivative instruments at June 30, 2026 and December 31, 2025.

			June 30, 2026
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	11,475	Other assets	135
MBS forward sales commitments	7,500	Other liabilities	(30)
Total derivative financial instruments	$18,975		$105

		December 31, 2025
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	22,264	Other assets	335
MBS forward sales commitments	15,000	Other liabilities	(51)
Total derivative financial instruments	$37,264		$284

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

			June 30, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
Corporate bonds	$-	1,583	-	1,583
US government agencies	-	11,633	-	11,633
State and political subdivisions	-	17,711	-	17,711
Asset-backed securities	-	12,150	-	12,150
Mortgage-backed securities	-	101,311	-	101,311
Mortgage loans held for sale	-	8,594	-	8,594
Mortgage loan interest rate lock commitments	-	135	-	135
Total assets measured at fair value on a recurring basis	$-	153,117	-	153,117
Liabilities
MBS forward sales commitments	$-	30	-	30
Total liabilities measured at fair value on a recurring basis	$-	30	-	30

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Corporate bonds	$-	1,600	-	1,600
US government agencies	-	12,278	-	12,278
State and political subdivisions	-	17,870	-	17,870
Asset-backed securities	-	16,419	-	16,419
Mortgage-backed securities	-	79,563	-	79,563
Mortgage loans held for sale	-	11,569	-	11,569
Mortgage loan interest rate lock commitments	-	335	-	335
Total assets measured at fair value on a recurring basis	$-	139,634	-	139,634
Liabilities
MBS forward sales commitments	$-	51	-	51
Total liabilities measured at fair value on a recurring basis	$-	51	-	51

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025.

			As of June 30, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated loans, net of reserves	$-	9,842	-	9,842
Other real estate owned	-	1,375	-	1,375
Total assets measured at fair value on a nonrecurring basis	$-	11,217	-	11,217

			As of December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated loans, net of reserves	$-	12,557	1,038	13,595
Other real estate owned	-	275	-	275
Total assets measured at fair value on a nonrecurring basis	$-	12,832	1,038	13,870

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company’s financial instruments at June 30, 2026 and December 31, 2025 are as follows:

			June 30, 2026
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$20,484	20,484	-	-	20,484
Loans[1]	3,973,543	3,793,893	-	-	3,793,893
Financial Liabilities:
Deposits	3,935,452	3,605,776	-	3,605,776	-
FHLB and other borrowings	240,000	236,211	-	236,211	-
Subordinated debentures	13,403	15,143	-	15,143	-

			December 31, 2025
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$20,063	20,063	-	-	20,063
Loans[1]	3,787,729	3,592,123	-	-	3,592,123
Financial Liabilities:
Deposits	3,716,803	3,461,284	-	3,461,284	-
FHLB and other borrowings	240,000	240,798	-	240,798	-
Subordinated debentures	24,903	26,658	-	26,658	-
[1]	Carrying amount is net of the allowance for credit losses and individually evaluated loans.

NOTE 8 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2026 and 2025. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options and unvested restricted stock that were outstanding at June 30, 2026. The assumed conversion of stock options can create a difference between basic and dilutive net income per common share. For the three and six month periods ended June 30, 2026, there were no anti-dilutive shares. For the three and six month periods ended June 30, 2025, 210,017 options were excluded from diluted EPS because they were anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except share data)	2026	2025	2026	2025
Numerator:
Net income available to common shareholders	$11,195	6,581	21,082	11,847
Denominator:
Weighted-average common shares outstanding – basic	9,184,699	8,118,895	8,676,877	8,098,737
Common stock equivalents	133,816	14,894	131,640	23,478
Weighted-average common shares outstanding – diluted	9,318,515	8,133,789	8,808,517	8,122,215
Earnings per common share:
Basic	$1.22	0.81	2.43	1.46
Diluted	1.20	0.81	2.39	1.46

Item 2. MANAGEMENT’S DISCUSSION AND Analysis of Financial Condition and Results of Operations.

The following discussion reviews our results of operations for the three and six month periods ended June 30, 2026 as compared to the three and six month periods ended June 30, 2025 and assesses our financial condition as of June 30, 2026 as compared to December 31, 2025. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2025 included in our Annual Report on

Form 10-K for that period. Results for the three and six month periods ended June 30, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or any future period.

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

Cautionary Warning Regarding forward-looking statements

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operations, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “seek to,” “strive,” “focus,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to:

•	Restrictions or conditions imposed by our regulators on our operations;

•	Increases in competitive pressure in the banking and financial services industries;

•	Changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;

•	Changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic or industry conditions;

•	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;

•	Credit losses due to loan concentration;

•	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

•	Our ability to successfully execute our business strategy;

•	Our ability to attract and retain key personnel;

•	The success and costs of our expansion into potential new markets;

•	Risks with respect to future mergers or acquisitions, including our ability to successfully expand and integrate the businesses and operations that we acquire and realize the anticipated benefits of the mergers or acquisitions;

•	Changes in the interest rate environment which could reduce anticipated or actual margins;

•	Changes in political, economic, legislative, or regulatory conditions, including new governmental initiatives affecting the financial services industry and potential disruptions resulting from U.S. federal government funding lapses, shutdowns, or related fiscal policy uncertainty;

•	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;

•	Changes occurring in business conditions and inflation;

•	Increased cybersecurity risk, including potential business disruptions or financial losses;

•	Changes in technology;

•	The adequacy of the level of our allowance for credit losses and the amount of loan loss provisions required in future periods;

•	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses or write-down assets;

•	Changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;

•	Any increase in FDIC assessments which will increase our cost of doing business;

•	Risks associated with complex and changing regulatory environments, including, among others, with respect to data privacy, artificial intelligence (“AI”), information security, climate change or other environmental, social and governance matters, and labor matters, relating to our operations;

•	The rate of delinquencies and amounts of loans charged-off;

•	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

•	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;

•	Adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	Changes in accounting standards, rules and interpretations and the related impact on our financial statements;

•	Risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;

•	Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed;

•	The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics; war, terrorism, or other geopolitical conflicts or instability, including the war in Ukraine, the ongoing conflict involving the United States, Israel and Iran and other conflicts in the Middle East, political and economic instability and military and diplomatic developments involving Venezuela, and tensions between China and Taiwan; disruptions in our customers’ supply chains or transportation networks; disruptions to global energy markets or critical shipping routes; essential utility outages; trade disputes and related tariffs; and disruptions caused by widespread cybersecurity incidents; and

•	Other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, in Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q, and in our other filings with the SEC.

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

At June 30, 2026, we had total assets of $4.70 billion, a 6.7% increase from total assets of $4.40 billion at December 31, 2025. The largest component of our total assets is loans which were $4.03 billion and $3.85 billion at June 30, 2026, and December 31, 2025, respectively. Our liabilities and shareholders’ equity at June 30, 2026 totaled $4.2 billion and $452.3 million, respectively, compared to liabilities of $4.03 billion and shareholders’ equity of $368.7 million at December 31, 2025. The principal component of our liabilities is deposits which were $3.94 billion and $3.72 billion at June 30, 2026 and December 31, 2025, respectively.

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

Our net income to common shareholders was $11.2 million and $6.6 million for the three months ended June 30, 2026, and 2025, respectively. Diluted earnings per share (“EPS”) was $1.20 for the second quarter of 2026 as compared to $0.81 for the same period in 2025. Our net income to common shareholders was $21.1 million and $11.8 million for the six months ended June 30, 2026 and 2025, respectively. Diluted EPS was $2.39 for the six months ended June 30, 2026 as compared to $1.46 for the same period of 2025. The increase in net income for the three and six months ended June 30, 2026 was primarily driven by an increase in net interest income.

RESULTS OF OPERATIONS

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $32.4 million for the second quarter of 2026, a 28.0% increase over net interest income of $25.3 million for the second quarter of 2025, driven primarily by a $5.8 million increase in interest income on our interest-earning assets combined with a $1.3 million decrease in interest expense on our interest-bearing liabilities. In addition, our net interest margin, on a tax-equivalent (TE) basis, was 2.87% for the second quarter of 2026 compared to 2.50% for the same period in 2025.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and six month periods ended June 30, 2026 and 2025. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” tables demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

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

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended June 30,
	2026			2025
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$384,694	$3,550	3.70%	$179,095	$1,969	4.41%
Investment securities, taxable	147,886	1,473	4.00%	141,898	1,315	3.72%
Investment securities, nontaxable(2)	6,283	40	2.57%	7,740	55	2.83%
Loans(3)	3,978,639	53,077	5.35%	3,724,064	48,992	5.28%
Total interest-earning assets	4,517,502	58,140	5.16%	4,052,797	52,331	5.18%
Noninterest-earning assets	157,905			154,051
Total assets	$4,675,407			$4,206,848
Interest-bearing liabilities
NOW accounts	$500,978	1,738	1.39%	$331,811	752	0.91%
Savings & money market	1,752,548	12,908	2.95%	1,566,345	13,398	3.43%
Time deposits	871,563	8,448	3.89%	942,880	10,150	4.32%
Total interest-bearing deposits	3,125,089	23,094	2.96%	2,841,036	24,300	3.43%
FHLB advances and other borrowings	240,000	2,252	3.76%	240,000	2,270	3.79%
Subordinated debentures	24,777	415	6.72%	24,903	453	7.30%
Total interest-bearing liabilities	3,389,866	25,761	3.05%	3,105,939	27,023	3.49%
Noninterest-bearing liabilities	848,704			758,626
Shareholders’ equity	436,837			342,283
Total liabilities and shareholders’ equity	$4,675,407			$4,206,848
Net interest spread			2.11%			1.69%
Net interest income (tax equivalent) / margin		$32,379	2.87%		$25,308	2.50%
Less: tax-equivalent adjustment(2)		9			13
Net interest income		$32,370			$25,295

(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes loans held for sale and nonaccrual loans.

Our net interest margin (TE) increased by 37 basis points to 2.87% during the second quarter of 2026, compared to the second quarter of 2025, driven primarily by an increase in our average interest-earning assets combined with a decrease in rates paid on our interest-bearing liabilities. Our average interest-earning assets grew by $464.7 million during the second quarter of 2026 from the prior year, while the average yield on these assets decreased by two basis points to 5.16%. In comparison, our average interest-bearing liabilities grew by $283.9 million during the second quarter of 2026 from the prior year, while the rate on these liabilities decreased 44 basis points to 3.05%.

The increase in average interest-earning assets for the second quarter of 2026 related primarily to an increase of $254.6 million in our average loan balances from the prior year combined with a $205.6 million increase in the average balance of Federal funds sold and interest-bearing deposits with banks. While the total yield on our interest-earning assets decreased two basis points, driven by a 71 basis point decrease in the yield on our Federal funds sold and interest-bearing deposits with banks, the yield on our loan portfolio increased seven basis points from the prior year.

The increase in average interest-bearing liabilities for the second quarter of 2026 related primarily to an increase of $284.1 million in our average interest-bearing deposits. The 44 basis point decrease in cost of our interest-bearing liabilities was driven by a 47 basis point decrease in the cost of our interest-bearing deposits.

Our net interest spread was 2.11% for the second quarter of 2026 compared to 1.69% for the same period in 2025. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The two-basis point decrease in yield on our interest-earning assets, combined with the 44 basis point decrease in the rate on our interest-bearing liabilities, resulted in a 42 basis point increase in our net interest spread for the 2026 period. We seek to fund increased loan volumes by growing our core deposits, but, subject to internal policy limits on the amount of wholesale funding we may maintain, will utilize wholesale funding to fund shortfalls, if any, or provide additional liquidity. To the extent that our dependence on wholesale funding sources increases, our net interest margin would likely be negatively impacted as we may not be able to reduce the rates we pay on these deposits as quickly as we can on core deposits as rates have and may continue to decline. We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations.

Average Balances, Income and Expenses, Yields and Rates

	For the Six Months Ended June 30,
	2026			2025
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$298,346	$5,505	3.72%	$143,655	$3,128	4.39%
Investment securities, taxable	136,979	2,842	4.18%	123,076	2,677	4.39%
Investment securities, nontaxable(2)	13,944	79	1.15%	7,827	108	2.78%
Loans(3)	3,939,041	104,334	5.34%	3,699,127	96,077	5.24%
Total interest-earning assets	4,388,310	112,760	5.18%	3,973,685	101,990	5.18%
Noninterest-earning assets	157,189			175,216
Total assets	$4,545,499			$4,148,901
Interest-bearing liabilities
NOW accounts	$461,472	2,840	1.24%	$319,328	1,350	0.85%
Savings & money market	1,701,183	24,727	2.93%	1,543,614	26,149	3.42%
Time deposits	883,268	17,224	3.93%	936,617	20,370	4.39%
Total interest-bearing deposits	3,045,923	44,791	2.97%	2,799,559	47,869	3.45%
FHLB advances and other borrowings	240,000	4,496	3.78%	240,000	4,514	3.79%
Subordinated debentures	24,839	826	6.71%	24,903	904	7.32%
Total interest-bearing liabilities	3,310,762	50,113	3.05%	3,064,462	53,287	3.51%
Noninterest-bearing liabilities	828,308			745,766
Shareholders’ equity	406,429			338,673
Total liabilities and shareholders’ equity	$4,545,499			$4,148,901
Net interest spread			2.13%			1.67%
Net interest income (tax equivalent) / margin		$62,647	2.88%		$48,703	2.47%
Less: tax-equivalent adjustment(2)		18			25
Net interest income		$62,629			$48,678

(1)	Annualized for the six month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

During the first six months of 2026, our net interest margin (TE) increased by 41 basis points to 2.88%, compared to 2.47% for the first six months of 2025, driven primarily by an increase in our average interest-earning assets combined with a decrease in rates paid on our interest-bearing liabilities. Our average interest-earning assets grew by $414.6 million during the first half of 2026 from the prior year, while the average yield remained constant at 5.18%. In comparison, our average interest-bearing liabilities grew by $246.3 million from prior year, while the rate of these liabilities decreased by 46 basis points to 3.05%.

The increase in average interest-earning assets for the first half of 2026 related primarily to a $239.9 million increase in our average loan balances combined with a $154.7 million increase in the average balance of Federal funds sold and interest-bearing deposits with banks. While the yield on our interest-earning assets remained stable at 5.18%, the yield on our loan portfolio increased 10 basis points from the prior year to 5.34%. Offsetting this increase was a 67 basis point decrease in the yield on Federal Funds sold and interest-bearing deposits with banks as the Federal Reserve lowered the federal funds rate by 75 basis points during the fourth quarter of 2025.

The increase in average interest-bearing liabilities for the first half of 2026 was driven by an increase in interest-bearing deposits of $246.4 million. The primary driver of the 46 basis point decrease in the rate of our interest-bearing liabilities was a 48 basis point decrease in the cost of our interest-bearing deposits, which was driven by the 75 basis point decrease in the federal funds rate which has a strong correlation to the cost of our non-maturity deposits.

Our net interest spread was 2.13% for the first half of 2026 compared to 1.67% for the same period in 2025. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The 46 basis point decrease in the rate on our interest-bearing liabilities resulted in a 46 basis point increase in our net interest spread for 2026.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	June 30, 2026 vs. 2025				June 30, 2025 vs. 2024
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$3,349	689	47	4,085	$48	2,348	51	2,447
Investment securities	41	103	3	147	(4)	(54)	(3)	(61)
Federal funds sold and interest-bearing deposits with banks	2,576	(431)	(564)	1,581	125	(827)	88	(614)
Total interest income	5,966	361	(514)	5,813	169	1,467	136	1,772
Interest expense
Deposits	2,539	(3,391)	(354)	(1,206)	(87)	(3,769)	(60)	(3,916)
FHLB advances and other borrowings	-	(18)	-	(18)	-	22	-	22
Subordinated debentures	(2)	(37)	1	(38)	51	(222)	70	(101)
Total interest expense	2,537	(3,446)	(353)	(1,262)	(36)	(3,969)	10	(3,995)
Net interest income	$3,429	3,807	(161)	7,075	$205	5,436	126	5,767

Net interest income, the largest component of our income, was $32.4 million for the second quarter of 2026 and $25.3 million for the second quarter of 2025, a $7.1 million, or 28.0%, increase year over year. The increase during 2026 was driven by a $5.8 million increase in interest income primarily due to an increase in average loan balances and average balances in Federal funds sold and interest-bearing deposits with banks, as well as a $1.3 million decrease in interest expense primarily due to lower rates on our interest-bearing deposits.

	Six Months Ended
	June 30, 2026 vs. 2025				June 30, 2025 vs. 2024
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$6,231	1,903	123	8,257	$64	3,795	68	3,927
Investment securities	6	137	-	143	(7)	(123)	(6)	(136)
Federal funds sold and interest-bearing deposits with banks	3,368	(477)	(514)	2,377	83	(880)	62	(735)
Total interest income	9,605	1,563	(391)	10,777	140	2,792	124	3,056
Interest expense
Deposits	4,451	(6,889)	(640)	(3,078)	(174)	(6,983)	(122)	(7,279)
FHLB advances and other borrowings	-	(18)	-	(18)	-	38	-	38
Subordinated debentures	(2)	(76)	-	(78)	105	(456)	143	(208)
Total interest expense	4,449	(6,983)	(640)	(3,174)	(69)	(7,401)	21	(7,449)
Net interest income	$5,156	8,546	249	13,951	$209	10,193	103	10,505

Net interest income for the first half of 2026 was $62.6 million compared to $48.7 million for 2025, a $14.0 million, or 28.7%, increase. The increase in net interest income during 2026 was driven by a $10.8 million increase in interest income, related primarily to an increase in average loan balances. In addition, interest expense decreased by $3.2 million driven by lower rates on our interest-bearing deposits.

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

We recorded a provision for credit losses of $1.0 million during the second quarter of 2026, compared to a provision for credit losses of $700,000 in the second quarter of 2025. The provision during the second quarter of 2026 was driven primarily by growth in our loan portfolio and included a provision of $950,000 for credit losses and a $75,000 provision for unfunded commitments. The $700,000 provision in 2025, which included a $650,000 provision for credit losses and a $50,000 reserve for unfunded commitments was also driven primarily by growth in our loan portfolio.

Our provision expense was $2.3 million and $1.5 million for the six months ended June 30, 2026 and June 30, 2025, respectively. The $2.3 million provision expense for the first half of 2026 included a $2.1 million provision for credit losses and a $225,000 reserve for unfunded commitments. The increase in provision expense during the first six months of 2026 was primarily due to loan growth during the first half of the year. The $1.5 million provision expense for the first half of 2025 included $1.4 million provision for credit losses and a $50,000 reserve for unfunded commitments.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Mortgage banking income	$1,323	1,569	2,816	2,993
Service fees on deposit accounts	866	567	1,621	1,106
ATM and debit card income	651	586	1,238	1,138
Income from bank owned life insurance	457	413	902	816
Other income	211	199	470	394
Total noninterest income	$3,508	3,334	7,047	6,447

Noninterest income was $3.5 million for the second quarter of 2026, a $174,000, or 5.2%, increase from noninterest income of $3.3 million for the second quarter of 2025. The increase in noninterest income during 2026, compared to 2025, resulted primarily from an increase in service fees on deposit accounts and ATM and debit card income. Service fees on deposit accounts increased $299,000, or 52.7% over the prior year driven by higher transaction volume, fee income on our commercial credit cards and additional wire fee income. Partially offsetting these increases, was a $246,000, or 15.7%, decrease in mortgage banking income which was driven by changes in the market rates from the time the loan was locked.

Noninterest income was $7.0 million for the first half of 2026, a $600,000, or 9.3%, increase from noninterest income of $6.4 million for the first half of 2025. The year over year increase was driven by a $515,000, or 46.6%, increase in service fees on deposit accounts and a $100,000, or 8.8%, increase in ATM and debit card income over the prior year. Partially offsetting these increases was a $177,000, or 5.9%, decrease in mortgage banking income from the first half of 2025.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Compensation and benefits	$12,252	11,674	24,232	22,978
Occupancy	2,551	2,523	5,042	5,071
Outside service and data processing costs	2,416	2,189	4,683	4,226
Insurance	858	910	1,749	1,919
Professional fees	782	609	1,456	1,118
Marketing	423	397	822	771
Other	1,111	1,034	2,423	2,088
Total noninterest expense	$20,393	19,336	40,407	38,171

Noninterest expense was $20.4 million for the second quarter of 2026, a $1.1 million, or 5.5%, increase from noninterest expense of $19.3 million for the second quarter of 2025. The increase in noninterest expense was driven primarily by the following:

•	Compensation and benefits expense increased $578,000, or 5.0%, relating primarily to an increase in salaries and commissions expenses.
•	Outside service and data processing costs increased $227,000, or 10.4%, relating primarily to increases in software licensing and maintenance costs, electronic banking, and other services we provide to our clients which are driven by increased volume.
•	Professional fees increased $173,000, or 28.4%, relating primarily to an increase in director’s fees, legal fees and audit and accounting fees.
•	Other noninterest expenses increased $77,000, or 7.4%, relating primarily to an increase in travel and entertainment expenses and other employee related expenses.

Partially offsetting the above increases was a decrease in insurance expense of $52,000, or 5.7%, due to lower FDIC assessment expense during the second quarter of 2026.

Noninterest expense was $40.4 million for the first half of 2026, a $2.2 million, or 5.9%, increase from noninterest expense of $38.2 million for the first half of 2025. The increase in noninterest expense was driven primarily by the following:

•	Compensation and benefits expense increased $1.3 million, or 5.5%, relating primarily to annual salary increases, commissions, and other employee benefit expenses.
•	Outside service and data processing costs increased $457,000, or 10.8%, relating primarily to increases in software licensing and maintenance costs, ATM card related expenses, and other business electronic banking services we provide to our clients.
•	Professional fees increased $338,000, or 30.2%, relating primarily to an increase in director’s fees, legal fees and audit and accounting fees.
•	Other noninterest expenses increased $335,000, or 16.0%, relating primarily to an increase in electronic banking losses and operational losses, employee travel and other employee expenses.

Partially offsetting the above increases was a decrease in insurance expense of $170,000, or 8.9%, due to lower FDIC assessment expense during the first half of 2026.

Our efficiency ratio was 56.8% for the second quarter of 2026, compared to 67.5% for the second quarter of 2025. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The improvement during the 2026 period was driven primarily by the increase in net interest income.

We incurred income tax expense of $3.3 million and $2.0 million for the three months ended June 30, 2026 and 2025, respectively, and $5.9 million and $3.7 million for the six months ended June 30, 2026 and 2025. Our effective tax rate was 21.8% and 23.6% for the six months ended June 30, 2026 and 2025, respectively. The decrease in the effective tax rate was driven by the effect of equity compensation transactions in comparison to our income before income tax expense.

Balance Sheet Review

Investment Securities

At June 30, 2026, the $164.9 million in our investment securities portfolio represented approximately 3.5% of our total assets. Our available for sale investment portfolio included corporate bonds, US treasuries, US government agency securities, state and political subdivisions, asset-backed securities and mortgage-backed securities with a fair value of $144.4 million and an amortized cost of $155.0 million, resulting in an unrealized loss of $10.6 million. At December 31, 2025, the $147.8 million in our investment securities portfolio represented approximately 3.4% of our total assets, including investment securities with a fair value of $127.7 million and an amortized cost of $137.2 million for an unrealized loss of $9.4 million. In addition, other investments, which include FHLB Stock and other nonmarketable investments, increased $421,000 from December 31, 2025 to $20.5 million at June 30, 2026.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans, excluding mortgage loans held for sale, for the six months ended June 30, 2026 and 2025 were $3.93 billion and $3.69 billion, respectively (the average loan balances reflected in the “Average Balances, Income and Expenses, Yields and Rates” tables above include mortgage loans held for sale, as noted in footnote (3) to those tables, and therefore differ from the amounts presented here). Before the allowance for credit losses, total loans outstanding at June 30, 2026 and December 31, 2025 were $4.03 billion and $3.85 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of June 30, 2026, our loan portfolio included $3.27 billion, or 81.0%, of real estate loans, compared to $3.18 billion, or 82.8%, at December 31, 2025. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. Home equity lines of credit totaled $273.0 million as of June 30, 2026, of which approximately 49% were in a first lien position, while the remaining balance was in second liens. At December 31, 2025, our home equity lines of credit totaled $248.7 million, of which approximately 47% were in first lien positions, while the remaining balance was in second liens. The average home equity loan had a balance of approximately $115,000 and a loan to value of 75% as of June 30, 2026, compared to an average loan balance of $108,000 and a loan to value of approximately 73% as of December 31, 2025. Further, 0.18% and 0.38% of our total home equity lines of credit were over 30 days past due as of June 30, 2026 and December 31, 2025, respectively.

Following is a summary of our loan composition at June 30, 2026 and December 31, 2025. During the first six months of 2026, our loan portfolio increased by $185.1 million, or 9.7% annualized, primarily driven by a $125.1 million increase in commercial loans with $93.4 million of the increase being in commercial business loans. In addition, our consumer loans grew by $60.0 million with $24.3 million being in home equity loans. Our consumer real estate portfolio, which increased by $14.0 million during the first half of 2026 includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $469,000, a term of 24 years, and an average rate of 4.66% as of June 30, 2026, compared to a principal balance of $472,000, a term of 24 years, and an average rate of 4.55% as of December 31, 2025.

	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$755,419	18.7%	$736,979	19.2%
Non-owner occupied RE	967,698	24.0%	956,812	24.9%
Construction	66,105	1.6%	63,666	1.7%
Business	713,017	17.7%	619,667	16.0%
Total commercial loans	2,502,239	62.0%	2,377,124	61.8%
Consumer
Real estate	1,167,282	29.0%	1,153,285	30.0%
Home equity	273,017	6.8%	248,685	6.5%
Construction	36,371	0.9%	24,997	0.6%
Other	51,346	1.3%	41,033	1.1%
Total consumer loans	1,528,016	38.0%	1,468,000	38.2%
Total gross loans, net of deferred fees	4,030,255	100.0%	3,845,124	100.0%
Less—allowance for credit losses	(44,232)		(42,280)
Total loans, net	$3,986,023		$3,802,844

We have included the table below to provide additional clarity on our commercial real estate exposure. We have not identified any geographic concentrations within these collateral types. The table below presents the majority of our commercial real estate exposure by collateral type which are included in the commercial business, construction, and non-owner occupied segments.

		June 30, 2026
(dollars in thousands)	Outstanding	% of Loan Portfolio	Average Loan Size	Weighted Average LTV
Collateral
Office	$230,575	5.72%	$1,468	55%
Retail	209,491	5.20%	1,665	50%
Hotel	148,948	3.70%	7,963	47%
Multifamily	94,981	2.36%	2,376	46%

		December 31, 2025
(dollars in thousands)	Outstanding	% of Loan Portfolio	Average Loan Size	Weighted Average LTV
Collateral
Office	$221,425	5.76%	$1,377	53%
Retail	186,692	4.86%	1,611	50%
Hotel	144,155	3.75%	7,651	48%
Multifamily	101,703	2.64%	2,462	43%

Our level of non-owner occupied commercial real estate loans represents 237.3% of the Bank’s total risk-based capital at June 30, 2026 compared to 236.5% at December 31, 2025.

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of June 30, 2026 and December 31, 2025 we had no loans that were 90 days past due and still accruing.

Following is a summary of our nonperforming assets.

(dollars in thousands)	June 30, 2026	December 31, 2025
Commercial
Owner occupied RE	$2,667	259
Non-owner occupied RE	2,030	6,917
Business	1,330	189
Consumer
Real estate	4,805	5,763
Home equity	354	705
Total nonaccrual loans	11,186	13,833
Other real estate owned	1,375	275
Total nonperforming assets	$12,561	14,108

At June 30, 2026, nonperforming assets were $12.6 million, or 0.27% of total assets and 0.31% of gross loans. Comparatively, nonperforming assets were $14.1 million, or 0.32% of total assets and 0.37% of gross loans at December 31, 2025. The increase in commercial owner occupied loans was primarily due to one loan being moved to non-accrual status during the first quarter of 2026, while the decrease in commercial non-owner occupied loans was primarily driven by the payoff of one large non-residential loan. The amount of foregone interest income on nonaccrual loans in the second quarter of 2026 and 2025 was $220,000 and $126,000, respectively.

At June 30, 2026 and December 31, 2025, the allowance for credit losses represented 395.41% and 305.65% of the total amount of nonperforming loans, respectively. A significant portion of the nonperforming loans at June 30, 2026 were secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.

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

In addition, at June 30, 2026, 81.0% of our loans were collateralized by real estate and 88.6% of our individually evaluated loans were secured by real estate. We utilize third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Individually evaluated loans are reviewed on a quarterly basis to determine the level of credit loss. As of June 30, 2026, we did not have any individually evaluated real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for individually evaluated loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At June 30, 2026, individually evaluated loans totaled $12.5 million, for which $6.0 million of these loans had a reserve of approximately $2.6 million allocated in the allowance for credit losses. Comparatively, individually evaluated loans totaled $15.1 million at December 31, 2025 for which $5.2 million of these loans had a reserve of approximately $1.5 million allocated in the allowance for credit losses.

Allowance for Credit Losses

The allowance for credit losses was $44.2 million, representing 1.10% of outstanding loans and providing coverage of 395.41% of nonperforming loans at June 30, 2026, compared to $42.3 million, or 1.10% of outstanding loans and 305.65% of nonperforming loans at December 31, 2025. At June 30, 2025, the ACL was $41.3 million, or 1.10% of outstanding loans and 362.35% of nonperforming loans.

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

The following table summarizes the allocation of the allowance for credit losses among the various loan categories.

	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Commercial
Owner occupied RE	$3,359	18.7%	$3,911	19.2%
Non-owner occupied RE	5,753	24.0%	6,773	24.9%
Construction	874	1.6%	611	1.7%
Business	14,203	17.7%	12,148	16.0%
Total commercial	24,189	62.0%	23,443	61.8%
Consumer
Real estate	16,596	29.0%	15,866	30.0%
Home equity	2,516	6.8%	1,827	6.5%
Construction	343	0.9%	569	0.6%
Other	588	1.3%	575	1.1%
Total consumer	20,043	38.0%	18,837	38.2%
Total allowance for credit losses	$44,232	100.0%	$42,280	100.0%

(1)	Percentage of loans in each category to total loans.

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

Our retail deposits represented $3.56 billion, or 90.4% of total deposits, while our brokered deposits represented $379.4 million, or 9.6%, of total deposits at June 30, 2026. At December 31, 2025, retail deposits represented $3.16 billion, or 85.1%, of our total deposits, and brokered deposits were $552.9 million, representing 14.9% of our total deposits. The $392.1 million increase in retail deposits during the first six months of 2026 relates to our intense focus on growing client and core deposits and allowed us to reduce the balance of our brokered deposits by $173.5 million during the same period. Our loan-to-deposit ratio was 102% at June 30, 2026 and 103% at December 31, 2025.

The following is a detail of our deposit accounts:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Non-interest bearing	$799,246	732,287
Interest bearing:
NOW accounts	538,443	423,270
Money market accounts	1,765,697	1,573,039
Savings	29,460	29,470
Time deposits	423,199	405,848
Total retail deposits	3,556,045	3,163,914
Brokered deposits	379,407	552,889
Total deposits	$3,935,452	3,716,803

Our primary focus is on increasing core deposits, which exclude out-of-market deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. In addition, at June 30, 2026 and December 31, 2025, we estimate that we have approximately $1.8 billion and $1.5 billion, or 46.8% and 39.6% of total deposits, respectively, in uninsured deposits, including related interest accrued and unpaid. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, the amounts above are estimates and are based on the same methodologies and assumptions used by the FDIC for the Bank’s regulatory reporting requirements.

The following table shows the average balance amounts and the average rates paid on deposits.

	Six months ended June,
	2026		2025
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$788,252	0.00%	$690,017	0.00%
Interest-bearing demand deposits	500,978	1.14%	319,328	0.85%
Money market accounts	1,722,807	2.89%	1,511,760	3.48%
Savings accounts	29,741	0.15%	31,854	0.31%
Time deposits less than $250,000	173,176	3.22%	185,203	3.84%
Time deposits greater than $250,000	698,387	4.18%	751,414	4.52%
Total deposits	$3,913,341	2.31%	$3,489,576	2.77%

During the first six months of 2026, our average transaction account balances increased by $488.8 million, or 19.1%, from the prior year, while our average time deposit balances decreased by $65.1 million, or 7.0%. The increase in our average transaction account balances is the result of our focus on growing core deposits.

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits $250,000 or more at June 30, 2026 and December 31, 2025 was as follows:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Three months or less	$242,526	215,650
Over three through six months	215,431	180,050
Over six through twelve months	38,425	271,920
Over twelve months	130,253	110,334
Total time deposits	$626,635	777,954

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at June 30, 2026 and December 31, 2025 were $626.6 million and $778.0 million, respectively. We have a relationship with IntraFi Promontory Network, allowing us to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000.

This gives us the ability, as and when needed, to attract and retain large deposits from insurance conscious customers. With IntraFi, we have the option to keep deposits on balance sheet or sell them to other members of the network.

At June 30, 2026 and December 31, 2025, we had $240.0 million of convertible fixed rate FHLB advances with a weighted average rate of 3.70% and 3.74%, respectively. At June 30, 2026, the $240.0 million was secured with approximately $1.40 billion of mortgage loans and $14.8 million of stock in the FHLB. At December 31, 2025, the $240.0 million was secured with approximately $1.38 billion of mortgage loans and $14.5 million of stock in the FHLB.

Listed below is a summary of the terms and maturities of the advances outstanding at June 30, 2026 and December 31, 2025.

(dollars in thousands)	June 30, 2026		December 31, 2025
Maturity	Amount	Rate	Amount	Rate
April 28, 2028	$-	-	$40,000	3.51%
June 28, 2028	40,000	3.54%	40,000	3.54%
July 10, 2028	40,000	3.87%	40,000	3.87%
July 10, 2028	40,000	3.96%	40,000	3.96%
May 15, 2029	35,000	3.90%	35,000	3.90%
July 10, 2029	45,000	3.69%	45,000	3.69%
April 28, 2031	40,000	3.26%	-	-
Total FHLB Advances outstanding	$240,000	3.70%	$240,000	3.74%

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

At June 30, 2026 and December 31, 2025 our cash and cash equivalents totaled $361.6 million and $269.6 million, respectively, or 7.7% and 6.1% of total assets, respectively. Our investment securities at June 30, 2026 and December 31, 2025 amounted to $164.9 million and $147.8 million, respectively, or 3.5% and 3.4% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain five federal funds purchased lines of credit with correspondent banks totaling $113.5 million for which there were no borrowings against the lines of credit at June 30, 2026. We also had $145.9 million pledged and available with the Federal Reserve Discount Window at June 30, 2026. Comparatively, at December 31, 2025, we had $181.2 million pledged and available with the Federal Reserve Discount Window.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at June 30, 2026 was $832.1 million, based primarily on the Bank’s qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at June 30, 2026 and December 31, 2025 we had $302.4 million and $231.9 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

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

We also have a line of credit with another financial institution for $15.0 million, which was unused at June 30, 2026. The line of credit was renewed on March 5, 2026 at an interest rate of the U.S. Prime Rate plus 0.25% and matures on March 5, 2027.

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

Total shareholders’ equity was $452.3 million at June 30, 2026 and $368.7 million at December 31, 2025. The $83.6 million increase from December 31, 2025 is primarily related to the issuance of 1,207,500 shares of common stock on April 17, 2026 in a public offering. The common stock was issued at $54.00 per share for net proceeds of $61.3 million. Proceeds from the offering are being used for general corporate purposes, including supporting organic growth initiatives, providing capital to the Bank, repurchasing or redeeming outstanding indebtedness, and funding working capital needs. Consistent with this use, on June 30, 2026, in conjunction with the quarterly interest payment, we applied a portion of these proceeds to redeem the remaining $11.5 million of outstanding subordinated debt. The increase in shareholders’ equity was also driven by net income of $21.1 million for the first half of 2026.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) annualized for the six months ended June 30, 2026 and the year ended December 31, 2025.

	June 30, 2026	December 31, 2025
Return on average assets	0.94%	0.72%
Return on average equity	10.46%	8.73%
Return on average common equity	10.46%	8.73%
Average equity to average assets ratio	8.94%	8.20%
Tangible common equity to assets ratio	9.62%	8.37%

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

To be considered “well capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risk-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of June 30, 2026 our capital ratios exceed these ratios and we remain “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

			June 30, 2026
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$461,057	12.84%	$287,340	8.00%	$359,174	10.00%
Tier 1 Capital (to risk weighted assets)	416,825	11.61%	215,505	6.00%	287,340	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	416,825	11.61%	161,628	4.50%	233,463	6.50%
Tier 1 Capital (to average assets)	416,825	8.89%	187,474	4.00%	234,343	5.00%

					December 31, 2025
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$437,207	12.85%	$272,120	8.00%	$340,150	10.00%
Tier 1 Capital (to risk weighted assets)	394,927	11.61%	204,090	6.00%	272,120	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	394,927	11.61%	153,068	4.50%	221,098	6.50%
Tier 1 Capital (to average assets)	394,927	9.06%	174,276	4.00%	217,845	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

			June 30, 2026
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer (1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$517,872	14.42%	$287,338	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	473,640	13.19%	215,503	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	460,640	12.83%	161,628	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	473,640	10.10%	187,493	4.00%	N/A	N/A

			December 31, 2025
	Actual		For capital adequacy purposes minimum plus the capital conservation buffer		To be well capitalized under prompt corrective action provisions minimum(1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$438,292	12.89%	272,120	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	389,112	11.44%	204,090	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	376,112	11.06%	153,068	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	389,112	8.93%	174,293	4.00%	N/A	N/A

(1)	The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2026 unfunded commitments to extend credit were $926.5 million, of which $100.5 million were at fixed rates and $826.0 million were at variable rates. At December 31, 2025, unfunded commitments to extend credit were $843.6 million, of which approximately $81.4 million were at fixed rates and $762.2 million were at variable rates. A significant portion of the unfunded commitments related to commercial business loans and consumer home equity lines of credit. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

As of June 30, 2026 the reserve for unfunded commitments was $2.2 million or 0.24%, compared to $2.0 million or 0.23% as of December 31, 2025.

At June 30, 2026 and December 31, 2025, there were commitments under letters of credit for $20.6 million and $20.4 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

As of June 30, 2026, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	(5.92)%
Up 200 basis points	(3.28)%
Up 100 basis points	(1.44)%
Base	-
Down 100 basis points	1.41%
Down 200 basis points	4.51%
Down 300 basis points	7.97%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Sales of Unregistered Securities – None
(b)	Use of Proceeds – Not applicable
(c)	Issuer Purchases of Securities

The following table reflects share repurchase activity during the second quarter of 2026:

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value) of
			Units)	Shares (or
	(a) Total		Purchased as	Units) that May
	Number of		Part of Publicly	Yet Be
	Shares (or	(b) Average	Announced	Purchased
	Units)	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share (or Unit)	Programs	or Programs
April 1, 2026 – April 30, 2026	-	-	-	$5,000,000
May 1, 2026 – May 31, 2026	-	-	-	$5,000,000
June 1, 2026 – June 30, 2026	-	-	-	$5,000,000
Total	-	-	-	$5,000,000

*On June 17, 2025, we announced a share repurchase plan allowing us to repurchase up to $5.0 million of shares of our common stock (the “Repurchase Plan”). We are not obligated to purchase any such shares under the Repurchase Plan, and the Repurchase Plan may be discontinued, suspended or restarted at any time; however, repurchases under the Repurchase Plan after May 22, 2026 would require additional approval of our Board of Directors and the Federal Reserve. As of June 30, 2026, we did not repurchase any of the shares authorized for repurchase under the Repurchase Plan prior to its expiration.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Trading Plans

During the three months ended June 30, 2026, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K of the Securities Act of 1933.

Item 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: August 3, 2026	/s/ R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2026	/s/ Christian J. Zych
Christian J. Zych
Chief Financial Officer (Principal Financial Officer)