Form 10-Q
period 2026-09-30
SOUTHERN FIRST BANCSHARES INC
filed 2026-10-30
CIK 1090009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,491,038 shares of common stock, par value $0.01 per share, were issued and outstanding as of October 22, 2026.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
September 30, 2026 Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$21,615	27,821
Federal funds sold	268,891	183,473
Interest-bearing deposits with banks	108,993	58,289
Total cash and cash equivalents	399,499	269,583
Investment securities:
Investment securities available for sale	146,321	127,730
Other investments	20,473	20,063
Total investment securities	166,794	147,793
Mortgage loans held for sale	2,678	11,569
Loans	4,175,526	3,845,124
Less allowance for credit losses	(44,693)	(42,280)
Loans, net	4,130,833	3,802,844
Bank owned life insurance	57,159	55,775
Property and equipment, net	87,524	83,465
Deferred income taxes, net	15,020	13,702
Other assets	21,395	18,763
Total assets	$4,880,902	4,403,494
LIABILITIES
Deposits	$4,105,204	3,716,803
Federal Home Loan Bank advances and other borrowings	240,000	240,000
Subordinated debentures	13,403	24,903
Other liabilities	60,243	53,131
Total liabilities	4,418,850	4,034,837
SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 10,000,000 shares authorized	-	-
Common stock, par value $.01 per share, 20,000,000 shares authorized, 9,491,038 and 8,213,328 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	95	82
Nonvested restricted stock	(185)	(1,338)
Additional paid-in capital	189,801	125,924
Accumulated other comprehensive loss	(12,411)	(7,454)
Retained earnings	284,752	251,443
Total shareholders’ equity	462,052	368,657
Total liabilities and shareholders’ equity	$4,880,902	4,403,494

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(dollars in thousands, except share data)	2026	2025	2026	2025
Interest income
Loans	$56,081	50,999	160,415	147,077
Investment securities	1,666	1,342	4,569	4,102
Federal funds sold and interest-bearing deposits with banks	2,754	2,645	8,259	5,773
Total interest income	60,501	54,986	173,243	156,952
Interest expense
Deposits	23,356	24,703	68,147	72,572
Borrowings	2,479	2,754	7,801	8,172
Total interest expense	25,835	27,457	75,948	80,744
Net interest income	34,666	27,529	97,295	76,208
Provision for credit losses	1,400	850	3,725	2,300
Net interest income after provision for credit losses	33,266	26,679	93,570	73,908
Noninterest income
Mortgage banking income	638	1,600	3,454	4,593
Service fees on deposit accounts	906	625	2,528	1,731
ATM and debit card income	622	601	1,861	1,739
Income from bank owned life insurance	481	439	1,384	1,254
Other income	217	335	685	729
Total noninterest income	2,864	3,600	9,912	10,046
Noninterest expenses
Compensation and benefits	12,078	11,299	36,310	34,277
Occupancy	2,553	2,447	7,594	7,517
Outside service and data processing	2,403	2,158	7,086	6,383
Insurance	939	961	2,689	2,881
Professional fees	758	605	2,215	1,723
Marketing	420	412	1,242	1,183
Other	1,153	1,064	3,576	3,153
Total noninterest expenses	20,304	18,946	60,712	57,117
Income before income tax expense	15,826	11,333	42,770	26,837
Income tax expense	3,599	2,671	9,461	6,328
Net income	$12,227	$8,662	33,309	20,509
Earnings per common share
Basic	$1.30	$1.08	3.73	2.55
Diluted	1.28	1.07	3.68	2.54
Weighted average common shares outstanding
Basic	9,426,320	8,030,944	8,929,437	8,048,426
Diluted	9,567,241	8,080,459	9,064,204	8,080,678

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Net income	$12,227	8,662	33,309	20,509
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale:
Unrealized holding gain (loss) arising during the period, pretax	(5,113)	1,498	(6,275)	3,855
Tax benefit (expense)	1,074	(315)	1,318	(809)
Other comprehensive income (loss)	(4,039)	1,183	(4,957)	3,046
Comprehensive income	$8,188	9,845	28,352	23,555

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	For the three months ended September 30,
	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
June 30, 2025	8,180,715	$82	-	$-	$(2,774)	$124,839	$(9,609)	$232,924	$345,462
Net income	-	-	-	-	-	-	-	8,662	8,662
Proceeds from exercise of stock options	17,750	-	-	-	-	581	-	-	581
Restricted shares withheld for taxes	(2,094)	-	-	-	-	(79)	-	-	(79)
Net issuance (forfeiture) of restricted stock	(7,194)	-	-	-	306	(306)	-	-	-
Share-based compensation expense, net of forfeitures	-	-	-	-	539	-	-	-	539
Other comprehensive income	-	-	-	-	-	-	1,183	-	1,183
September 30, 2025	8,189,177	$82	-	$-	$(1,929)	$125,035	$(8,426)	$241,586	$356,348
June 30, 2026	9,468,467	$95	-	$-	$(912)	$188,932	$(8,372)	$272,525	$452,268
Net income	-	-	-	-	-	-	-	12,227	12,227
Net issuance of common stock	-	-	-	-	-	58	-	-	58
Proceeds from exercise of stock options	26,929	-	-	-	-	1,016	-	-	1,016
Net issuance (forfeiture) of restricted stock	(2,575)	-	-	-	89	(89)	-	-	-
Restricted shares withheld for taxes	(1,783)	-	-	-	-	(116)	-	-	(116)
Share-based compensation expense, net of forfeitures	-	-	-	-	638	-	-	-	638
Other comprehensive loss	-	-	-	-	-	-	(4,039)	-	(4,039)
September 30, 2026	9,491,038	$95	-	$-	$(185)	$189,801	$(12,411)	$284,752	$462,052

	For the nine months ended September 30,
	Common stock		Preferred stock		Nonvested restricted	Additional paid-in	Accumulated other comprehensive	Retained
(dollars in thousands, except share data)	Shares	Amount	Shares	Amount	stock	capital	income (loss)	earnings	Total
December 31, 2024	8,164,872	$82	-	-	$(3,884)	$124,641	$(11,472)	$221,077	$330,444
Net income	-	-	-	-	-	-	-	20,509	20,509
Proceeds from exercise of stock options	43,250	-	-	-	-	1,097	-	-	1,097
Restricted shares withheld for taxes	(11,751)	-	-	-	-	(429)	-	-	(429)
Net issuance (forfeiture) of restricted stock	(7,194)	-	-	-	307	(307)	-	-	-
Share-based compensation expense, net of forfeitures	-	-	-	-	1,648	33	-	-	1,681
Other comprehensive income	-	-	-	-	-	-	3,046	-	3,046
September 30, 2025	8,189,177	$82	-	$-	$(1,929)	$125,035	$(8,426)	$241,586	$356,348
December 31, 2025	8,213,328	$82	-	$-	$(1,338)	$125,924	$(7,454)	$251,443	$368,657
Net income	-	-	-	-	-	-	-	33,309	33,309
Net issuance of common stock	1,207,500	12	-	-	-	61,320	-	-	61,332
Proceeds from exercise of stock options	68,679	1	-	-	-	2,554	-	-	2,555
Net issuance (forfeiture) of restricted stock	15,727	-	-	-	(810)	810	-	-	-
Restricted shares withheld for taxes	(14,196)	-	-	-	-	(807)	-	-	(807)
Share-based compensation expense, net of forfeitures	-	-	-	-	1,963	-	-	-	1,963
Other comprehensive loss	-	-	-	-	-	-	(4,957)	-	(4,957)
September 30, 2026	9,491,038	$95	-	$-	$(185)	$189,801	$(12,411)	$284,752	$462,052

See notes to consolidated financial statements that are an integral part of these consolidated statements.

SOUTHERN FIRST BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
(dollars in thousands)	2026	2025
Operating activities
Net income	$33,309	20,509
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	3,725	2,300
Depreciation and other amortization	2,856	3,319
Accretion and amortization of securities discounts and premium, net	(258)	336
Net change in operating leases	403	69
Gain on sale of real estate owned	(3)	-
Stock-based compensation expense	1,963	1,681
Gain on sale of loans held for sale	(3,634)	(4,552)
Loans originated and held for sale	(125,434)	(154,847)
Proceeds from sale of loans held for sale	137,959	157,058
Increase in cash surrender value of bank owned life insurance	(1,384)	(1,254)
Decrease in deferred tax asset	1	-
(Increase) decrease in other assets	(1,215)	2,755
Increase in other liabilities	1,879	5,169
Net cash provided by operating activities	50,167	32,543
Investing activities
Increase (decrease) in cash realized from:
Increase in loans, net	(333,213)	(157,544)
Purchase of property and equipment	(2,530)	(309)
Purchase of investment securities:
Available for sale	(36,373)	(3,220)
Other investments	(410)	(576)
Payments and maturities, calls and repayments of investment securities:
Available for sale	11,765	7,826
Proceeds from the sale of real estate acquired in settlement of loans	529	-
Net cash used for investing activities	(360,232)	(153,823)
Financing activities
Increase (decrease) in cash realized from:
Increase in deposits, net	388,401	240,652
Repayment of subordinated debentures	(11,500)	-
Proceeds from issuance of common stock, net	61,332	-
Proceeds from the exercise of stock options	2,555	1,097
Restricted shares withheld for taxes	(807)	(429)
Net cash provided by financing activities	439,981	241,320
Net increase in cash and cash equivalents	129,916	120,040
Cash and cash equivalents at beginning of the period	269,583	162,863
Cash and cash equivalents at end of the period	$399,499	282,903
Supplemental information
Cash paid for
Interest	$76,245	79,536
Income taxes	10,962	7,255
Schedule of non-cash transactions
Unrealized (loss) gain on securities, net of income taxes	(4,957)	3,046
Foreclosure of other real estate	1,944	275
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	5,761	-

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2026. The consolidated financial statements include the accounts of the Company and the Bank. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation,” the financial statements related to the Trusts have not been consolidated.

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

The Bank makes loans to individuals and businesses in the Upstate, Midlands, and Lowcountry regions of South Carolina as well as the Triangle, Triad and Charlotte regions of North Carolina and Atlanta, Georgia for various personal and commercial purposes. The Bank’s loan portfolio has a concentration of real estate loans. As of September 30, 2026 and December 31, 2025, real estate loans represented 81.6% and 82.8%, respectively, of total loans. However, borrowers’ ability to repay their loans is not dependent upon any specific economic sector.

As of September 30, 2026, the Company’s and the Bank’s capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession, our reported and regulatory capital ratios could be adversely impacted by future credit losses.

The Company maintains access to multiple sources of liquidity, including a $15.0 million holding company line of credit with another bank which could be used to support capital ratios at the subsidiary bank. As of September 30, 2026, the $15.0 million line was unused.

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

Segment Reporting

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

NOTE 2 – Investment Securities

The amortized costs and fair value of investment securities are as follows:

	September 30, 2026
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$1,687	-	128	1,559
US government agencies	12,349	55	1,256	11,148
State and political subdivisions	19,761	-	3,182	16,579
Asset-backed securities	11,893	7	63	11,837
Mortgage-backed securities	116,341	4	11,147	105,198
Total investment securities available for sale	$162,031	66	15,776	146,321

	December 31, 2025
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale
Corporate bonds	$1,703	-	103	1,600
US government agencies	13,225	33	980	12,278
State and political subdivisions	19,934	-	2,064	17,870
Asset-backed securities	16,505	32	118	16,419
Mortgage-backed securities	85,798	14	6,249	79,563
Total investment securities available for sale	$137,165	79	9,514	127,730

Contractual maturities and yields on the Company’s investment securities at September 30, 2026 and December 31, 2025 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

							September 30, 2026
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	$1,559	2.05%	$-	-	$-	-	$1,559	2.05%
US government agencies	-	-	5,610	1.44%	5,538	4.34%	-	-	11,148	2.88%
State and political subdivisions	-	-	3,352	1.61%	4,295	2.46%	8,932	2.12%	16,579	2.11%
Asset-backed securities	-	-	-	-	-	-	11,837	4.76%	11,837	4.76%
Mortgage-backed securities	9	1.95%	8,463	3.79%	15,243	3.69%	81,483	4.15%	105,198	4.06%
Total investment securities	$9	1.95%	$18,984	2.57%	$25,076	3.62%	$102,252	3.50%	$146,321	3.78%

							December 31, 2025
	Less than one year		One to five years		Five to ten years		Over ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
Corporate bonds	$-	-	$1,600	2.04%	$-	-	$-	-	$1,600	2.04%
US government agencies	-	-	4,871	1.37%	7,407	4.39%	-	-	12,278	3.20%
State and political subdivisions	-	-	2,561	1.62%	5,565	2.21%	9,744	2.41%	17,870	2.23%
Asset-backed securities	-	-	-	-	3,486	5.19%	12,933	5.12%	16,419	5.14%
Mortgage-backed securities	19	2.37%	2,229	1.70%	9,272	2.74%	68,043	4.17%	79,563	3.93%
Total investment securities	$19	2.37%	$11,261	1.59%	$25,730	3.43%	$90,720	4.12%	$127,730	3.76%

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities at September 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

							September 30, 2026
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,559	$128	1	$1,559	$128
US government agencies	-	-	-	7	8,092	1,256	7	8,092	1,256
State and political subdivisions	-	-	-	28	16,359	3,182	28	16,359	3,182
Asset-backed securities	-	-	-	2	5,625	63	2	5,625	63
Mortgage-backed securities	25	70,145	3,879	53	34,199	7,268	78	104,344	11,147
Total investment securities	25	$70,145	$3,879	91	$65,834	$11,897	116	$135,979	$15,776

								December 31, 2025
	Less than 12 months			12 months or longer			Total
(dollars in thousands)	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses	#	Fair value	Unrealized losses
Available for sale
Corporate bonds	-	$-	$-	1	$1,600	$103	1	$1,600	$103
US government agencies	-	-	-	7	8,367	980	7	8,367	980
State and political subdivisions	-	-	-	29	17,870	2,064	29	17,870	2,064
Asset-backed securities	3	4,483	22	2	6,035	96	5	10,518	118
Mortgage-backed securities	7	34,538	163	57	42,546	6,086	64	77,084	6,249
Total investment securities	10	$39,021	$185	96	$76,418	$9,329	106	$115,439	$9,514

At September 30, 2026, the Company had 116 individual investments that were in an unrealized loss position. The unrealized losses were primarily attributable to changes in interest rates, rather than deterioration in credit quality and the issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. Additional information related to the types of securities held at September 30, 2026, other than securities issued or guaranteed by US government entities or agencies including US Treasuries and substantially all of the Company’s mortgage-backed securities, is as follows:

Corporate securities – The Company has one holding in corporate debt securities for which there have been no payment defaults.

State and political subdivisions – All of the Company’s holdings of municipal bonds were investment grade and there have been no payment defaults. All of these securities have been rated A+ or higher by S&P Global Ratings or Fitch Ratings, or A1 or higher by Moody’s Ratings.

Asset-backed securities – There were four investment grade asset-backed securities, and there have been no payment defaults on these securities.

As such, there is no allowance for credit losses on available for sale securities recognized as of September 30, 2026.

Other investments are comprised of the following and are recorded at cost which approximates fair value.

(dollars in thousands)	September 30, 2026	December 31, 2025
Federal Home Loan Bank stock	$14,823	14,540
Other nonmarketable investments	5,247	5,120
Investment in Trust Preferred subsidiaries	403	403
Total other investments	$20,473	20,063

The Company has evaluated other investments for impairment and determined that the other investments are not impaired as of September 30, 2026 and December 31, 2025 and ultimate recoverability of the par value of the investments is probable. All of the FHLB stock is used to collateralize advances to the FHLB.

At September 30, 2026 and December 31, 2025, there were no securities pledged as collateral for repurchase agreements from brokers.

NOTE 3 – Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and carried at fair value under the fair value option with changes in fair value recognized in current period earnings. Loans held for sale and their fair values are estimated using observable quoted market or contracted prices or market price equivalents, which would be used by other market participants. At the date of funding of the mortgage loan held for sale, the funded amount of the loan, the related derivative asset or liability of the associated interest rate lock commitment, less direct loan costs becomes the initial recorded investment in the loan held for sale. Such amount approximates the fair value of the loan. At September 30, 2026, mortgage loans held for sale totaled $2.7 million compared to $11.6 million at December 31, 2025.

NOTE 4 – Loans and Allowance for Credit Losses

The following table summarizes the composition of our loan portfolio. Total gross loans are recorded net of deferred loan fees and costs, which totaled $5.9 million and $5.6 million as of September 30, 2026 and December 31, 2025, respectively.

	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied real estate (“RE”)	$776,310	18.6%	$736,979	19.2%
Non-owner occupied RE	1,035,079	24.8%	956,812	24.9%
Construction	78,346	1.9%	63,666	1.7%
Business	720,487	17.2%	619,667	16.0%
Total commercial loans	2,610,222	62.5%	2,377,124	61.8%
Consumer
Real estate	1,184,127	28.4%	1,153,285	30.0%
Home equity	289,725	6.9%	248,685	6.5%
Construction	44,377	1.1%	24,997	0.6%
Other	47,075	1.1%	41,033	1.1%
Total consumer loans	1,565,304	37.5%	1,468,000	38.2%
Total gross loans, net of deferred fees	4,175,526	100.0%	3,845,124	100.0%
Less—allowance for credit losses	(44,693)		(42,280)
Total loans, net	$4,130,833		$3,802,844

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

			September 30, 2026
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$34,262	410,155	317,928	13,965	776,310
Non-owner occupied RE	155,786	703,881	162,372	13,040	1,035,079
Construction	22,117	36,059	20,170	-	78,346
Business	152,672	412,805	150,827	4,183	720,487
Total commercial loans	364,837	1,562,900	651,297	31,188	2,610,222
Consumer
Real estate	15,219	115,063	183,821	870,024	1,184,127
Home equity	7,198	29,845	248,912	3,770	289,725
Construction	41,182	2,049	1,146	-	44,377
Other	11,772	30,670	4,005	628	47,075
Total consumer loans	75,371	177,627	437,884	874,422	1,565,304
Total gross loans, net of deferred fees	$440,208	1,740,527	1,089,181	905,610	4,175,526

			December 31, 2025
(dollars in thousands)	One year or less	After one but within five years	After five but within fifteen years	After fifteen years	Total
Commercial
Owner occupied RE	$49,286	294,424	374,220	19,049	736,979
Non-owner occupied RE	160,526	588,542	190,475	17,269	956,812
Construction	17,357	27,808	18,501	-	63,666
Business	139,003	349,904	127,474	3,286	619,667
Total commercial loans	366,172	1,260,678	710,670	39,604	2,377,124
Consumer
Real estate	26,591	115,347	218,489	792,858	1,153,285
Home equity	6,073	36,692	201,872	4,048	248,685
Construction	19,053	1,379	4,565	-	24,997
Other	5,548	30,433	4,406	646	41,033
Total consumer loans	57,265	183,851	429,332	797,552	1,468,000
Total gross loans, net of deferred fees	$423,437	1,444,529	1,140,002	837,156	3,845,124

The following table summarizes loans due after one year (i.e., excluding loans due one year or less), by category and by interest rate type.

	September 30, 2026		December 31, 2025
	Interest Rate			Interest Rate
(dollars in thousands)	Fixed	Floating or Adjustable	Fixed	Floating or Adjustable
Commercial
Owner occupied RE	$674,890	67,158	$630,228	57,465
Non-owner occupied RE	734,195	145,098	682,360	113,926
Construction	21,127	35,102	11,455	34,854
Business	323,667	244,148	285,215	195,449
Total commercial loans	1,753,879	491,506	1,609,258	401,694
Consumer
Real estate	892,520	276,388	963,817	162,877
Home equity	8,406	274,121	8,789	233,823
Construction	3,195	-	5,944	-
Other	9,471	25,832	9,100	26,385
Total consumer loans	913,592	576,341	987,650	423,085
Total gross loans, net of deferred fees	$2,667,471	1,067,847	$2,596,908	824,779

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

A description of the general characteristics of the risk grades is as follows:

•	Pass— A pass loan ranges from minimal to average credit risk; however, it still has acceptable credit risk.

•	Watch—A watch loan exhibits above average credit risk due to minor weaknesses and warrants closer scrutiny by management.

•	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.

•	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, which may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

The following table presents loan balances classified by credit quality indicators by year of origination as of September 30, 2026.

							September 30, 2026
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$104,266	96,916	52,524	32,153	166,563	273,468	31	-	725,921
Watch	1,206	347	690	4,376	2,771	17,986	-	-	27,376
Special Mention	-	3,499	-	2,369	12,150	895	-	-	18,913
Substandard	-	3,852	-	-	248	-	-	-	4,100
Total Owner occupied RE	105,472	104,614	53,214	38,898	181,732	292,349	31	-	776,310

Non-owner occupied RE
Pass	172,586	79,380	51,453	48,273	266,937	363,408	2,366	-	984,403
Watch	-	-	490	960	21,254	16,307	-	-	39,011
Special Mention	1,293	-	263	473	-	7,623	-	-	9,652
Substandard	-	-	-	-	-	2,013	-	-	2,013
Total Non-owner occupied RE	173,879	79,380	52,206	49,706	288,191	389,351	2,366	-	1,035,079

Construction
Pass	26,798	30,060	14,686	-	2,909	37	-	-	74,490
Watch	-	-	-	-	2,637	1,219	-	-	3,856
Total Construction	26,798	30,060	14,686	-	5,546	1,256	-	-	78,346

Business
Pass	132,702	92,691	36,209	39,047	82,393	59,204	230,978	1,710	674,934
Watch	-	3,114	603	417	1,859	23,161	5,616	72	34,842
Special Mention	-	54	-	706	626	431	7,075	-	8,892
Substandard	50	577	-	626	-	71	495	-	1,819
Total Business	132,752	96,436	36,812	40,796	84,878	82,867	244,164	1,782	720,487
Current period gross write-offs	-	-	(645)	-	-	(82)	(174)	-	(901)
Total Commercial loans	438,901	310,490	156,918	129,400	560,347	765,823	246,561	1,782	2,610,222

Consumer
Real estate
Pass	151,893	119,934	51,735	101,928	233,153	478,993	-	-	1,137,636
Watch	193	98	391	3,638	5,207	15,087	-	-	24,614
Special Mention	-	184	705	2,317	4,504	8,896	-	-	16,606
Substandard	-	-	1,633	1,213	613	1,812	-	-	5,271
Total Real estate	152,086	120,216	54,464	109,096	243,477	504,788	-	-	1,184,127
Current period gross write-offs	-	-	(28)	-	-	-	-	-	(28)

Home equity
Pass	-	-	-	-	-	-	275,790	-	275,790
Watch	-	-	-	-	-	-	8,792	-	8,792
Special Mention	-	-	-	-	-	-	4,621	-	4,621
Substandard	-	-	-	-	-	-	522	-	522
Total Home equity	-	-	-	-	-	-	289,725	-	289,725

Construction
Pass	19,002	20,491	2,003	-	-	-	638	-	42,134
Watch	-	194	-	2,049	-	-	-	-	2,243
Total Construction	19,002	20,685	2,003	2,049	-	-	638	-	44,377

Other
Pass	3,567	4,184	483	285	841	1,185	35,345	-	45,890
Watch	34	-	101	20	11	396	78	-	640
Special Mention	-	8	19	3	310	39	166	-	545
Total Other	3,601	4,192	603	308	1,162	1,620	35,589	-	47,075
Current period gross write-offs	-	(4)	-	-	-	(22)	(5)	-	(31)
Total Consumer loans	174,689	145,093	57,070	111,453	244,639	506,408	325,952	-	1,565,304
Total loans	$613,590	455,583	213,988	240,853	804,986	1,272,231	572,513	1,782	4,175,526
Total Current period gross write-offs	-	(4)	(673)	-	-	(104)	(179)	-	(960)

The following table presents loan balances classified by credit quality indicators by year of origination as of December 31, 2025.

							December 31, 2025
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term	Total
Commercial
Owner occupied RE
Pass	$109,796	62,028	36,348	187,991	120,627	187,495	100	596	704,981
Watch	2,062	438	5,833	5,734	2,249	9,929	-	-	26,245
Special Mention	2,070	-	-	-	-	3,424	-	-	5,494
Substandard	-	-	-	259	-	-	-	-	259
Total Owner occupied RE	113,928	62,466	42,181	193,984	122,876	200,848	100	596	736,979

Non-owner occupied RE
Pass	75,982	60,413	61,961	302,086	142,876	255,478	760	1,012	900,568
Watch	-	618	1,653	13,553	13,886	9,453	-	-	39,163
Special Mention	-	144	-	-	190	7,586	-	-	7,920
Substandard	-	-	-	2,244	-	6,917	-	-	9,161
Total Non-owner occupied RE	75,982	61,175	63,614	317,883	156,952	279,434	760	1,012	956,812

Construction
Pass	23,211	28,284	-	7,921	53	-	-	-	59,469
Watch	-	-	-	1,766	2,431	-	-	-	4,197
Total Construction	23,211	28,284	-	9,687	2,484	-	-	-	63,666

Business
Pass	109,351	42,578	44,987	100,908	28,743	55,659	210,992	465	593,683
Watch	799	719	1,180	3,006	2,186	4,090	8,675	402	21,057
Special Mention	71	652	-	621	-	664	1,807	-	3,815
Substandard	149	-	627	-	-	74	262	-	1,112
Total Business	110,370	43,949	46,794	104,535	30,929	60,487	221,736	867	619,667
Current period gross write-offs	-	-	-	-	-	(78)	(213)	-	(291)
Total Commercial loans	323,491	195,874	152,589	626,089	313,241	540,769	222,596	2,475	2,377,124

Consumer
Real estate
Pass	136,015	58,846	125,186	254,815	248,173	276,765	-	-	1,099,800
Watch	1,076	1,237	5,045	6,351	7,899	8,092	-	-	29,700
Special Mention	193	489	1,513	5,158	2,434	7,568	-	-	17,355
Substandard	-	1,118	1,034	647	715	2,916	-	-	6,430
Total Real estate	137,284	61,690	132,778	266,971	259,221	295,341	-	-	1,153,285

Home equity
Pass	-	-	-	-	-	-	232,962	-	232,962
Watch	-	-	-	-	-	-	8,730	-	8,730
Special Mention	-	-	-	-	-	-	5,501	-	5,501
Substandard	-	-	-	-	-	-	1,492	-	1,492
Total Home equity	-	-	-	-	-	-	248,685	-	248,685

Construction
Pass	20,031	2,308	-	-	-	-	648	-	22,987
Watch	-	-	2,010	-	-	-	-	-	2,010
Total Construction	20,031	2,308	2,010	-	-	-	648	-	24,997

Other
Pass	5,048	623	586	1,062	340	1,102	31,027	-	39,788
Watch	23	134	34	24	322	109	135	-	781
Special Mention	13	26	5	316	47	38	19	-	464
Total Other	5,084	783	625	1,402	709	1,249	31,181	-	41,033
Current period gross write-offs	(30)	-	-	-	(20)	-	(10)	-	(60)
Total Consumer loans	162,399	64,781	135,413	268,373	259,930	296,590	280,514	-	1,468,000
Total loans	$485,890	260,655	288,002	894,462	573,171	837,359	503,110	2,475	3,845,124
Total Current period gross write-offs	(30)	-	-	-	(20)	(78)	(223)	-	(351)

The following tables present loan balances by age and payment status.

	September 30, 2026
(dollars in thousands)	Accruing 30-59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$-	-	-	4,100	772,210	776,310
Non-owner occupied RE	1,065	-	-	2,013	1,032,001	1,035,079
Construction	-	-	-	-	78,346	78,346
Business	-	891	-	1,376	718,220	720,487
Consumer
Real estate	-	1,607	-	4,901	1,177,619	1,184,127
Home equity	284	25	-	352	289,064	289,725
Construction	-	-	-	-	44,377	44,377
Other	19	-	-	-	47,056	47,075
Total loans	$1,368	2,523	-	12,742	4,158,893	4,175,526

	December 31, 2025
(dollars in thousands)	Accruing 30-59 days past due	Accruing 60-89 days past due	Accruing 90 days or more past due	Nonaccrual loans	Accruing current	Total
Commercial
Owner occupied RE	$-	-	-	259	736,720	736,979
Non-owner occupied RE	-	-	-	6,917	949,895	956,812
Construction	-	-	-	-	63,666	63,666
Business	627	-	-	189	618,851	619,667
Consumer
Real estate	4,235	315	-	5,763	1,142,972	1,153,285
Home equity	-	250	-	705	247,730	248,685
Construction	-	-	-	-	24,997	24,997
Other	33	-	-	-	41,000	41,033
Total loans	$4,895	565	-	13,833	3,825,831	3,845,124

As of September 30, 2026 and December 31, 2025, accruing loans 30 days or more past due represented 0.09% and 0.14% of the Company’s total loan portfolio, respectively. Accruing commercial loans 30 days or more past due were 0.05% and 0.02% of the Company’s total loan portfolio as of September 30, 2026, and December 31, 2025, respectively. Accruing consumer loans 30 days or more past due were 0.04% and 0.12% of total loans as of September 30, 2026, and December 31, 2025, respectively.

The table below summarizes nonaccrual loans by major categories for the periods presented.

	September 30, 2026			December 31, 2025
	Nonaccrual	Nonaccrual		Nonaccrual	Nonaccrual
	loans	loans	Total	loans	loans	Total
	with no	with an	nonaccrual	with no	with an	nonaccrual
(dollars in thousands)	allowance	allowance	loans	allowance	allowance	loans
Commercial
Owner occupied RE	$3,853	247	4,100	$-	259	259
Non-owner occupied RE	333	1,680	2,013	5,097	1,820	6,917
Business	-	1,376	1,376	-	189	189
Total commercial	4,186	3,303	7,489	5,097	2,268	7,365
Consumer
Real estate	3,294	1,607	4,901	4,122	1,641	5,763
Home equity	102	250	352	705	-	705
Total consumer	3,396	1,857	5,253	4,827	1,641	6,468
Total nonaccrual loans	$7,582	5,160	12,742	$9,924	3,909	13,833

The Company did not recognize interest income on nonaccrual loans for the three or nine months ended September 30, 2026 and September 30, 2025. Accrued interest reversed during the three months ended September 30, 2026 was approximately $49,000, while accrued interest reversed during the three months ended September 30, 2025 was not material. Accrued interest reversed during the nine months ended September 30, 2026 and September 30, 2025, was approximately $229,000 and $63,000, respectively. Foregone interest income on the nonaccrual loans for the three month period ended September 30, 2026 and 2025 was approximately $185,000 and $28,000, respectively. Foregone interest income on the nonaccrual loans for the nine month period ended September 30, 2026 and 2025 was approximately $473,000 and $229,000, respectively.

The table below summarizes information regarding nonperforming assets.

(dollars in thousands)	September 30, 2026	December 31, 2025
Nonaccrual loans	$12,742	13,833
Other real estate owned	1,693	275
Total nonperforming assets	$14,435	14,108
Nonperforming assets as a percentage of:
Total assets	0.30%	0.32%
Gross loans	0.35%	0.37%
Total loans over 90 days past due	$7,571	4,499
Loans over 90 days past due and still accruing	-	-

Consumer mortgage loans secured by residential real estate that were in the process of foreclosure were not material for the three and nine months ended September 30, 2026, and September 30, 2025, respectively.

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

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses due to the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Loan modifications to borrowers experiencing financial difficulty were not material for the three and nine months ended September 30, 2026, and September 30, 2025, respectively.

Allowance for Credit Losses

The Company maintains an allowance for credit losses to provide for expected credit losses. Losses are charged against the allowance when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. Allocations of the allowance are made for specific loans and for pools of similar types of loans, although the entire allowance is available for any loan that, in management’s judgment, should be charged against the allowance. A provision for credit losses is taken based on management’s ongoing evaluation of the appropriate allowance balance.

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

The DCF methodology is applied on a segment-by-segment basis at the loan level with a one-year reasonable and supportable forecast period, followed by a one-year reversion to the long-term average. The Company considers economic forecasts of national gross domestic product (“GDP”) and unemployment rates as reported by Fannie Mae to inform the model for loss estimation. Historical loss rates used in the quantitative model were derived using both the Bank’s and peer bank data obtained from publicly-available sources (i.e., federal call reports) encompassing an economic cycle. The peer group utilized by the Bank is comprised of financial institutions of relatively similar size (i.e., $1-$15 billion of total assets) and in similar markets. In addition, the DCF methodology considers the weighted average life of the portfolio, impacting the reaction time and the exposure to potential loss based on changes in the interest rate environment. Management also considers qualitative adjustments when estimating loan losses to take into account the model’s quantitative limitations. Qualitative adjustments to quantitative loss factors, either negative or positive, may include changes in lending policies; international, national, regional, and local conditions; volume and terms of loans; experience and depth of management; volume and severity of past due loans; concentrations of credit; and loan review results. In connection with the transition to the DCF model, the Company enhanced its qualitative factor framework to better address risks that are not reflected in the quantitative loss factors.

The following tables summarize the activity related to the allowance for credit losses for the three and nine months ended September 30, 2026 and September 30, 2025.

				Three months ended September 30, 2026
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$3,359	5,753	874	14,203	16,596	2,516	343	588	44,232
Provision for (reversal of) credit losses for loans	(22)	347	156	536	100	92	56	(85)	1,180
Loan charge-offs	-	-	-	(727)	-	-	-	-	(727)
Loan recoveries	-	-	-	6	-	2	-	-	8
Net loan recoveries (charge-offs)	-	-	-	(721)	-	2	-	-	(719)
Balance, end of period	$3,337	6,100	1,030	14,018	16,696	2,610	399	503	44,693
Net charge-offs to average loans (annualized)									0.07%
Allowance for credit losses to gross loans									1.07%
Allowance for credit losses to nonperforming loans									350.76%

				Three months ended September 30, 2025
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$4,003	7,417	462	11,293	15,533	1,649	455	473	41,285
Provision for (reversal of) credit losses for loans	(469)	(751)	140	769	451	115	177	68	500
Loan charge-offs	-	-	-	-	-	-	-	(55)	(55)
Loan recoveries	-	-	-	30	36	3	-	-	69
Net loan recoveries (charge-offs)	-	-	-	30	36	3	-	(55)	14
Balance, end of period	$3,534	6,666	602	12,092	16,020	1,767	632	486	41,799
Net charge-offs to average loans (annualized)									0.00%
Allowance for credit losses to gross loans									1.10%
Allowance for credit losses to nonperforming loans									364.50%

				Nine months ended September 30, 2026
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$3,911	6,773	611	12,148	15,866	1,827	569	575	42,280
Provision for (reversal of) credit losses for loans	(574)	(684)	419	2,696	858	776	(170)	(41)	3,280
Loan charge-offs	-	-	-	(901)	(28)	-	-	(31)	(960)
Loan recoveries	-	11	-	75	-	7	-	-	93
Net loan recoveries (charge-offs)	-	11	-	(826)	(28)	7	-	(31)	(867)
Balance, end of period	$3,337	6,100	1,030	14,018	16,696	2,610	399	503	44,693
Net charge-offs to average loans (annualized)									0.03%
Allowance for credit losses to gross loans									1.07%
Allowance for credit losses to nonperforming loans									350.76%

				Nine months ended September 30, 2025
	Commercial				Consumer
(dollars in thousands)	Owner occupied RE	Non- owner occupied RE	Construction	Business	Real Estate	Home Equity	Construction	Other	Total
Balance, beginning of period	$5,482	10,219	940	7,745	12,359	2,655	115	399	39,914
Provision for (reversal of) credit losses for loans	(1,948)	(3,553)	(338)	4,384	3,625	(899)	517	112	1,900
Loan charge-offs	-	-	-	(141)	-	-	-	(60)	(201)
Loan recoveries	-	-	-	104	36	11	-	35	186
Net loan recoveries (charge-offs)	-	-	-	(37)	36	11	-	(25)	(15)
Balance, end of period	$3,534	6,666	602	12,092	16,020	1,767	632	486	41,799
Net charge-offs to average loans (annualized)									0.00%
Allowance for credit losses to gross loans									1.10%
Allowance for credit losses to nonperforming loans									364.50%

There was a provision for credit losses of $1.2 million and $500,000 for the three months ended September 30, 2026 and September 30, 2025, respectively. In addition, the provision for credit losses was $3.3 million and $1.9 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

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

Under Current Expected Credit Losses (“CECL”), for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

The following tables present an analysis of collateral-dependent loans of the Company as of September 30, 2026 and December 31, 2025.

		September 30, 2026
	Real	Business
(dollars in thousands)	estate	assets	Total
Commercial
Owner occupied RE	$4,595	247	4,842
Non-owner occupied RE	2,013	-	2,013
Business	156	1,171	1,327
Total commercial	6,764	1,418	8,182
Consumer
Real estate	5,425	-	5,425
Home equity	352	-	352
Total consumer	5,777	-	5,777
Total collateral dependent loans	$12,541	1,418	13,959

		December 31, 2025
	Real	Business
(dollars in thousands)	estate	assets	Total
Commercial
Owner occupied RE	$-	259	259
Non-owner occupied RE	6,917	-	6,917
Business	165	24	189
Total commercial	7,082	283	7,365
Consumer
Real estate	5,763	-	5,763
Home equity	705	-	705
Total consumer	6,468	-	6,468
Total collateral dependent loans	$13,550	283	13,833

Allowance for Credit Losses - Unfunded Loan Commitments

The allowance for credit losses for unfunded loan commitments was $2.4 million and $2.0 million at September 30, 2026 and December 31, 2025, respectively, and is separately classified on the balance sheet within other liabilities. The following table presents the balance and activity in the ACL for unfunded loan commitments for the three and nine months ended September 30, 2026 and September 30, 2025.

	Three months ended
(dollars in thousands)	September 30, 2026	September 30, 2025
Balance, beginning of period	$2,181	1,506
Provision for credit losses	220	350
Balance, end of period	$2,401	1,856
Total unfunded loan commitments	$1,008,588	836,396
Reserve for unfunded commitments to total unfunded loan commitments	0.24%	0.22%

	Nine months ended
(dollars in thousands)	September 30, 2026	September 30, 2025
Balance, beginning of period	$1,956	1,456
Provision for credit losses	445	400
Balance, end of period	$2,401	1,856
Total unfunded loan commitments	$1,008,588	836,396
Reserve for unfunded commitments to total unfunded loan commitments	0.24%	0.22%

NOTE 5 – Leases

The Company had operating right-of-use (“ROU”) assets, included in property and equipment, of $23.4 million and $19.0 million as of September 30, 2026 and December 31, 2025, respectively.  The Company had lease liabilities, included in other liabilities, of $26.5 million and $21.7 million as of September 30, 2026 and December 31, 2025, respectively. We maintain operating leases on land and buildings for various office spaces. The lease agreements have maturity dates ranging from January 2028 to December 2036, some of which include options for multiple five-year extensions which have been included in the calculations of the ROU assets and liabilities. The weighted average remaining life of the lease term for these leases was 5.11 years and 4.31 years as of September 30, 2026 and December 31, 2025, respectively. The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.  The ROU assets also include any initial direct costs incurred and lease payments made at or before commencement date and are reduced by any lease incentives.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of the lease commencement date. The weighted average discount rate for leases was 3.19% and 2.27% as of September 30, 2026 and December 31, 2025, respectively.

The total operating lease costs were $738,000 and $613,000 for the three months ended September 30, 2026, and 2025, respectively, and $2.2 million and $1.8 million for the nine months ended September 30, 2026 and 2025. Cash paid for amounts included in the measurement of lease liabilities was $553,000 and $539,000 for the three months ended September 30, 2026, and 2025, respectively, and $1.7 million and $1.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Operating lease payments due as of September 30, 2026 were as follows:

(dollars in thousands)	Operating Leases
2026	$558
2027	2,568
2028	2,327
2029	1,826
2030	1,959
Thereafter	26,236
Total undiscounted lease payments	35,474
Discount effect of cash flows	8,975
Total lease liability	$26,499

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

On December 1, 2025, the Company terminated $300 million of pay-fixed portfolio layer method fair value swaps previously designated as hedging instruments. At termination, the cumulative fair value hedge basis adjustment, included in gross loans, was $2.4 million, which will be amortized over the weighted average life of the remaining portfolio, or 77 months. Amortization expense was approximately $96,000 and $288,000 for the three and nine months ended September 30, 2026, respectively.

The following table summarizes the Company’s outstanding financial derivative instruments at September 30, 2026 and December 31, 2025.

	September 30, 2026
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	11,644	Other assets	5
MBS forward sales commitments	4,500	Other assets	109
Total derivative financial instruments	$16,144		$114

	December 31, 2025
			Fair Value
(dollars in thousands)	Notional	Balance Sheet Location	Asset/(Liability)
Derivatives not designated as hedging instruments:
Mortgage loan interest rate lock commitments	22,264	Other assets	335
MBS forward sales commitments	15,000	Other liabilities	(51)
Total derivative financial instruments	$37,264		$284

NOTE 7 – Fair Value Accounting

FASB ASC 820, “Fair Value Measurement,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

			September 30, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale
Corporate bonds	$-	1,559	-	1,559
US government agencies	-	11,148	-	11,148
State and political subdivisions	-	16,579	-	16,579
Asset-backed securities	-	11,837	-	11,837
Mortgage-backed securities	-	105,198	-	105,198
Mortgage loans held for sale	-	2,678	-	2,678
Mortgage loan interest rate lock commitments	-	5	-	5
MBS forward sales commitments	-	109	-	109
Total assets measured at fair value on a recurring basis	$-	149,113	-	149,113

The Company had no liabilities recorded at fair value on a recurring basis as of September 30, 2026.

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Securities available for sale:
Corporate bonds	$-	1,600	-	1,600
US government agencies	-	12,278	-	12,278
State and political subdivisions	-	17,870	-	17,870
Asset-backed securities	-	16,419	-	16,419
Mortgage-backed securities	-	79,563	-	79,563
Mortgage loans held for sale	-	11,569	-	11,569
Mortgage loan interest rate lock commitments	-	335	-	335
Total assets measured at fair value on a recurring basis	$-	139,634	-	139,634
Liabilities
MBS forward sales commitments	$-	51	-	51
Total liabilities measured at fair value on a recurring basis	$-	51	-	51

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2026 and December 31, 2025.

			As of September 30, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated loans, net of reserves	$-	11,392	-	11,392
Other real estate owned	-	1,693	-	1,693
Total assets measured at fair value on a nonrecurring basis	$-	13,085	-	13,085

			As of December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Individually evaluated loans, net of reserves	$-	12,557	1,038	13,595
Other real estate owned	-	275	-	275
Total assets measured at fair value on a nonrecurring basis	$-	12,832	1,038	13,870

The Company had no liabilities carried at fair value or measured at fair value on a nonrecurring basis as of September 30, 2026 and December 31, 2025.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows:

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

The estimated fair values of the Company’s financial instruments at September 30, 2026 and December 31, 2025 are as follows:

			September 30, 2026
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$20,473	20,473	-	-	20,473
Loans[1]	4,116,824	3,897,450	-	-	3,897,450
Financial Liabilities:
Deposits	4,105,204	3,664,906	-	3,664,906	-
FHLB and other borrowings	240,000	231,356	-	231,356	-
Subordinated debentures	13,403	15,412	-	15,412	-

			December 31, 2025
(dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Other investments, at cost	$20,063	20,063	-	-	20,063
Loans[1]	3,787,729	3,592,123	-	-	3,592,123
Financial Liabilities:
Deposits	3,716,803	3,461,284	-	3,461,284	-
FHLB and other borrowings	240,000	240,798	-	240,798	-
Subordinated debentures	24,903	26,658	-	26,658	-

[1]	Carrying amount is net of the allowance for credit losses and individually evaluated loans.

NOTE 8 – Earnings Per Common Share

The following schedule reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2026 and 2025. Dilutive common shares arise from the potentially dilutive effect of the Company’s stock options and unvested restricted stock that were outstanding at September 30, 2026. The assumed conversion of stock options can create a difference between basic and diluted net income per common share. For the three and nine month periods ended September 30, 2026, there were no anti-dilutive shares. For the three and nine month periods ended September 30, 2025, 45,662 options were excluded from diluted EPS because they were anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except share data)	2026	2025	2026	2025
Numerator:
Net income available to common shareholders	$12,227	8,662	33,309	20,509
Denominator:
Weighted-average common shares outstanding – basic	9,426,320	8,030,944	8,929,437	8,048,426
Common stock equivalents	140,921	49,515	134,767	32,252
Weighted-average common shares outstanding – diluted	9,567,241	8,080,459	9,064,204	8,080,678
Earnings per common share:
Basic	$1.30	1.08	3.73	2.55
Diluted	1.28	1.07	3.68	2.54

Item 2. MANAGEMENT’S DISCUSSION AND Analysis of Financial Condition and Results of Operations.

The following discussion reviews our results of operations for the three and nine month periods ended September 30, 2026 as compared to the three and nine month periods ended September 30, 2025 and assesses our financial condition as of September 30, 2026 as compared to December 31, 2025. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and the related notes and the consolidated financial statements and the related notes for the year ended December 31, 2025 included in our

Annual Report on Form 10-K for that period. Results for the three and nine month periods ended September 30, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or any future period.

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

Cautionary Warning Regarding forward-looking statements

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operations, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “seek to,” “strive,” “focus,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to:

•	Restrictions or conditions imposed by our regulators on our operations;

•	Increases in competitive pressure in the banking and financial services industries, including from nonbank financial technology companies and providers of digital assets and payment stablecoins;

•	Changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;

•	Changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic or industry conditions;

•	Credit losses as a result of declining real estate values, changes in interest rates, increasing unemployment, changes in payment behavior or other factors;

•	Credit losses due to loan concentration;

•	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;

•	Our ability to successfully execute our business strategy;

•	Our ability to attract and retain key personnel;

•	The success and costs of our expansion into potential new markets;

•	Risks with respect to future mergers or acquisitions, including our ability to successfully expand and integrate the businesses and operations that we acquire and realize the anticipated benefits of the mergers or acquisitions;

•	Changes in the interest rate environment, including increases in market interest rates that could raise our cost of funds faster than the yields on our loans and securities, or reductions in market interest rates that could cause yields on our loans and securities to decline faster than our cost of funds, which could reduce anticipated or actual margins;

•	Changes in political, economic, legislative, or regulatory conditions, including new governmental initiatives affecting the financial services industry and potential disruptions resulting from U.S. federal government funding lapses, shutdowns, or related fiscal policy uncertainty;

•	Changes in economic conditions resulting in, among other things, a deterioration in credit quality;

•	Changes occurring in business conditions and inflation;

•	Increased cybersecurity and fraud risk, including risks from the use of AI by threat actors, and potential business disruptions or financial losses;

•	Changes in technology;

•	The adequacy of the level of our allowance for credit losses and the amount of loan loss provisions required in future periods;

•	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses or write-down assets;

•	Changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;

•	Any increase in FDIC assessments which will increase our cost of doing business;

•	Risks associated with complex and changing regulatory environments, including, among others, with respect to data privacy, artificial intelligence (“AI”), information security, climate change or other environmental, social and governance matters, and labor matters, relating to our operations;

•	The rate of delinquencies and amounts of loans charged-off;

•	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

•	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;

•	Adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	Changes in accounting standards, rules and interpretations and the related impact on our financial statements;

•	Risks associated with actual or potential litigation or investigations by clients, regulatory agencies or others;

•	Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed;

•	The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics; war, terrorism, or other geopolitical conflicts or instability, including the war in Ukraine, the ongoing conflict involving the United States, Israel and Iran and other conflicts in the Middle East, political and economic instability and military and diplomatic developments involving Venezuela, and tensions between China and Taiwan; disruptions in our clients’ supply chains or transportation networks; disruptions to global energy markets or critical shipping routes; essential utility outages; trade disputes and related tariffs; and disruptions caused by widespread cybersecurity incidents; and

•	Other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, in Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q, and in our other filings with the SEC.

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

At September 30, 2026, we had total assets of $4.88 billion, a 10.8% increase from total assets of $4.40 billion at December 31, 2025. The largest component of our total assets is loans which were $4.18 billion and $3.85 billion at September 30, 2026, and December 31, 2025, respectively. Our liabilities and shareholders’ equity at September 30, 2026 totaled $4.42 billion and $462.1 million, respectively, compared to liabilities of $4.03 billion and shareholders’ equity of $368.7 million at December 31, 2025. The principal component of our liabilities is deposits which were $4.11 billion and $3.72 billion at September 30, 2026 and December 31, 2025, respectively.

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

Our net income to common shareholders was $12.2 million and $8.7 million for the three months ended September 30, 2026, and 2025, respectively. Diluted earnings per share (“EPS”) was $1.28 for the third quarter of 2026 as compared to $1.07 for the same period in 2025. Our net income to common shareholders was $33.3 million and $20.5 million for the nine months ended September 30, 2026 and 2025, respectively. Diluted EPS was $3.68 for the nine months ended September 30, 2026 as compared to $2.54 for the same period of 2025. The increase in net income for the three and nine months ended September 30, 2026 was primarily driven by an increase in net interest income.

results of operations

Net Interest Income and Margin

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our net interest income was $34.7 million for the third quarter of 2026, a 25.9% increase over net interest income of $27.5 million for the third quarter of 2025, driven primarily by a $5.5 million increase in interest income on our interest-earning assets combined with a $1.6 million decrease in interest expense on our interest-bearing liabilities. In addition, our net interest margin, on a tax-equivalent (TE) basis, was 3.02% for the third quarter of 2026 compared to 2.62% for the same period in 2025.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances, Income and Expenses, Yields and Rates” table reflects the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three and nine month periods ended September 30, 2026 and 2025. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” tables demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.

The following tables entitled “Average Balances, Income and Expenses, Yields and Rates” set forth information related to our average balance sheets, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the same periods, we had no securities purchased with agreements to resell. All investments owned have an original maturity of over one year. Nonaccrual loans are included in the following tables. Loan yields have been reduced to reflect the negative impact on our earnings of loans on nonaccrual status. The net of capitalized loan costs and fees is amortized into interest income on loans.

Average Balances, Income and Expenses, Yields and Rates

	For the Three Months Ended September 30,
	2026			2025
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$291,431	$2,754	3.75%	$238,552	$2,645	4.40%
Investment securities, taxable	162,554	1,635	3.99%	141,143	1,307	3.67%
Investment securities, nontaxable(2)	6,004	40	2.66%	7,811	45	2.31%
Loans(3)	4,102,292	56,081	5.42%	3,783,885	50,999	5.35%
Total interest-earning assets	4,562,281	60,510	5.26%	4,171,391	54,996	5.23%
Noninterest-earning assets	158,185			150,552
Total assets	$4,720,466			$4,321,943
Interest-bearing liabilities
NOW accounts	$536,071	2,080	1.54%	$329,301	746	0.90%
Savings & money market	1,816,413	13,856	3.03%	1,599,710	13,509	3.35%
Time deposits	768,768	7,420	3.83%	984,078	10,448	4.21%
Total interest-bearing deposits	3,121,252	23,356	2.97%	2,913,089	24,703	3.36%
FHLB advances and other borrowings	240,043	2,272	3.76%	240,087	2,296	3.79%
Subordinated debentures	13,403	207	6.13%	24,903	458	7.30%
Total interest-bearing liabilities	3,374,698	25,835	3.04%	3,178,079	27,457	3.43%
Noninterest-bearing liabilities	885,686			792,575
Shareholders’ equity	460,082			351,289
Total liabilities and shareholders’ equity	$4,720,466			$4,321,943
Net interest spread			2.22%			1.80%
Net interest income (tax equivalent) / margin		$34,675	3.02%		$27,539	2.62%
Less: tax-equivalent adjustment(2)		9			10
Net interest income		$34,666			$27,529

(1)	Annualized for the three month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes loans held for sale and nonaccrual loans.

Our net interest margin (TE) increased by 40 basis points to 3.02% during the third quarter of 2026, compared to the third quarter of 2025, driven primarily by an increase in our average interest-earning assets combined with a decrease in rates paid on our interest-bearing liabilities. Our average interest-earning assets grew by $390.9 million during the third quarter of 2026 from the prior year, while the average yield on these assets increased by three basis points to 5.26%. In comparison, our average interest-bearing liabilities grew by $196.6 million during the third quarter of 2026 from the prior year, while the rate on these liabilities decreased 39 basis points to 3.04%.

The increase in average interest-earning assets for the third quarter of 2026 related primarily to an increase of $318.4 million in our average loan balances from the prior year combined with a $52.9 million increase in the average balance of Federal funds sold and interest-bearing deposits with banks.

The increase in average interest-bearing liabilities for the third quarter of 2026 related primarily to an increase of $208.2 million in our average interest-bearing deposits. The 39 basis point decrease in cost of our interest-bearing liabilities was driven by a 39 basis point decrease in the cost of our interest-bearing deposits.

Our net interest spread was 2.22% for the third quarter of 2026 compared to 1.80% for the same period in 2025. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The three basis point increase in yield on our interest-earning assets, combined with the 39 basis point decrease in the rate on our interest-bearing liabilities, resulted in a 42 basis point increase in our net interest spread for the 2026 period. We seek to fund increased loan volumes by growing our core deposits, but, subject to internal policy limits on the amount of wholesale funding we may maintain, will utilize wholesale funding to fund shortfalls, if any, or provide additional liquidity. To the extent that our dependence on wholesale funding sources increases, our net interest margin would likely be negatively impacted, as wholesale funding costs generally reprice more quickly with market rates and may not decline as quickly as the rates we pay on core deposits when market rates fall. Following the Federal Reserve’s 25 basis point increase in the federal funds rate in September 2026, our deposit costs may face upward pressure in future periods, which could moderate the improvement in our net interest margin. We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations.

Average Balances, Income and Expenses, Yields and Rates

	For the Nine Months Ended September 30,
	2026			2025
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Interest-earning assets
Federal funds sold and interest-bearing deposits with banks	$296,016	$8,259	3.73%	$175,635	$5,773	4.39%
Investment securities, taxable	146,825	4,477	4.08%	142,237	3,976	3.74%
Investment securities, nontaxable(2)	10,041	119	1.59%	7,792	164	2.81%
Loans(3)	3,994,056	160,415	5.37%	3,727,690	147,077	5.28%
Total interest-earning assets	4,446,938	173,270	5.21%	4,053,354	156,990	5.18%
Noninterest-earning assets	157,525			153,861
Total assets	$4,604,463			$4,207,215
Interest-bearing liabilities
NOW accounts	$486,611	4,920	1.35%	$322,689	2,096	0.87%
Savings & money market	1,740,016	38,584	2.96%	1,562,519	39,658	3.39%
Time deposits	844,681	24,643	3.90%	952,610	30,818	4.33%
Total interest-bearing deposits	3,071,308	68,147	2.97%	2,837,818	72,572	3.42%
FHLB advances and other borrowings	240,015	6,768	3.77%	240,029	6,810	3.79%
Subordinated debentures	20,985	1,033	6.58%	24,903	1,362	7.31%
Total interest-bearing liabilities	3,332,308	75,948	3.05%	3,102,750	80,744	3.48%
Noninterest-bearing liabilities	847,646			761,540
Shareholders’ equity	424,509			342,925
Total liabilities and shareholders’ equity	$4,604,463			$4,207,215
Net interest spread			2.16%			1.70%
Net interest income (tax equivalent) / margin		$97,322	2.93%		$76,246	2.51%
Less: tax-equivalent adjustment(2)		27			38
Net interest income		$97,295			$76,208

(1)	Annualized for the nine month period.
(2)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(3)	Includes mortgage loans held for sale.

During the first nine months of 2026, our net interest margin (TE) increased by 42 basis points to 2.93%, compared to 2.51% for the first nine months of 2025, driven primarily by an increase in our average interest-earning assets combined with a decrease in rates paid on our interest-bearing liabilities. Our average interest-earning assets grew by $393.6 million from prior year, while the average yield increased three basis points to 5.21%. In comparison, our average interest-bearing liabilities grew by $229.6 million from prior year, while the rate of these liabilities decreased by 43 basis points to 3.05%.

The increase in average interest-earning assets for the first nine months of 2026 related primarily to a $266.4 million increase in our average loan balances combined with a $120.4 million increase in the average balance of Federal funds sold and interest-bearing deposits with banks. While the yield on our interest-earning assets increased three basis points to 5.21%, the yield on our loan portfolio increased nine basis points from the prior year to 5.37%. Offsetting this increase was a 66 basis point decrease in the yield on Federal Funds sold and interest-bearing deposits with banks as the Federal Reserve lowered the federal funds rate by 75 basis points during the latter part of 2025 and then raised it 25 basis points in September 2026.

The increase in average interest-bearing liabilities for the first nine months of 2026 was driven by an increase in interest-bearing deposits of $233.5 million. The primary driver of the 43 basis point decrease in the rate of our interest-bearing liabilities was a 45 basis point decrease in the cost of our interest-bearing deposits, which was driven by the cumulative 75 basis point decrease in the federal funds rate during the latter part of 2025, which has a strong correlation to the cost of our non-maturity deposits. The 25 basis point increase in the federal funds rate in September 2026 did not have a significant effect on our deposit costs for the period but may increase our cost of funds in future periods.

Our net interest spread was 2.16% for the first nine months of 2026 compared to 1.70% for the same period in 2025. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The three basis point increase in the yield on our interest-earning assets combined with the 43 basis point decrease in the rate on our interest-bearing liabilities resulted in a 46 basis point increase in our net interest spread for 2026.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	September 30, 2026 vs. 2025				September 30, 2025 vs. 2024
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$4,292	729	61	5,082	$2,114	1,280	55	3,449
Investment securities	177	130	17	324	35	(102)	(3)	(70)
Federal funds sold and interest-bearing deposits with banks	586	(391)	(86)	109	1,140	(467)	(237)	436
Total interest income	5,055	468	(8)	5,515	3,289	711	(185)	3,815
Interest expense
Deposits	2,007	(3,102)	(252)	(1,347)	1,719	(4,459)	(282)	(3,022)
FHLB advances and other borrowings	-	(24)	-	(24)	-	(1)	-	(1)
Subordinated debentures	(212)	(73)	34	(251)	(173)	106	(33)	(100)
Total interest expense	1,795	(3,199)	(218)	(1,622)	1,546	(4,354)	(315)	(3,123)
Net interest income	$3,260	3,667	210	7,137	$1,743	5,065	130	6,938

Net interest income, the largest component of our income, was $34.7 million for the third quarter of 2026 and $27.5 million for the third quarter of 2025, a $7.1 million, or 25.9%, increase year over year. The increase during 2026 was driven by a $5.5 million increase in interest income primarily due to an increase in average loan balances. In addition, interest expense decreased $1.6 million primarily due to lower rates on our interest-bearing deposits.

	Nine Months Ended
	September 30, 2026 vs. 2025				September 30, 2025 vs. 2024
	Increase (Decrease) Due to				Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$10,510	2,640	188	13,338	$91	7,100	186	7,377
Investment securities	187	268	12	467	(5)	(193)	(8)	(206)
Federal funds sold and interest-bearing deposits with banks	3,957	(873)	(598)	2,486	(33)	(222)	(44)	(299)
Total interest income	14,654	2,035	(398)	16,291	53	6,685	134	6,872
Interest expense
Deposits	6,453	(9,989)	(889)	(4,425)	(212)	(9,766)	(323)	(10,301)
FHLB advances and other borrowings	-	(42)	-	(42)	-	38	-	38
Subordinated debentures	(214)	(136)	21	(329)	68	(550)	173	(309)
Total interest expense	6,239	(10,167)	(868)	(4,796)	(144)	(10,278)	(150)	(10,572)
Net interest income	$8,415	12,202	470	21,087	$197	16,963	284	17,444

Net interest income for the first nine months of 2026 was $97.3 million compared to $76.2 million for 2025, a $21.1 million, or 27.7%, increase. The increase in net interest income during 2026 was driven by a $16.3 million increase in interest income, related primarily to an increase in average loan balances. In addition, interest expense decreased by $4.8 million driven by lower rates on our interest-bearing deposits.

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

We recorded a provision for credit losses of $1.4 million during the third quarter of 2026, compared to a provision for credit losses of $850,000 in the third quarter of 2025. The provision during the third quarter of 2026 was driven primarily by growth in our loan portfolio and included a provision of $1.2 million for credit losses and a $220,000 provision for unfunded commitments. The $850,000 provision in 2025, which included a $500,000 provision for credit losses and a $350,000 provision for unfunded commitments was also driven primarily by growth in our loan portfolio.

Our provision expense was $3.7 million and $2.3 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The $3.7 million provision expense for the first nine months of 2026 included a $3.3 million provision for credit losses and a $445,000 provision for unfunded commitments. The increase in provision expense during the first nine months of 2026 was primarily due to loan growth during the first nine months of the year. The $2.3 million provision expense for the first nine months of 2025 included $1.9 million provision for credit losses and a $400,000 provision for unfunded commitments.

Noninterest Income

The following table sets forth information related to our noninterest income.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Mortgage banking income	$638	1,600	3,454	4,593
Service fees on deposit accounts	906	625	2,528	1,731
ATM and debit card income	622	601	1,861	1,739
Income from bank owned life insurance	481	439	1,384	1,254
Other income	217	335	685	729
Total noninterest income	$2,864	3,600	9,912	10,046

Noninterest income was $2.9 million for the third quarter of 2026, a $736,000, or 20.4%, decrease from noninterest income of $3.6 million for the third quarter of 2025. The decrease in noninterest income during 2026, compared to 2025, resulted primarily from a decrease in mortgage banking income, partially offset by an increase in service fees on deposit accounts. Mortgage banking income decreased $962,000, or 60.1% over the prior year due to retaining a larger percentage of mortgage loans rather than selling to the secondary market. Service fees on deposit accounts increased $281,000, or 45.0% over the prior year driven by higher transaction volume, fee income on our commercial credit cards and additional wire fee income.

Noninterest income was $9.9 million for the first nine months of 2026, a decrease of $134,000, or 1.3%, from noninterest income of $10.0 million for the first nine months of 2025. The year over year decrease was driven by a $1.1 million, or 24.8%, decrease in mortgage banking income. Partially offsetting this decrease was a $797,000, or 46.0%, increase in services fees on deposit accounts from the first nine months of 2025.

Noninterest expenses

The following table sets forth information related to our noninterest expenses.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Compensation and benefits	$12,078	11,299	36,310	34,277
Occupancy	2,553	2,447	7,594	7,517
Outside service and data processing costs	2,403	2,158	7,086	6,383
Insurance	939	961	2,689	2,881
Professional fees	758	605	2,215	1,723
Marketing	420	412	1,242	1,183
Other	1,153	1,064	3,576	3,153
Total noninterest expense	$20,304	18,946	60,712	57,117

Noninterest expense was $20.3 million for the third quarter of 2026, a $1.4 million, or 7.2%, increase from noninterest expense of $18.9 million for the third quarter of 2025. The increase in noninterest expense was driven primarily by the following:

•	Compensation and benefits expense increased $779,000, or 6.9%, relating primarily to an increase in salaries and other employee benefit expenses, partially offset by a decrease in group insurance expenses.

•	Outside service and data processing costs increased $245,000, or 11.4%, relating primarily to increases in software licensing and maintenance costs, electronic banking, and other services we provide to our clients which are driven by increased volume.

•	Professional fees increased $153,000, or 25.3%, relating primarily to an increase in directors’ fees, legal fees and other professional fees.

•	Occupancy expense increased $106,000, or 4.3%, relating primarily to an increase in rent expense.

Noninterest expense was $60.7 million for the first nine months of 2026, a $3.6 million, or 6.3%, increase from noninterest expense of $57.1 million for the first nine months of 2025. The increase in noninterest expense was driven primarily by the following:

•	Compensation and benefits expense increased $2.0 million, or 5.9%, relating primarily to annual salary increases, commissions, and other employee benefit expenses.

•	Outside service and data processing costs increased $703,000, or 11.0%, relating primarily to increases in software licensing and maintenance costs, ATM card related expenses, and other business electronic banking services we provide to our clients.

•	Professional fees increased $492,000, or 28.6%, relating primarily to an increase in directors’ fees, legal fees, audit and accounting fees and other professional fees.

•	Other noninterest expenses increased $423,000, or 13.4%, relating primarily to an increase in deposit account and electronic banking losses, collection, and travel and entertainment expenses.

Partially offsetting the above increases was a decrease in insurance expense of $192,000, or 6.7%, due to lower FDIC assessment expense during the first nine months of 2026.

Our efficiency ratio was 54.1% for the third quarter of 2026, compared to 60.9% for the third quarter of 2025 and 56.6% for the first nine months of 2026, compared to 66.2% for the first nine months of 2025. The efficiency ratio represents the percentage of one dollar of expense required to be incurred to earn a full dollar of revenue and is computed by dividing noninterest expense by the sum of net interest income and noninterest income. The improvement during the 2026 period was driven primarily by the increase in net interest income.

We incurred income tax expense of $3.6 million and $2.7 million for the three months ended September 30, 2026 and 2025, respectively, and $9.5 million and $6.3 million for the nine months ended September 30, 2026 and 2025. Our effective tax rate was 22.1% and 23.6% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the effective tax rate was driven by the effect of equity compensation transactions in comparison to our income before income tax expense.

Balance Sheet Review

Investment Securities

At September 30, 2026, the $166.8 million in our investment securities portfolio represented approximately 3.4% of our total assets. Our available for sale investment portfolio included corporate bonds, US government agency securities, state and political subdivisions, asset-backed securities and mortgage-backed securities with a fair value of $146.3 million and an amortized cost of $162.0 million, resulting in an unrealized loss of $15.7 million. At December 31, 2025, the $147.8 million in our investment securities portfolio represented approximately 3.4% of our total assets, including investment securities with a fair value of $127.7 million and an amortized cost of $137.2 million for an unrealized loss of $9.4 million. The increase in the unrealized loss during the first nine months of 2026 was primarily attributable to an increase in longer-term market interest rates and wider credit spreads, which reduced the fair value of our fixed-rate securities. These unrealized losses are reflected in accumulated other comprehensive income, net of tax, and reduce shareholders’ equity. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell them before recovery of their amortized cost basis. In addition, other investments, which include FHLB Stock and other nonmarketable investments, increased $410,000 from December 31, 2025 to $20.5 million at September 30, 2026.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans, including mortgage loans held for sale, for the nine months ended September 30, 2026 and 2025 were $3.99 billion and $3.73 billion, respectively. Before the allowance for credit losses, total loans outstanding at September 30, 2026 and December 31, 2025 were $4.18 billion and $3.85 billion, respectively.

The principal component of our loan portfolio is loans secured by real estate mortgages. As of September 30, 2026, our loan portfolio included $3.41 billion, or 81.6%, of real estate loans, compared to $3.18 billion, or 82.8%, at December 31, 2025. Most of our real estate loans are secured by residential or commercial property. We obtain a security interest in real estate, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans to coincide with the appropriate regulatory guidelines. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral and business types. Home equity lines of credit totaled $289.7 million as of September 30, 2026, of which approximately 48% were in a first lien position, while the remaining balance was in second liens. At December 31, 2025, our home equity lines of credit totaled $248.7 million, of which approximately 47% were in first lien positions, while the remaining balance was in second liens. The average home equity loan had a balance of approximately $121,000 and a loan to value of 75% as of September 30, 2026, compared to an average loan balance of $108,000 and a loan to value of approximately 73% as of December 31, 2025. Further, 0.19% and 0.38% of our total home equity lines of credit were over 30 days past due as of September 30, 2026 and December 31, 2025, respectively.

Following is a summary of our loan composition at September 30, 2026 and December 31, 2025. During the first nine months of 2026, our loan portfolio increased by $330.4 million, or 11.5% annualized, primarily driven by a $233.1 million increase in commercial loans with $100.8 million of the increase being in commercial business loans. In addition, our consumer loans grew by $97.3 million with $41.0 million being in home equity loans. Our consumer real estate portfolio, which increased by $30.8 million during the first nine months of 2026 includes high quality 1-4 family consumer real estate loans. Our average consumer real estate loan currently has a principal balance of $467,000, a term of 25 years, and an average rate of 4.72% as of September 30, 2026, compared to a principal balance of $472,000, a term of 24 years, and an average rate of 4.55% as of December 31, 2025.

	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial
Owner occupied RE	$776,310	18.6%	$736,979	19.2%
Non-owner occupied RE	1,035,079	24.8%	956,812	24.9%
Construction	78,346	1.9%	63,666	1.7%
Business	720,487	17.2%	619,667	16.0%
Total commercial loans	2,610,222	62.5%	2,377,124	61.8%
Consumer
Real estate	1,184,127	28.4%	1,153,285	30.0%
Home equity	289,725	6.9%	248,685	6.5%
Construction	44,377	1.1%	24,997	0.6%
Other	47,075	1.1%	41,033	1.1%
Total consumer loans	1,565,304	37.5%	1,468,000	38.2%
Total gross loans, net of deferred fees	4,175,526	100.0%	3,845,124	100.0%
Less—allowance for credit losses	(44,693)		(42,280)
Total loans, net	$4,130,833		$3,802,844

We have included the table below to provide additional clarity on our commercial real estate exposure. We have not identified any geographic concentrations within these collateral types. The table below presents the majority of our commercial real estate exposure by collateral type which are included in the commercial business, construction, and non-owner occupied segments.

		September 30, 2026
(dollars in thousands)	Outstanding	% of Loan Portfolio	Average Loan Size	Weighted Average LTV
Collateral
Office	$337,119	8.07%	$1,653	56%
Retail	241,417	5.78%	1,665	49%
Hotel	223,978	5.36%	8,295	48%
Multifamily	116,283	2.78%	2,326	46%

		December 31, 2025
(dollars in thousands)	Outstanding	% of Loan Portfolio	Average Loan Size	Weighted Average LTV
Collateral
Office	$221,425	5.76%	$1,377	53%
Retail	186,692	4.86%	1,611	50%
Hotel	144,155	3.75%	7,651	48%
Multifamily	101,703	2.64%	2,462	43%

Our level of non-owner occupied commercial real estate loans represents 248.1% of the Bank’s total risk-based capital at September 30, 2026 compared to 236.5% at December 31, 2025.

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of September 30, 2026 and December 31, 2025 we had no loans that were 90 days past due and still accruing.

Following is a summary of our nonperforming assets.

(dollars in thousands)	September 30, 2026	December 31, 2025
Commercial
Owner occupied RE	$4,100	259
Non-owner occupied RE	2,013	6,917
Business	1,376	189
Consumer
Real estate	4,901	5,763
Home equity	352	705
Total nonaccrual loans	12,742	13,833
Other real estate owned	1,693	275
Total nonperforming assets	$14,435	14,108

At September 30, 2026, nonperforming assets were $14.4 million, or 0.30% of total assets and 0.35% of gross loans. Comparatively, nonperforming assets were $14.1 million, or 0.32% of total assets and 0.37% of gross loans at December 31, 2025. The increase in nonperforming commercial owner occupied loans was primarily due to two loans being moved to nonaccrual status during the first and third quarters of 2026, while the decrease in commercial non-owner occupied loans was primarily driven by the payoff of one large non-residential loan. The amount of foregone interest income on nonaccrual loans in the third quarter of 2026 and 2025 was $185,000 and $28,000, respectively.

At September 30, 2026 and December 31, 2025, the allowance for credit losses represented 350.76% and 305.65% of the total amount of nonperforming loans, respectively. A significant portion of the nonperforming loans at September 30, 2026 were secured by real estate. We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.

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

In addition, at September 30, 2026, 81.6% of our loans were collateralized by real estate and 89.5% of our individually evaluated loans were secured by real estate. We utilize third party appraisers to determine the fair value of collateral dependent loans. Our current loan and appraisal policies require us to obtain updated appraisals on an annual basis, either through a new external appraisal or an appraisal evaluation. Individually evaluated loans are reviewed on a quarterly basis to determine the level of credit loss. As of September 30, 2026, we did not have any individually evaluated real estate loans carried at a value in excess of the appraised value. We typically charge-off a portion or create a specific reserve for individually evaluated loans when we do not expect repayment to occur as agreed upon under the original terms of the loan agreement.

At September 30, 2026, individually evaluated loans totaled $14.0 million, for which $5.9 million of these loans had a reserve of approximately $2.6 million allocated in the allowance for credit losses. Comparatively, individually evaluated loans totaled $15.1 million at December 31, 2025 for which $5.2 million of these loans had a reserve of approximately $1.5 million allocated in the allowance for credit losses.

Allowance for Credit Losses

The allowance for credit losses was $44.7 million, representing 1.07% of outstanding loans and providing coverage of 350.76% of nonperforming loans at September 30, 2026, compared to $42.3 million, or 1.10% of outstanding loans and 305.65% of nonperforming loans at December 31, 2025. At September 30, 2025, the ACL was $41.8 million, or 1.10% of outstanding loans and 364.50% of nonperforming loans.

Under the DCF methodology, expected loss rates are evaluated at the individual loan level using contractual cash flows, prepayment assumptions, reasonable and supportable economic forecasts, and other model inputs. Internal risk ratings continue to inform credit risk monitoring, segmentation, and qualitative adjustments, as applicable.

The following table summarizes the allocation of the allowance for credit losses among the various loan categories.

	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Commercial
Owner occupied RE	$3,337	18.6%	$3,911	19.2%
Non-owner occupied RE	6,100	24.8%	6,773	24.9%
Construction	1,030	1.9%	611	1.7%
Business	14,018	17.2%	12,148	16.0%
Total commercial	24,485	62.5%	23,443	61.8%
Consumer
Real estate	16,696	28.4%	15,866	30.0%
Home equity	2,610	6.9%	1,827	6.5%
Construction	399	1.1%	569	0.6%
Other	503	1.1%	575	1.1%
Total consumer	20,208	37.5%	18,837	38.2%
Total allowance for credit losses	$44,693	100.0%	$42,280	100.0%

(1)	Percentage of loans in each category to total loans.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits and advances from the FHLB. In the past, we have chosen to obtain a portion of our certificates of deposit from areas outside of our market in order to obtain longer term deposits than are readily available in our local market. Our internal guidelines regarding the use of brokered CDs limit our brokered CDs to 30% of total deposits, which allows us to take advantage of the attractive terms that wholesale funding can offer while mitigating the related inherent risk.

Our retail deposits represented $3.72 billion, or 90.6% of total deposits, while our brokered deposits represented $386.5 million, or 9.4%, of total deposits at September 30, 2026. At December 31, 2025, retail deposits represented $3.16 billion, or 85.1%, of our total deposits, and brokered deposits were $552.9 million, representing 14.9% of our total deposits. The $554.8 million increase in retail deposits during the first nine months of 2026 relates to our intense focus on growing client and core deposits and has allowed us to reduce the balance of our brokered deposits by $166.4 million during the same period. Our loan-to-deposit ratio was 102% at September 30, 2026 and 103% at December 31, 2025.

The following is a detail of our deposit accounts:

(dollars in thousands)	September 30, 2026	December 31, 2025
Non-interest bearing	$823,165	732,287
Interest bearing:
NOW accounts	567,855	423,270
Money market accounts	1,871,255	1,573,039
Savings	29,792	29,470
Time deposits	426,609	405,848
Total retail deposits	3,718,676	3,163,914
Brokered deposits	386,528	552,889
Total deposits	$4,105,204	3,716,803

Our primary focus is on increasing core deposits, which exclude out-of-market, or brokered, deposits and time deposits of $250,000 or more, in order to provide a relatively stable funding source for our loan portfolio and other earning assets. In addition, at September 30, 2026 and December 31, 2025, we estimate that we have approximately $1.9 billion and $1.5 billion, or 46.4% and 39.6% of total deposits, respectively, in uninsured deposits, including related interest accrued and unpaid. The increase in uninsured deposits during the first nine months of 2026 was primarily attributable to growth in commercial and other larger-balance client relationships, consistent with our strategy of growing client deposits and reducing our reliance on brokered deposits. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, the amounts above are estimates and are based on the same methodologies and assumptions used by the FDIC for the Bank’s regulatory reporting requirements.

The following table shows the average balance amounts and the average rates paid on deposits.

	Nine months ended September 30,
	2026		2025
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$786,632	0.00%	$705,114	0.00%
Interest-bearing demand deposits	486,611	1.35%	322,689	0.87%
Money market accounts	1,709,978	3.01%	1,530,981	3.46%
Savings accounts	30,038	0.14%	31,538	0.33%
Time deposits less than $250,000	174,570	3.21%	189,564	3.80%
Time deposits greater than or equal to $250,000	670,111	4.08%	763,046	4.46%
Total deposits	$3,857,940	2.36%	$3,542,932	2.74%

During the first nine months of 2026, our average transaction account balances increased by $422.9 million, or 16.3%, from the prior year, while our average time deposit balances decreased by $107.9 million, or 11.3%. The increase in our average transaction account balances is the result of our focus on growing core deposits in each of our markets.

All of our time deposits are certificates of deposit. The maturity distribution of our time deposits $250,000 or more at September 30, 2026 and December 31, 2025 was as follows:

(dollars in thousands)	September 30, 2026	December 31, 2025
Three months or less	$276,536	215,650
Over three through six months	102,438	180,050
Over six through twelve months	156,548	271,920
Over twelve months	104,128	110,334
Total time deposits	$639,650	777,954

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at September 30, 2026 and December 31, 2025 were $639.7 million and $778.0 million, respectively. We have a relationship with IntraFi Promontory Network, allowing us to provide deposit clients with access to aggregate FDIC insurance in amounts exceeding $250,000. This gives us the ability, as and when needed, to attract and retain large deposits from insurance conscious clients. With IntraFi, we have the option to keep deposits on balance sheet or sell them to other members of the network.

At September 30, 2026 and December 31, 2025, we had $240.0 million of convertible fixed rate FHLB advances with a weighted average rate of 3.81% and 3.74%, respectively. At September 30, 2026, the $240.0 million was secured with approximately $1.33 billion of mortgage loans and $14.8 million of stock in the FHLB. At December 31, 2025, the $240.0 million was secured with approximately $1.38 billion of mortgage loans and $14.5 million of stock in the FHLB.

Listed below is a summary of the terms and maturities of the advances outstanding at September 30, 2026 and December 31, 2025.

(dollars in thousands)	September 30, 2026		December 31, 2025
Maturity	Amount	Rate	Amount	Rate
April 28, 2028	$-	-	$40,000	3.51%
June 28, 2028	-	-	40,000	3.54%
July 10, 2028	40,000	3.87%	40,000	3.87%
July 10, 2028	40,000	3.96%	40,000	3.96%
May 15, 2029	35,000	3.90%	35,000	3.90%
July 10, 2029	45,000	3.69%	45,000	3.69%
April 28, 2031	40,000	3.26%	-	-
September 29, 2031	40,000	4.17%	-	-
Total FHLB Advances outstanding	$240,000	3.81%	$240,000	3.74%

Liquidity and Capital Resources

Liquidity is our ability to fund operations, to meet depositor withdrawals, to provide for clients’ credit needs, and to meet maturing obligations and existing commitments. Our liquidity principally depends on our cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and our ability to borrow funds. The several large bank failures across the United States in the first five months of 2023 exemplify the potential serious results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institution’s ability to satisfy its obligations to depositors. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

At September 30, 2026 and December 31, 2025 our cash and cash equivalents totaled $399.5 million and $269.6 million, respectively, or 8.2% and 6.1% of total assets, respectively. Our investment securities at September 30, 2026 and December 31, 2025 amounted to $166.8 million and $147.8 million, respectively, or 3.4% of total assets, at each date. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, loan payoffs, and from additional borrowings. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain five federal funds purchased lines of credit with correspondent banks totaling $113.5 million for which there were no borrowings against the lines of credit at September 30, 2026. We also had $156.1 million pledged and available with the Federal Reserve Discount Window at September 30, 2026. Comparatively, at December 31, 2025, we had $181.2 million pledged and available with the Federal Reserve Discount Window.

We are also a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB at September 30, 2026 was $832.8 million, based primarily on the Bank’s qualifying mortgages available to secure any future borrowings. However, we are able to pledge additional securities to the FHLB in order to increase our available borrowing capacity. In addition, at September 30, 2026 and December 31, 2025 we had $338.1 million and $231.9 million, respectively, of letters of credit outstanding with the FHLB to secure client deposits.

Our relationship with IntraFi Promontory Network provides the Bank with an option to purchase cost-effective funding, subject to certain limits, without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB. In this manner, IntraFi can provide us with another funding option. Thus, it serves as a deposit-

gathering tool and an additional liquidity management tool. Under the Economic Growth, Regulatory Relief, and Consumer Protection Act, a well capitalized bank with a CAMELS rating of 1 or 2 may hold reciprocal deposits up to the lesser of 20% of its total liabilities or $5 billion without those deposits being treated as brokered deposits.

We also have a line of credit with another financial institution for $15.0 million, which was unused at September 30, 2026. The line of credit was renewed on March 5, 2026 at an interest rate of the U.S. Prime Rate plus 0.25% and matures on March 5, 2027.

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

Total shareholders’ equity was $462.1 million at September 30, 2026 and $368.7 million at December 31, 2025. The $93.4 million increase from December 31, 2025 is primarily related to the issuance of 1,207,500 shares of common stock on April 17, 2026 in a public offering. The common stock was issued at $54.00 per share for net proceeds of $61.3 million. Proceeds from the offering are being used for general corporate purposes, including supporting organic growth initiatives, providing capital to the Bank, repurchasing or redeeming outstanding indebtedness, and funding working capital needs. Consistent with this use, on June 30, 2026, in conjunction with the quarterly interest payment, we applied a portion of these proceeds to redeem $11.5 million of outstanding subordinated debt, representing all of our outstanding subordinated notes. The remaining $13.4 million of subordinated debentures at September 30, 2026 relates to the junior subordinated debentures issued to the Trusts in connection with their trust preferred securities. The increase in shareholders’ equity was also driven by net income of $33.3 million for the first nine months of 2026.

On August 27, 2026, we announced that our Board of Directors authorized a share repurchase plan allowing us to repurchase up to $10.0 million of our common stock. Repurchases under the plan after August 23, 2027 would require additional approval of our Board of Directors and the Federal Reserve. The timing and amount of any repurchases will depend on market conditions, our capital position and other factors, and we are not obligated to repurchase any shares. We did not repurchase any shares under the plan during the three months ended September 30, 2026. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), equity to assets ratio (average equity divided by average assets), and tangible common equity ratio (total equity less preferred stock divided by total assets) for the nine months ended September 30, 2026 (annualized) and the year ended December 31, 2025.

	September 30, 2026	December 31, 2025
Return on average assets	0.97%	0.72%
Return on average equity	10.49%	8.73%
Return on average common equity	10.49%	8.73%
Average equity to average assets ratio	9.22%	8.20%
Tangible common equity to assets ratio	9.47%	8.37%

Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain minimum ratios of common equity Tier 1 (“CET1”) capital, Tier 1 capital and total capital to risk-weighted assets. Tier 1 capital consists primarily of CET1 capital, which is generally common shareholders’ equity, excluding unrealized gains and losses on available-for-sale securities if the institution has made the applicable regulatory election, and subject to certain deductions, including certain intangible assets. In determining the amount of risk-weighted assets, assets, including certain off-balance-sheet exposures, are assigned risk weights based on the risks inherent in the type of asset or exposure. Total capital consists of Tier 1 capital plus Tier 2 capital, which includes eligible allowances for credit losses, subject to certain limitations. We are also required to maintain a minimum ratio of Tier 1 capital to average total consolidated assets, subject to applicable adjustments, known as the Tier 1 leverage ratio.

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

To be considered “well capitalized” for purposes of certain rules and prompt corrective action requirements, the Bank must maintain a minimum total risk-based capital ratio of at least 10%, a total Tier 1 capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a leverage ratio of at least 5%. As of September 30, 2026, the Bank’s capital ratios exceeded these ratios and the Bank remained “well capitalized.”

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements.

			September 30, 2026
	Actual		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$473,950	12.73%	$297,868	8.00%	$372,335	10.00%
Tier 1 Capital (to risk weighted assets)	429,257	11.53%	223,401	6.00%	297,868	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	429,257	11.53%	167,551	4.50%	242,018	6.50%
Tier 1 Capital (to average assets)	429,257	9.07%	189,337	4.00%	236,671	5.00%

			December 31, 2025
	Actual		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$437,207	12.85%	$272,120	8.00%	$340,150	10.00%
Tier 1 Capital (to risk weighted assets)	394,927	11.61%	204,090	6.00%	272,120	8.00%
Common Equity Tier 1 Capital (to risk weighted assets)	394,927	11.61%	153,068	4.50%	221,098	6.50%
Tier 1 Capital (to average assets)	394,927	9.06%	174,276	4.00%	217,845	5.00%

The following table summarizes the capital amounts and ratios of the Company and the minimum regulatory requirements.

			September 30, 2026
	Actual		For capital adequacy purposes minimum(1)		To be well capitalized under prompt corrective action provisions minimum
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$532,156	14.28%	$298,054	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	487,463	13.08%	223,540	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	474,463	12.73%	167,655	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	487,463	10.30%	189,353	4.00%	N/A	N/A

			December 31, 2025
	Actual		For capital adequacy purposes minimum		To be well capitalized under prompt corrective action provisions minimum(1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$438,292	12.89%	272,120	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	389,112	11.44%	204,090	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	376,112	11.06%	153,068	4.50%	N/A	N/A
Tier 1 Capital (to average assets)	389,112	8.93%	174,293	4.00%	N/A	N/A

(1)	The prompt corrective action provisions are only applicable at the Bank level. The Bank exceeded the general minimum regulatory requirements to be considered “well capitalized.”

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend money to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2026 unfunded commitments to extend credit were $1.0 billion, of which $149.9 million were at fixed rates and $858.7 million were at variable rates. At December 31, 2025, unfunded commitments to extend credit were $843.6 million, of which approximately $81.4 million were at fixed rates and $762.2 million were at variable rates. A significant portion of the unfunded commitments related to commercial business loans and consumer home equity lines of credit. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

As of September 30, 2026 the reserve for unfunded commitments was $2.4 million or 0.24%, compared to $2.0 million or 0.23% as of December 31, 2025.

At September 30, 2026 and December 31, 2025, there were commitments under letters of credit for $19.5 million and $20.4 million, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Certain accounting policies inherently involve a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. Of the significant accounting policies used in the preparation of our consolidated financial statements, we have identified certain items as critical accounting policies based on the associated estimates, assumptions, judgments and complexity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025, for a description of our significant accounting policies that use critical accounting estimates.

There have been no material changes to our critical accounting estimates since December 31, 2025.

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

As of September 30, 2026, the following table summarizes the forecasted impact on net interest income using a base case scenario given upward and downward movements in interest rates of 100, 200, and 300 basis points based on forecasted assumptions of prepayment speeds, nominal interest rates and loan and deposit repricing rates. Estimates are based on current economic conditions, historical interest rate cycles and other factors deemed to be relevant. However, underlying assumptions may be impacted in future periods which were not known to management at the time of the issuance of the Consolidated Financial Statements. Therefore, management’s assumptions may or may not prove valid. No assurance can be given that changing economic conditions and other relevant factors impacting our net interest income will not cause actual occurrences to differ from underlying assumptions. In addition, this analysis does not consider any strategic changes to our balance sheet which management may consider as a result of changes in market conditions.

Interest rate scenario	Change in net interest income from base
Up 300 basis points	(3.47)%
Up 200 basis points	(1.64)%
Up 100 basis points	(0.58)%
Base	-
Down 100 basis points	0.06%
Down 200 basis points	2.17%
Down 300 basis points	4.01%

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2025.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Sales of Unregistered Securities – None
(b)	Use of Proceeds – Not applicable
(c)	Issuer Purchases of Securities

The following table reflects share repurchase activity during the third quarter of 2026:

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value) of
			Units)	Shares (or
	(a) Total		Purchased as	Units) that May
	Number of		Part of Publicly	Yet Be
	Shares (or	(b) Average	Announced	Purchased
	Units)	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share (or Unit)	Programs	or Programs
July 1, 2026 – July 31, 2026	-	-	-	-
August 1, 2026 – August 31, 2026	-	-	-	$10,000,000
September 1, 2026 – September 30, 2026	-	-	-	$10,000,000
Total	-	-	-	$10,000,000

*On June 17, 2025, we announced a share repurchase plan allowing us to repurchase up to $5.0 million of shares of our common stock (the “Prior Repurchase Plan”). The Prior Repurchase Plan expired on May 22, 2026, and we did not repurchase any shares under the Prior Repurchase Plan prior to its expiration. On August 27, 2026, we announced that our Board of Directors had authorized a new share repurchase plan allowing us to repurchase up to $10.0 million of shares of our common stock (the “Repurchase Plan”). Under the Repurchase Plan, we may repurchase shares from time to time by means of, among other means, open market purchases and solicited and unsolicited privately negotiated transactions. We are not obligated to purchase any shares under the Repurchase Plan, and the Repurchase Plan may be discontinued, suspended or restarted at any time; however, repurchases under the Repurchase Plan after August 23, 2027 would require additional approval of our Board of Directors and the Federal Reserve. We did not repurchase any shares under the Repurchase Plan during the three months ended September 30, 2026.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Trading Plans

During the three months ended September 30, 2026, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 6. EXHIBITS.

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Index to Exhibits attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Southern First Bancshares, Inc. for the quarter ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN FIRST BANCSHARES, INC.
Registrant

Date: October 30, 2026	/s/ R. Arthur Seaver, Jr.
R. Arthur Seaver, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2026	/s/ Christian J. Zych
Christian J. Zych
Chief Financial Officer (Principal Financial Officer)